Form 10-Q
period 1996-06-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 1996-08-13
CIK 897315

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549
                                               ---------------------

                                                     FORM 10-Q


(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 1996

                                                        OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the transition period from                   to ____________
                               -----------------

                              Commission file number: 0-24600

               American Tax Credit Trust, a Delaware statutory business trust
                                         Series I
                    (Exact name of Registrant as specified in its charter)

          Delaware                                         06-6385350
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

Richman American Credit Corp.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                       06830
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No .

                                            AMERICAN TAX CREDIT TRUST,
                                        a Delaware statutory business trust
                                                     Series I

                                          Part I - FINANCIAL INFORMATION.




Item 1.  Financial Statements.

                              Table of Contents



Balance Sheets as of June 29, 1996 (Unaudited) and March 30, 1996 (Unaudited)

Statements of Operations for the three month periods ended June 29, 1996
  (Unaudited) and June 29, 1995 (Unaudited)

Statements of Cash Flows for the three month periods ended June 29, 1996
   (Unaudited) and June 29, 1995 (Unaudited)

Notes to Financial Statements as of June 29, 1996 (Unaudited)


                                           AMERICAN TAX CREDIT TRUST,
                                       a Delaware statutory business trust
                                                    Series I
                                                 BALANCE SHEETS
                                        JUNE 29, 1996 AND MARCH 30, 1996
                                                   (UNAUDITED)


                                                                                  June 29,                 March 30,
                                                                Notes               1996                      1996
                                                                -----          ---------------             -----------
ASSETS

     Cash and cash equivalents                                                  $     561,266             $     569,008
     Restricted cash                                              3                 1,546,943                 2,000,256
     Investments in bonds available-for-sale                      2                   833,026                   859,032
     Investment in Local Partnerships                             3                13,800,038                13,957,764
     Interest receivable                                                               13,714                    12,752
     Organization costs (less accumulated amortization of
       $38,750 and $35,000)                                                            36,250                    40,000
                                                                                 ------------              ------------

                                                                                  $16,791,237               $17,438,812
                                                                                   ==========                ==========

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

   Liabilities:
        Accounts payable and accrued expenses                                  $       20,337            $       31,048
        Payable to Manager                                                            217,103                   193,515
        Capital contributions payable                             3                 1,518,233                 1,972,883
        Interest payable                                                               28,710                    27,373
                                                                                -------------             -------------

                                                                                    1,784,383                 2,224,819
                                                                                  -----------               -----------

   Owners' equity (deficit):
       Manager                                                                        (13,118)                  (11,298)
       Beneficial Owners, $1,000 stated value per unit
         (18,654 Units of Beneficial Ownership Interest
         outstanding)                                                              15,089,513                15,269,704
       Unrealized loss on investments in bonds
         available-for-sale, net                                  2                   (69,541)                  (44,413)
                                                                                 ------------              ------------

                                                                                   15,006,854                15,213,993
                                                                                   ----------                ----------

                                                                                  $16,791,237               $17,438,812
                                                                                   ==========                ==========




                                       See Notes to Financial Statements.


                                           AMERICAN TAX CREDIT TRUST,
                                       a Delaware statutory business trust
                                                    Series I
                                            STATEMENTS OF OPERATIONS
                                THREE MONTH PERIODS ENDED JUNE 29, 1996 AND 1995
                                                   (UNAUDITED)


                                                                      Notes              1996                    1995
                                                                      -----           ----------              ----------
REVENUE

  Interest                                                                            $   42,055               $  69,369
                                                                                       ---------                --------

  TOTAL REVENUE                                                                           42,055                  69,369
                                                                                       ---------                --------

EXPENSES

  Management fee                                                                          48,588                  47,456
  Professional fees                                                                       10,244                   6,362
  Printing, postage and other                                                              3,758                   7,369
  Amortization                                                                             3,750                   3,750
                                                                                      ----------               ---------

  TOTAL EXPENSES                                                                          66,340                  64,937
                                                                                       ---------                --------

Income (loss) from operations                                                            (24,285)                  4,432

Equity in loss of Investment in Local Partnerships                      3               (157,726)                (74,397)
                                                                                        --------                 -------

NET LOSS                                                                               $(182,011)               $(69,965)
                                                                                        ========                 =======

NET LOSS ATTRIBUTABLE TO
  Manager                                                                            $    (1,820)             $     (700)
  Beneficial Owners                                                                     (180,191)                (69,265)
                                                                                        --------                 -------

                                                                                       $(182,011)               $(69,965)
                                                                                        ========                 =======

NET LOSS per Unit of Beneficial Ownership
  Interest (18,654 Units of Beneficial Ownership Interest)                          $      (9.66)             $    (3.71)
                                                                                     ===========               =========









                                       See Notes to Financial Statements.



                                           AMERICAN TAX CREDIT TRUST,
                                       a Delaware statutory business trust
                                                    Series I
                                            STATEMENTS OF CASH FLOWS
                                THREE MONTH PERIODS ENDED JUNE 29, 1996 AND 1995
                                                    (UNAUDITED)


                                                                                   1996                 1995
                                                                               ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Interest received                                                           $    43,308          $   100,204
   Cash paid for:
     management fee                                                                (25,000)             (25,000)
     printing, postage and other expenses                                           (4,868)              (7,369)
     professional fees                                                             (19,845)              (1,362)
                                                                                ----------          -----------

   Net cash provided by (used in) operating activities                              (6,405)              66,473
                                                                               -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Investment in Local Partnerships                                               (454,650)            (162,250)
   Transfer from restricted cash                                                   453,313              150,208
   Maturity/redemption of bonds                                                                       1,099,922
                                                                               -----------            ---------

   Net cash provided by (used in) investing activities                              (1,337)           1,087,880
                                                                               -----------            ---------

Net increase (decrease) in cash and cash equivalents                                (7,742)           1,154,353

Cash and cash equivalents at beginning of period                                   569,008              190,909
                                                                                 ---------           ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  561,266           $1,345,262
                                                                                 =========            =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

   Unrealized loss on investments in bonds available-for-sale, net              $  (25,128)       $        (403)
                                                                                 =========         ============



- - -------------------------------------------------------------------------------
See  reconciliation  of net loss to net cash  provided  by (used  in)  operating activities on the following page.





                                       See Notes to Financial Statements.



                                           AMERICAN TAX CREDIT TRUST,
                                       a Delaware statutory business trust
                                                    Series I
                                     STATEMENTS OF CASH FLOWS - (Continued)
                                THREE MONTH PERIODS ENDED JUNE 29, 1996 AND 1995
                                                    (UNAUDITED)



                                                                                       1996                     1995
                                                                                    ----------                ---------
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES

NET LOSS                                                                             $(182,011)               $ (69,965)
                                                                                      --------                 --------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES

   Equity in loss of Investment in Local Partnerships                                  157,726                   74,397
   Amortization of organization costs                                                    3,750                    3,750
   Amortization of net premium on investments in bonds                                     878
   Accretion of zero coupon in bonds                                                                             18,793
   Increase (decrease) in accounts payable and accrued expenses                        (10,711)                   5,000
   Increase in interest receivable                                                        (962)
   Increase in payable to Manager                                                       23,588                   22,456
   Increase in interest payable                                                          1,337                   12,042
                                                                                   -----------                 --------

   Total adjustments                                                                   175,606                  136,438
                                                                                    ----------                  -------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                                                  $     (6,405)              $   66,473
                                                                                   ===========                =========














                                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 1996
                                   (UNAUDITED)

1.     Basis of Presentation

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 1996 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three month period ended June 29, 1996 are not necessarily indicative of the results that may be expected for the entire year.

       Certain reclassifications of amounts have been made to conform to the current period presentation.

2.     Investments in Bonds Available-For-Sale

       As of June 29, 1996, certain information concerning investments in bonds available-for-sale is as follows:

                                                                       Gross unrealized        Gross
                                                        Amortized            gains           unrealized        Estimated
                                                           cost                                losses          fair value
          Description and maturity Corporate debt securities:
            After five years through ten years        $    220,346     $         --        $     (14,647)     $   205,699
            After ten years                                682,221              --               (54,894)         627,327
                                                       -----------     ----------------     ------------       ----------

                                                      $    902,567     $         --         $    (69,541)     $   833,026
                                                       ===========      ================     ===========       ==========


3.     Investment in Local Partnerships

       The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships representing capital contributions in the aggregate amount of $14,985,339, of which the Trust has paid $13,467,106 and $1,518,233 are outstanding as of June 29, 1996. Such outstanding capital contributions are reflected as restricted cash in the accompanying balance sheet as of June 29, 1996. The outstanding capital contributions are payable in installments upon each Local Partnerships' satisfaction of specified conditions related to construction and/or operations. In accordance with the limited partnership agreements of the Local Partnerships, the final determination of the capital contribution obligations to be paid by the Trust to the Local Partnerships may be adjusted if the actual Low-income Tax Credit of a Local Partnership is greater than or less than the expected Low-income Tax Credit of such Local Partnership, among other things, at the time of acquisition. As of March 31, 1996, the Local Partnerships have outstanding mortgage

- - --------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------
                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1996
                                   (UNAUDITED)


3.     Investment in Local Partnerships (continued)

and construction loans payable totaling approximately $22,046,000 (exclusive of unutilized construction loan commitments for properties under construction of approximately $1,700,000) and accrued interest payable on such loans totaling approximately $340,000, which are secured by security interests and liens common to mortgage and construction loans on the Local Partnerships' real property and other assets.

       For the three month period ended June 29, 1996, the Investment in Local Partnerships activity consists of the following:



             Investment in Local Partnerships as of March 30, 1996                $13,957,764

             Equity in loss of Investment in Local Partnerships for the
                three month period ended March 31, 1996                              (157,726)
                                                                                  -----------

             Investment in Local Partnerships as of June 29, 1996                 $13,800,038
                                                                                   ==========



       The combined unaudited balance sheets of the Local Partnerships as of March 31, 1996 and December 31, 1995 and the combined unaudited statements of operations of the Local Partnerships for the three month periods ended March 31, 1996 and 1995 are reflected on pages 9 and 10, respectively.






- - --------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1996
                                   (UNAUDITED)

3.     Investment in Local Partnerships (continued)

       The combined balance sheets of the Local Partnerships as of March 31, 1996 and December 31, 1995 are as follows:

         ASSETS                                                                                 1996                1995
                                                                                          --------------       ------------
         Cash and other investments                                                      $     448,555        $     421,620
         Rental receivable                                                                      24,035               35,109
         Capital contributions receivable                                                    3,196,093            3,682,589
         Escrow deposits and reserves                                                          935,196              741,861
         Land                                                                                  705,354              705,354
         Buildings and improvements (net of accumulated depreciation of $1,736,085
           and $1,460,998)                                                                  28,717,908           28,978,299
         Construction in progress                                                            5,315,770            4,480,748
         Intangible assets (net of accumulated amortization of $39,990 and $32,957)            283,940              287,682
         Other                                                                                 220,056              157,584
                                                                                           -----------          -----------

                                                                                           $39,846,907          $39,490,846
                                                                                            ==========           ==========
         LIABILITIES AND PARTNERS' EQUITY

         Liabilities:

         Accounts payable and accrued expenses                                           $     331,097        $     264,732
         Due to related parties                                                              2,339,022            2,962,620
         Mortgage and construction loans                                                    22,046,150           21,265,697
         Note payable                                                                          100,000              100,000
         Accrued interest                                                                      339,710              365,850
         Other                                                                                 845,611              527,271
                                                                                           -----------          -----------

                                                                                            26,001,590           25,486,170
                                                                                            ----------           ----------
         Partners' equity (deficit):

         American Tax Credit Trust, Series I:
             Capital contributions, net of distributions (includes receivable of
                $3,196,093 and $3,486,015)                                                  14,982,339           14,982,339
             Cumulative loss                                                                (1,182,301)          (1,024,575)
                                                                                            ----------           ----------

                                                                                            13,800,038           13,957,764
                                                                                            ----------           ----------
         General partners and other limited partners:
             Capital contributions, net of distributions (includes receivable of
                $196,574 as of December 31, 1995)                                              284,586              284,586
             Cumulative loss                                                                  (239,307)            (237,674)
                                                                                           -----------          -----------

                                                                                                45,279               46,912
                                                                                         -------------        -------------

                                                                                            13,845,317           14,004,676
                                                                                            ----------           ----------

                                                                                           $39,846,907          $39,490,846
                                                                                            ==========           ==========





- - --------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1996
                                   (UNAUDITED)


3.     Investment in Local Partnerships (continued)

       The combined statements of operations of the Local Partnerships for the three month periods ended March 31, 1996 and 1995 are as follows:


                                                                             1996                    1995
                                                                         ------------            -----------
             REVENUE

                Rental                                                    $  813,246              $  440,613
                Interest and other                                            21,612                  40,375
                                                                          ----------              ----------

                Total Revenue                                                834,858                 480,988
                                                                           ---------               ---------

             EXPENSES

                Administrative                                               140,354                  90,818
                Utilities                                                    104,325                  64,651
                Operating, maintenance and other                             144,469                  70,324
                Taxes and insurance                                           96,073                  83,988
                Interest (including amortization of $7,033 and
                   $2,744)                                                   233,909                  82,720
                Depreciation                                                 275,087                 163,687
                                                                           ---------               ---------

                Total Expenses                                               994,217                 556,188
                                                                           ---------               ---------

             NET LOSS                                                      $(159,359)             $  (75,200)
                                                                            ========               =========

             NET LOSS ATTRIBUTABLE TO
                American Tax Credit Trust, Series I                        $(157,726)             $  (74,397)
                General partners and other limited partners                   (1,633)                   (803)
                                                                           ---------              ----------

                                                                           $(159,359)             $  (75,200)
                                                                            ========               =========


       The combined results of operations of the Local Partnerships for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for an entire operating period.

4.     Additional Information

       Additional information, including the audited March 30, 1996 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Trust's Annual Report on Form 10-K for the fiscal year ended March 30, 1996 on file with the Securities and Exchange Commission.





- - --------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------
                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition.

As of June 29, 1996, Registrant has not experienced a significant change in financial condition as compared to March 30, 1996. Principal changes in assets are comprised of quarterly periodic transactions and adjustments and anticipated equity in loss from operations of the Local Partnerships. During the three month period ended June 29, 1996, Registrant received cash from interest earnings and utilized cash for normal operating expenses and for capital contributions payable to Local Partnerships. During the three month period ended June 29, 1996, Registrant recorded a net unrealized loss on bonds available-for-sale of approximately $25,000, resulting in a net unrealized loss of approximately $70,000 reflected in Registrant's owners' equity as of June 29, 1996. In addition, during the three month period ended June 29, 1996, Registrant recorded amortization of net premiums on investments in bonds of approximately $1,000. During the three month period ended June 29, 1996, the Investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three month period ended March 31, 1996 of $157,726.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. The rents of the Properties, several of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. One Local Partnership's
Section 8 contract, which covers certain rental units, is scheduled to expire during 1996. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses and Mandatory Debt Service requirements and other charges, the Local General Partners are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the
"Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the three month period ended March 31, 1996, revenue from operations, Deficit Guarantee advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. As of March 31, 1996, all but one of the Local Partnerships have achieved full operational status with the one remaining Local Partnership expecting to have completed construction during the summer of 1996. Certain Local Partnerships are effectively operating at or near breakeven levels, although such Local Partnerships' accounting information reflects operating deficits that do not represent cash deficits due to their mortgage financing structure and required deferrals of property management fees.

Results of Operations.

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. Registrant accounts for its investments in Local Partnerships in accordance with the equity method of accounting and Emerging Issues Task Force ("EITF") Issue No. 94-1, "Accounting for Tax Benefits resulting from Investments in Affordable Housing Projects." Under the equity method of accounting and in accordance with EITF Issue No. 94-1, the investment is carried at cost which includes capital contributions payable, and is adjusted for Registrant's share of the Local Partnership's results of operations and by any cash distributions received. Equity in loss of each Investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Any equity in loss in excess of Registrant's investment balance in a Local







Partnership is allocated to other partners' capital in each such Local Partnership. As a result, the equity in loss of Investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero.

Three Month Period Ended June 29, 1996.

For the three month period ended June 29, 1996, Registrant had a net loss of approximately $182,000, which included an equity in loss of Investment in Local Partnerships of approximately $158,000 for the three month period ended March 31, 1996. Registrant's loss from operations for the three month period ended June 29, 1996 of approximately $24,000 was attributable to interest revenue of approximately $42,000, exceeded by operating expenses of approximately $62,000 and amortization of organization costs of approximately $4,000.

The Local Partnerships' net loss of approximately $159,000 for the three month period ended March 31, 1996 was attributable to rental and other revenue of approximately $835,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $712,000 and approximately $282,000 of depreciation and amortization expenses. As a result of ongoing development and construction, one Local Partnership has not commenced rental operations.

Three Month Period Ended June 29, 1995.

For the three month period ended June 29, 1995, Registrant had a net loss of approximately $70,000, which included an equity in loss of Investment in Local Partnerships of approximately $74,000 for the three month period ended March 31, 1995. Registrant's income from operations for the three month period ended June 29, 1995 of approximately $4,000 was attributable to interest revenue of approximately $69,000, offset by operating expenses of approximately $61,000 and amortization of organization costs of approximately $4,000.

The Local Partnerships' net loss of approximately $75,000 for the three month period ended March 31, 1995 was attributable to rental and other revenue of approximately $481,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $390,000 and approximately $166,000 of depreciation and amortization expenses. As a result of ongoing development, construction and initial rent-up, certain Local Partnerships did not experience full operations as of March 31, 1995. In addition, Registrant had not utilized all net proceeds as of March 31, 1995.

Three Month Period Ended June 29, 1996 versus
Three Month Period Ended June 29, 1995.

Registrant's operations for the three month period ended June 29, 1996 resulted in a net loss of approximately $182,000, as compared to a net loss of approximately $70,000 for the same period in 1995. The increase in net loss is primarily attributable to an increase in equity in loss of Investment in Local Partnerships of approximately $83,000 and a decrease in interest revenue of approximately $27,000. The increase in equity in loss of investment in Local Partnerships is a result of more Local Partnerships achieving full operations subsequent to June 29, 1995 and the acquisition of two Local Partnership interests subsequent to March 31, 1995. Interest revenue declined primarily as a result of Registrant's utilization of Temporary Investments to pay capital contributions to Local Partnerships.





- - --------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

                          PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AMERICAN TAX CREDIT TRUST,
                                       a Delaware statutory business trust,
                                                   Series I

                                   By:  Richman American Credit Corp.,
                                   The Manager


Dated:    August 13, 1996          /s/      Richard Paul Richman
          ---------------         -----------------------------
                                            Richard Paul Richman
                                            President, Chief Executive
                                            Officer and Director of the Manager


Dated:    August 13, 1996          /s/      Neal Ludeke
          ---------------         --------------------
                                            Neal Ludeke
                                            Vice President and
                                            Treasurer of the Manager
                                            (Principal Financial and Accounting
                                             Officer of The Trust)