Form 10-Q
period 1996-09-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 1996-11-13
CIK 897315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---
         EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 1996

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

                         Part I - FINANCIAL INFORMATION



Item 1.  Financial Statements

                                   Table of Contents                                           Page
Balance Sheets as of September 29, 1996 (Unaudited) and March 30, 1996
(Unaudited)

Statements of Operations for the three and six month periods ended September 29, 1996 (Unaudited) and September 29, 1995 (Unaudited)

Statements of Cash Flows for the six months ended September 29, 1996 (Unaudited) and September 29, 1995 (Unaudited)

Notes to Financial Statements as of September 29, 1996 (Unaudited)





                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                                 BALANCE SHEETS
                      SEPTEMBER 29, 1996 AND MARCH 30, 1996
                                   (UNAUDITED)



                                                                                   September 29,         March 30,
                                                                        Notes           1996                 1996
                                                                        -----   -------------------  ------------
ASSETS

Cash and cash equivalents                                                       $       566,349      $      569,008
Restricted cash                                                           3           1,547,876           2,000,256
Investments in bonds available-for-sale                                   2             842,008             859,032
Investment in local partnerships                                          3          13,550,428          13,957,764
Interest receivable                                                                      13,566              12,752
Organization costs (less accumulated amortization of $42,500
   and $35,000)                                                                          32,500              40,000
                                                                                ---------------     ---------------

                                                                                   $ 16,552,727        $ 17,438,812
                                                                                   ============        ============

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities
   Accounts payable and accrued expenses                                        $        14,657      $       31,048
   Payable to manager                                                                   240,690             193,515
   Capital contributions payable                                          3           1,518,233           1,972,883
   Interest payable                                                                      29,643              27,373
                                                                                 ---------------     ---------------

                                                                                      1,803,223           2,224,819
                                                                                 --------------      --------------

Owners' equity (deficit)
   Manager                                                                              (15,790)            (11,298)
   Beneficial owners, $1,000 stated value per unit (18,654 units of
     beneficial ownership interest outstanding)                                      14,824,975          15,269,704
   Unrealized loss on investments in bonds available-for-sale, net        2             (59,681)            (44,413)
                                                                                   -------------        ------------

                                                                                     14,749,504          15,213,993
                                                                                  -------------       -------------

                                                                                   $ 16,552,727        $ 17,438,812
                                                                                   ============        ============








                                          See Notes to Financial Statements.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF OPERATIONS
          THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 1996 AND 1995
                                   (UNAUDITED)



                                                              Three Months     Six Months        Three Months      Six Months
                                                                  Ended          Ended               Ended           Ended
                                                              September 29,   September 29,      September 29,    September 29,
                                                                  1996           1996                 1995           1995
REVENUE

Interest                                                $      42,422  $          84,477   $        78,230  $       147,599
                                                        ----------------  ----------------   ----------------  --------------

TOTAL REVENUE                                                  42,422             84,477            78,230          147,599
                                                        ----------------- -----------------  ----------------- ---------------

EXPENSES

Management fee                                                 48,587             97,175            50,858           98,314
Professional fees                                               5,522             15,766             5,390           11,752
Printing, postage and other                                     2,163              5,921             6,742           14,111
Amortization                                                    3,750              7,500             3,750            7,500
                                                        ----------------- -----------------  --------------   ----------------

TOTAL EXPENSES                                                 60,022            126,362            66,740          131,677
                                                        ----------------  ---------------    ----------------  ---------------

Income (loss) from operations                                 (17,600)           (41,885)           11,490           15,922

Equity in loss of investment in local
  partnerships                                   3           (249,610)          (407,336)          (59,429)        (133,826)
                                                        ---------------   ---------------    --------------    ---------------

NET LOSS                                                $    (267,210)   $      (449,221)    $     (47,939)    $   (117,904)
                                                        ==============    ==============     ==============    ==============

NET LOSS ATTRIBUTABLE TO
  Manager                                               $        (2,672) $         (4,492)  $          (479)  $       (1,179)
  Beneficial owners                                            (264,538)         (444,729)          (47,460)        (116,725)
                                                        ---------------   ---------------    --------------    ---------------

                                                        $      (267,210)   $     (449,221)    $     (47,939)    $    (117,904)
                                                        ==============    ==============     =============     ==============

NET LOSS per unit of beneficial ownership
  interest (18,654 units of beneficial
  ownership interest)                                   $         (14.18) $        (23.84)  $         (2.54)  $       (6.26)
                                                        ================  ================   ===============   ================






                                          See Notes to Financial Statements.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 1996 AND 1995
                                   (UNAUDITED)


                                                                                       1996                  1995
                                                                               --------------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                              $       87,689      $       184,472
Cash paid for
   management fee                                                                     (50,000)             (50,000)
   professional fees                                                                  (30,016)              (1,341)
   printing, postage and other expenses                                                (8,062)             (14,112)
                                                                               ----------------      ---------------

Net cash provided by (used in) operating activities                                      (389)             119,019
                                                                               ----------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in local partnerships                                                     (454,650)            (401,812)
Transfer from restricted cash                                                         452,380              432,044
Maturity/redemption of bonds                                                                             1,099,922
                                                                                 ------------          -------------

Net cash provided by (used in) investing activities                                   (2,270)            1,130,154
                                                                               ---------------         -------------
Net increase (decrease) in cash and cash equivalents                                  (2,659)            1,249,173

Cash and cash equivalents at beginning of period                                     569,008               190,909
                                                                               ---------------        --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    566,349          $  1,440,082
                                                                               ==============          =============

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds available-for-sale, net                 $    (15,268)        $         (403)
                                                                               ==============        ================

Increase in capital contributions payable                                                             $   1,146,102

                                                                                                      ===============


----------------------------------------------------------------------------------------------------------------------
See  reconciliation  of net loss to net cash  provided  by (used  in) operating activities on page 6.







                                          See Notes to Financial Statements.



                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                     STATEMENTS OF CASH FLOWS - (Continued)
                  SIX MONTHS ENDED SEPTEMBER 29, 1996 AND 1995
                                   (UNAUDITED)



                                                                                       1996                  1995
                                                                                ------------------    -----------
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES

Net loss                                                                          $  (449,221)          $  (117,904)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

   Equity in loss of investment in local partnerships                                 407,336               133,826
   Amortization of organization costs                                                   7,500                 7,500
   Amortization of net premium on investments in bonds                                  1,756
   Accretion of zero coupon bonds                                                                            18,793
   Increase (decrease) in accounts payable and accrued expenses                       (16,391)               10,410
   Increase in interest receivable                                                       (814)
   Increase in payable to manager                                                      47,175                48,314
   Increase in interest payable                                                           2,270              18,080
                                                                                ---------------      --------------

NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                                                   $         (389)        $    119,019
                                                                                ==============         ============




















                                          See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 1996
                                   (UNAUDITED)

1.   Basis of Presentation

     The  accompanying  unaudited  financial  statements  have been  prepared in accordance  with  generally  accepted  accounting  principles  for  interim financial  information.  They do not include all  information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations  are impacted  significantly  by the combined  results  of  operations  of the  Local  Partnerships,  which  are provided by the Local  Partnerships  on an unaudited  basis during  interim periods.  Accordingly,  the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial
     statements  include  all  adjustments   necessary  to  present  fairly  the
     financial  position as of September  29, 1996 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal  recurring  nature.  The results of operations for the three and six month periods ended  September 29, 1996 are not  necessarily  indicative of the results that may be expected for the entire year.

     Certain reclassifications of amounts have been made to conform to the current period presentation.

2.   Investments in Bonds Available-For-Sale

     As of September 29, 1996, certain information concerning investments in bonds available-for-sale is as follows:

                                                                   Gross unrealized        Gross
                                                    Amortized            gains           unrealized         Estimated
                                                      cost                                losses            fair value
       Description and maturity
       Corporate debt securities
         After five years through ten years      $     220,395     $         --       $    (13,168)       $   207,227
         After ten years                               681,294               --             (46,513)          634,781
                                                 -------------     ------------------ -------------      ------------

                                                 $     901,689     $         --       $    (59,681)       $   842,008
                                                 =============     ================== ============        ===========

3.   Investment in Local Partnerships

     The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships representing capital contributions in the aggregate amount of $14,985,339, of which the Trust has paid $13,467,106 and $1,518,233 are outstanding as of September 29, 1996. Restricted cash in the accompanying balance sheet as of September 29, 1996 includes such outstanding capital contributions. The outstanding capital contributions are payable in installments upon each Local Partnerships' satisfaction of specified conditions related to construction and/or operations. In accordance with the limited partnership agreements of the Local Partnerships, the final determination of the capital contribution obligations to be paid by the Trust to the Local Partnerships may be adjusted if the actual Low-income Tax Credit of a Local Partnership is greater than or less than the expected Low-income Tax Credit of such Local Partnership, among other things, at the time of acquisition. As of June 30, 1996, the Local Partnerships have outstanding mortgage and


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1996
                                   (UNAUDITED)



3.   Investment in Local Partnerships (continued)

construction loans payable totaling approximately $22,853,000 (exclusive of unutilized construction loan commitments for properties under construction of approximately $709,000) and accrued interest payable on such loans totaling approximately $437,000, which are secured by security interests and liens common to mortgage and construction loans on the Local Partnerships' real property and other assets.

     For the six months  ended  September  29,  1996,  the  investment  in Local
Partnerships activity consists of the following:


        Investment in Local Partnerships as of March 30, 1996                                  $ 13,957,764

       Equity in loss of investment in Local Partnerships for
          the three months ended
              March 31, 1996                                       $   (157,726)
              June 30, 1996                                            (249,610)              (407,336)
                                                                   -------------         --------------

       Investment in Local Partnerships as of September 29, 1996                               $ 13,550,428
                                                                                               ============


     The combined unaudited balance sheets of the Local Partnerships as of June 30, 1996 and December 31, 1995 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 1996 and 1995 are reflected on pages 9 and 10, respectively.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1996
                                   (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of June 30, 1996 and December 31, 1995 are as follows:

                                                                                 June 30,              December 31,
                                                                                   1996                    1995
                                                                            ------------------      -----------
      ASSETS
      Cash and other investments                                               $    405,957            $    421,620
      Rental receivable                                                              24,677                  35,109
      Capital contributions receivable                                            1,714,807               3,682,589
      Escrow deposits and reserves                                                1,220,198                 741,861
      Land                                                                          705,354                 705,354
      Buildings and improvements (net of accumulated
        depreciation of $2,037,440 and $1,460,998)                               34,607,007              28,978,299
      Construction in progress                                                                            4,480,748
      Intangible assets (net of accumulated amortization of
        $46,237 and $32,957)                                                        277,693                 287,682
      Other                                                                         164,228                 157,584
                                                                            ---------------         ---------------
                                                                               $ 39,119,921            $ 39,490,846
                                                                               ============            ============
      LIABILITIES AND PARTNERS' EQUITY
      Liabilities
        Accounts payable and accrued expenses                                 $     412,442           $     264,732
        Due to related parties                                                    1,229,803               2,962,620
        Mortgage and construction loans                                          22,853,294              21,265,697
        Note payable                                                                100,000                 100,000
        Accrued interest                                                            437,133                 365,850
        Other                                                                       494,131                 527,271
                                                                             --------------          --------------

                                                                                 25,526,803              25,486,170
                                                                              -------------           -------------
      Partners' equity
        American Tax Credit Trust, Series I
           Capital contributions, net of distributions
             (includes receivable of $1,518,233 and $3,486,015)                  14,982,339              14,982,339
           Cumulative loss                                                       (1,431,911)             (1,024,575)
                                                                              -------------           -------------

                                                                                 13,550,428              13,957,764
                                                                              -------------           -------------
        General partners and other limited partners
           Capital contributions, net of distributions
             (includes receivable of $196,574)                                      284,586                 284,586
           Cumulative loss                                                         (241,896)               (237,674)
                                                                             --------------          --------------
                                                                                     42,690                  46,912
                                                                             --------------             ------------
                                                                                 13,593,118              14,004,676
                                                                              -------------           -------------
                                                                                $39,119,921            $ 39,490,846
                                                                                ===========            ============


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1996
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 1996 and 1995 are as follows:

                                                     Three Months      Six Months Ended     Three Months      Six Months Ended
                                                    Ended June 30,         June 30,        Ended June 30,         June 30,
                                                            1996              1996                1995               1995
                                                   ----------------------------------------------------------------------
      REVENUE

      Rental                                       $       849,525    $     1,662,771     $      500,862     $       941,475
      Interest and other                                    15,712             37,324              4,807             45,182
                                                   -----------------  -----------------   -----------------  -----------------

      Total Revenue                                         865,237         1,700,095             505,669             986,657
                                                   ----------------   ---------------     ---------------    ----------------

      EXPENSES

      Administrative                                      154,803             295,157             89,006             179,824
      Utilities                                           107,297             211,622             50,356             115,007
      Operating, maintenance and other                    170,218             314,687             72,881             143,205
      Taxes and insurance                                 142,758             238,831             80,277             164,265
      Interest (including amortization of
        $6,247, $13,280, $2,742 and $5,486)               241,005             474,914            109,223             191,943
      Depreciation                                        301,355             576,442            163,987             327,674
                                                   ----------------   ----------------    ---------------    ----------------

       Total Expenses                                    1,117,436          2,111,653             565,730          1,121,918
                                                   ---------------    ---------------     ---------------    ---------------

      NET LOSS                                     $     (252,199)     $     (411,558)    $      (60,061)     $     (135,261)
                                                   ==============      ==============     ==============      ==============

      NET LOSS ATTRIBUTABLE TO
        American Tax Credit Trust, Series I        $     (249,610)     $     (407,336)    $      (59,429)     $     (133,826)
         General partners and other limited
           partners                                        (2,589)             (4,222)              (632)            (1,435)
                                                   -----------------  -----------------   -----------------  -----------------

                                                   $     (252,199)     $     (411,558)    $      (60,061)     $     (135,261)
                                                   ==============      ==============     ===============     ==============

     The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for an entire operating period.

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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of September 29, 1996, Registrant has not experienced a significant change in financial condition as compared to March 30, 1996. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the Local Partnerships and payments of capital contributions to the Local Partnerships. During the six months ended September 29, 1996, Registrant received cash from interest earnings and utilized cash for normal operating expenses and for capital contributions payable to Local
Partnerships. In addition, during the six months ended September 29, 1996, Registrant recorded a net unrealized loss on bonds available-for-sale of approximately $15,000, resulting in a net unrealized loss of approximately $60,000 reflected in Registrant's owners' equity (deficit) as of September 29, 1996. During the six months ended September 29, 1996, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 1996 of $407,336.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. The rents of the Properties, several of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. One Local Partnership's
Section 8 contract, which covers certain rental units, is scheduled to expire in 1997 after being extended for one year. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses and Mandatory Debt Service requirements and other charges, the Local General Partners are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the six months ended June 30, 1996, revenue from operations, Local General Partner advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. As of June 30, 1996, all but one of the Local Partnerships have achieved full operational status with the one remaining Local Partnership having completed construction and full rent-up during June 1996. The Local Partnerships are effectively operating at or near breakeven levels, although certain Local Partnerships' accounting information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. As discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and the required deferral of property management fees.

The terms of the partnership agreement of Penn Apartment Associates (the "Penn Apartment Local Partnership") require the Local General Partner of the Penn Apartment Local Partnership to advance funds to cover operating deficits up to $100,000 through February 1999. As of June 30, 1996, the Local General Partner of the Penn Apartment Local Partnership has advanced approximately $8,000. In addition, the Local General Partner of the Penn Apartment Local Partnership is required to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The mortgage does not require any Mandatory Debt Service payments during the Compliance Period. The Penn Apartment Local Partnership incurred an operating deficit for the six months ended June 30, 1996 of approximately $7,000 which includes property management fees of approximately $3,000. Accordingly, the net operating deficit was approximately $4,000. Of Registrant's total annual Low-income Tax Credits, approximately 8.58% is allocated from the Penn Apartment Local Partnership.

The terms of the partnership agreement of Edgewood Manor Associates, L.P. (the "Edgewood Manor Local Partnership") require the Local General Partners of the Edgewood Manor Local Partnership to advance funds to cover operating deficits up to $300,000 through November 1996. As of June 30, 1996, the Local General Partners of the Edgewood Manor Local Partnership have advanced approximately $27,000. In addition, the Local General Partners of the Edgewood Manor Local Partnership are required to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The Edgewood Manor Local Partnership incurred an operating deficit for the six months ended June 30, 1996 of approximately $33,000 which includes property management fees of approximately $6,000. Accordingly, the net operating deficit was approximately $27,000. Of Registrant's total annual Low-income Tax Credits, approximately 19.61% is allocated from the Edgewood Manor Apartments Local Partnership.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investments in Local Partnerships in accordance with the equity method of accounting and Emerging Issues Task Force ("EITF") Issue No. 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects." Under the equity method of accounting and in accordance with EITF Issue No. 94-1, the investment is carried at cost which includes capital contributions payable, and is adjusted for Registrant's share of the Local Partnership's results of operations and by any cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Any equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in each such Local Partnership. As a result, the equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero.

Three Months Ended September 29, 1996

For the three months ended September 29, 1996, Registrant had a net loss of approximately $267,000, which included an equity in loss of investment in Local Partnerships of approximately $250,000 for the three months ended June 30, 1996. Registrant's loss from operations for the three months ended September 29, 1996 of approximately $17,000 was attributable to interest revenue of approximately $43,000, exceeded by operating expenses of approximately $56,000 and amortization of organization costs of approximately $4,000. Interest income for future periods is expected to decline as Temporary Investments are utilized to make payments of capital contributions to Local Partnerships.

The Local Partnerships' net loss of approximately $252,000 for the three months ended June 30, 1996 was attributable to rental and other revenue of approximately $865,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $809,000 and approximately $308,000 of depreciation and amortization expenses. As a result of ongoing development and construction, one Local Partnership completed construction and initial rent-up during June 1996.




Three Months Ended September 29, 1995

For the three months ended September 29, 1995, Registrant had a net loss of approximately $48,000, which included an equity in loss of investment in Local Partnerships of approximately $59,000 for the three months ended June 30, 1995. Registrant's income from operations for the three months ended September 29, 1995 of approximately $11,000 was attributable to interest revenue of approximately $78,000, offset by operating expenses of approximately $63,000 and amortization of organization costs of approximately $4,000.

The Local Partnerships' net loss of approximately $60,000 for the three months ended June 30, 1995 was attributable to rental and other revenue of approximately $506,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $399,000 and approximately $167,000 of depreciation and amortization expenses. As a result of ongoing development, construction and initial rent-up, certain Local Partnerships had not experienced full operations as of June 30, 1995. In addition, Registrant had not utilized all net proceeds for acquiring Local Partnership interests as of June 30, 1995.

Six Months Ended September 29, 1996

For the six months ended September 29, 1996, Registrant had a net loss of approximately $449,000, which included an equity in loss of investment in Local Partnerships of approximately $407,000 for the six months ended June 30, 1996. Registrant's loss from operations for the six months ended September 29, 1996 of approximately $42,000 was attributable to interest revenue of approximately $84,000, exceeded by operating expenses of approximately $118,000 and amortization of organization costs of approximately $8,000. Interest income for future periods is expected to decline as Temporary Investments are utilized to make payments of capital contributions to Local Partnerships.

The Local Partnerships' net loss of approximately $412,000 for the six months ended June 30, 1996 was attributable to rental and other revenue of approximately $1,700,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $1,522,000 and approximately $590,000 of depreciation and amortization expenses. As a result of ongoing development and construction, one Local Partnership completed construction and initial rent-up during June 1996.

Six Months Ended September 29, 1995

For the six months ended September 29, 1995, Registrant had a net loss of approximately $118,000, which included an equity in loss of investment in Local Partnerships of approximately $134,000 for the six months ended June 30, 1995. Registrant's income from operations for the six months ended September 29, 1995 of approximately $16,000 was attributable to interest revenue of approximately $148,000, offset by operating expenses of approximately $124,000 and amortization of organization costs of approximately $8,000.

The Local Partnerships' net loss of approximately $135,000 for the six months ended June 30, 1995 was attributable to rental and other revenue of approximately $987,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $789,000 and approximately $333,000 of depreciation and amortization expenses. As a result of ongoing development, construction and initial rent-up, certain Local Partnerships had not experienced full operations as of June 30, 1995. In addition, Registrant had not utilized all net proceeds for acquiring Local Partnership interests as of June 30, 1995.

Three and Six Month Periods Ended September 29, 1996 versus
Three and Six Month Periods Ended September 29, 1995

Registrant's operations for the three months ended September 29, 1996 resulted in a net loss of approximately $267,000 as compared to a net loss of approximately $48,000 for the same period in 1995. The increase in net loss is primarily attributable to an increase in equity in loss of investment in Local Partnerships of approximately $190,000 and a decrease in interest revenue of approximately $36,000. The increase in equity in loss of investment in Local Partnerships is a result of more Local Partnerships achieving full operations and the acquisition of two Local Partnership interests subsequent to June 30, 1995. Interest revenue declined primarily as a result of Registrant's utilization of Temporary Investments to pay capital contributions to Local Partnerships.

Registrant's operations for the six months ended September 29, 1996 resulted in a net loss of approximately $449,000 as compared to a net loss of approximately $118,000 for the same period in 1995. The increase in net loss is primarily attributable to an increase in equity in loss of investment in Local Partnerships of approximately $274,000 and a decrease in interest revenue of approximately $63,000. The increase in equity in loss of investment in Local Partnerships is a result of more Local Partnerships achieving full operations and the acquisition of two Local Partnership interests subsequent to June 30, 1995. Interest revenue declined primarily as a result of Registrant's utilization of Temporary Investments to pay capital contributions to Local Partnerships.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

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


                                            AMERICAN TAX CREDIT TRUST,
                                            a Delaware statutory business trust,
                                            Series I

                                            By:  Richman American Credit Corp.,
                                            The Manager


Dated:    November 13, 1996                 /s/  Richard Paul Richman
          -----------------                 -------------------------
                                            Richard Paul Richman
                                            President, Chief Executive
                                            Officer and Director of the Manager


Dated:    November 13, 1996                 /s/  Neal Ludeke
          -----------------                 ----------------
                                            Neal Ludeke
                                            Vice President and
                                            Treasurer of the Manager
                                            (Principal Financial and Accounting
                                             Officer of Registrant)