Form 10-Q
period 1996-12-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 1997-02-13
CIK 897315

UNITED STATES
                                           SECURITIES AND EXCHANGE COMMISSION
                                                 Washington, D.C. 20549
                                                 ---------------------

                                                       FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 ---

For the quarterly period ended December 30, 1996

                                                           OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
 ---

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

                                             Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements





Table of Contents
Balance Sheets as of December 30, 1996 (Unaudited) and March 30, 1996 (Unaudited)

Statements of Operations for the three and nine month periods ended December 30, 1996 (Unaudited)and December 30, 1995 (Unaudited)

Statements of Cash Flows for the nine months ended December 30, 1996 (Unaudited) and December 30, 1995 (Unaudited)

Notes to Financial Statements as of December 30, 1996 (Unaudited)






                                              AMERICAN TAX CREDIT TRUST,
                                         a Delaware statutory business trust
                                                       Series I
                                                    BALANCE SHEETS
                                         DECEMBER 30, 1996 AND MARCH 30, 1996
                                                     (UNAUDITED)



                                                                                   December 30,          March 30,
                                                                        Notes           1996                 1996
                                                                        -----   -------------------  ------------
ASSETS

Cash and cash equivalents                                                       $       588,030      $       569,008
Restricted cash                                                           3           1,314,738           2,000,256
Investments in bonds available-for-sale                                   2             858,546             859,032
Investment in local partnerships                                          3          13,234,869          13,957,764
Interest receivable                                                                      13,694              12,752
Organization costs (less accumulated amortization of $46,250
   and $35,000)                                                                          28,750              40,000
                                                                                ----------------     ----------------

                                                                                   $ 16,038,627        $ 17,438,812
                                                                                   ============        ============

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities
   Accounts payable and accrued expenses                                        $        16,499      $       31,048
   Payable to manager                                                                   264,277             193,515
   Capital contributions payable                                          3           1,283,233           1,972,883
   Interest payable                                                                      31,505              27,373
                                                                                ----------------     ----------------

                                                                                      1,595,514           2,224,819
                                                                                 --------------      --------------

Owners' equity (deficit)
   Manager                                                                              (19,028)            (11,298)
   Beneficial owners (18,654 units of beneficial ownership interest
     outstanding)                                                                    14,504,406          15,269,704
   Unrealized loss on investments in bonds available-for-sale, net        2             (42,265)            (44,413)
                                                                                ---------------      ---------------

                                                                                     14,443,113          15,213,993
                                                                                  -------------       -------------

                                                                                   $ 16,038,627        $ 17,438,812
                                                                                   ============        ============







                                     See Notes to Financial Statements.


                                    AMERICAN TAX CREDIT TRUST,
                               a Delaware statutory business trust
                                             Series I
                                      STATEMENTS OF OPERATIONS
                  THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 1996 AND 1995
                                           (UNAUDITED)



                                                          Three Months       Nine Months       Three Months       Nine Months
                                                         Ended December    Ended December     Ended December    Ended December
                                                              30,                30,               30,                30,
                                               Notes         1996               1996              1995               1995
                                               -----    -------------------------------------------------------------------
REVENUE

Interest                                                $        38,447   $       122,924    $         64,874  $      212,473
                                                        ---------------   ---------------    ----------------  --------------

TOTAL REVENUE                                                    38,447           122,924              64,874         212,473
                                                        ----------------  ----------------   ----------------- ---------------

EXPENSES

Management fee                                                  48,587            145,762            48,590            146,904
Professional fees                                                2,000            17,766             5,900             17,652
Printing, postage and other                                      6,473            12,394             5,244             19,355
Amortization                                                     3,750            11,250             3,750             11,250
                                                        ----------------- -----------------  ----------------- ----------------

TOTAL EXPENSES                                                  60,810           187,172            63,484            195,161
                                                        ----------------  ----------------   ----------------  ---------------

Income (loss) from operations                                 (22,363)           (64,248)            1,390             17,312

Equity in loss of investment in local
  partnerships                                   3           (301,444)          (708,780)         (168,228)          (302,054)
                                                        ---------------   ---------------    ---------------   ---------------

NET LOSS                                                $    (323,807)   $      (773,028)    $    (166,838)   $      (284,742)
                                                        ==============    ==============     ==============    ==============

NET LOSS ATTRIBUTABLE TO
  Manager                                               $      (3,238)   $        (7,730)    $      (1,668)   $       (2,847)
  Beneficial owners                                          (320,569)          (765,298)         (165,170)         (281,895)
                                                        ---------------   ---------------    ---------------   ---------------

                                                        $    (323,807)   $      (773,028)    $    (166,838)   $     (284,742)
                                                        ==============    ==============     ==============    ==============

NET LOSS per unit of beneficial ownership
  interest (18,654 units of beneficial
  ownership interest)                                   $      (17.19)   $        (41.03)    $       (8.85)   $       (15.11)
                                                        ================  ================   ================  ================






                                          See Notes to Financial Statements.



                                              AMERICAN TAX CREDIT TRUST,
                                         a Delaware statutory business trust
                                                       Series I
                                               STATEMENTS OF CASH FLOWS
                                    NINE MONTHS ENDED DECEMBER 30, 1996 AND 1995
                                                      (UNAUDITED)


                                                                                        1996                 1995
                                                                                -------------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                              $       128,748       $       253,736
Cash paid for
   management fee                                                                      (75,000)              (75,000)
   professional fees                                                                   (30,017)              (22,158)
   printing, postage and other expenses                                                (14,692)              (19,355)
                                                                               ---------------       ---------------

Net cash provided by operating activities                                                  9,039             137,223
                                                                               -----------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in local partnerships                                                      (675,535)           (1,652,087)
Transfer from restricted cash                                                          685,518             1,676,277
Maturity/redemption of bonds                                                                               1,099,922
Cash distribution from a local partnership                                                                     3,000
                                                                               --------------------- -----------------

Net cash provided by investing activities                                                9,983             1,127,112
                                                                               -----------------      --------------

Net increase in cash and cash equivalents                                               19,022             1,264,335

Cash and cash equivalents at beginning of period                                       569,008               190,909
                                                                               ---------------       ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             588,030         $   1,455,244
                                                                                ==============         =============

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds available-for-sale, net          $        2,148         $        (403)
                                                                               ================      ================

Increase (decrease) in capital contributions payable                            $      (14,115)        $     869,327




----------------------------------------------------------------------------------------------------------------------
See  reconciliation of net loss to net cash provided by operating  activities on page 6.





                                          See Notes to Financial Statements.




                                              AMERICAN TAX CREDIT TRUST,
                                         a Delaware statutory business trust
                                                       Series I
                                        STATEMENTS OF CASH FLOWS - (Continued)
                                    NINE MONTHS ENDED DECEMBER 30, 1996 AND 1995
                                                      (UNAUDITED)




                                                                                       1996                  1995
                                                                                ------------------    -----------
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net loss                                                                          $  (773,028)          $  (284,742)

Adjustments to reconcile net loss to net cash provided by operating activities

   Equity in loss of investment in local partnerships                                 708,780               302,054
   Amortization of organization costs                                                  11,250                11,250
   Amortization of net premium on investments in bonds                                  2,634                18,793
   Decrease in accounts payable and accrued expenses                                  (14,549)               (4,506)
   Increase in interest receivable                                                       (942)               (1,652)
   Increase in payable to manager                                                      70,762                71,904
   Increase in interest payable                                                          4,132               24,122
                                                                                --------------       --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $       9,039          $    137,223
                                                                                =============          ============




















                                          See Notes to Financial Statements.



                                              AMERICAN TAX CREDIT TRUST,
                                         a Delaware statutory business trust
                                                       Series I
                                            NOTES TO FINANCIAL STATEMENTS
                                                   DECEMBER 30, 1996
                                                      (UNAUDITED)


1.   Basis of Presentation

     The  accompanying  unaudited  financial  statements  have been  prepared in accordance  with  generally  accepted  accounting  principles  for  interim financial  information.  They do not include all  information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations  are impacted  significantly  by the combined  results  of  operations  of the  Local  Partnerships,  which  are provided by the Local  Partnerships  on an unaudited  basis during  interim periods.  Accordingly,  the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial
     statements  include  all  adjustments   necessary  to  present  fairly  the
     financial  position as of December  30, 1996 and the results of  operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring  nature.  The results of operations for the three and nine month periods ended December 30, 1996 are not necessarily indicative of the results that may be expected for the entire year.

     Certain reclassifications of amounts have been made to conform to the current period presentation.

2.   Investments in Bonds Available-For-Sale

     As of December 30, 1996, certain information concerning investments in bonds available-for-sale is as follows:

                                                                   Gross unrealized        Gross
                                                    Amortized            gains           unrealized         Estimated
       Description and maturity                         cost                               losses           fair value
       Corporate debt securities
         After five years through ten years      $    220,444      $        --        $      (8,955)     $     211,489
         After ten years                               680,367               --             (33,310)           647,057
                                                 -------------     ------------------ -------------     --------------

                                                 $    900,811      $        --        $    (42,265)      $     858,546
                                                 ============      =================  ============       =============

3.   Investment in Local Partnerships

     The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships representing capital contributions in the aggregate amount of $14,971,224, of which the Trust has paid $13,687,991 and $1,283,233 are outstanding as of December 30, 1996. Restricted cash in the accompanying balance sheet as of December 30, 1996 includes such outstanding capital contributions. The outstanding capital contributions are payable in installments upon each Local Partnership's satisfaction of specified conditions related to construction and/or operations. In accordance with the limited partnership agreements of the Local Partnerships, the final determination of the capital contribution obligations to be paid by the Trust to the Local Partnerships may be adjusted if the actual Low-income Tax Credit of a Local Partnership is greater than or less than the expected Low-income Tax Credit of such Local Partnership, among other things, at the time of acquisition. As of September 30, 1996, the Local Partnerships have outstanding mortgage and construction loans payable totaling approximately $23,382,000 and accrued interest payable on such loans totaling approximately $498,000, which are secured by security interests and liens common to mortgage and construction loans on the Local Partnerships' real property and other assets.



                                              AMERICAN TAX CREDIT TRUST,
                                         a Delaware statutory business trust
                                                       Series I
                                      NOTES TO FINANCIAL STATEMENTS - (Continued)
                                                   DECEMBER 30, 1996
                                                      (UNAUDITED)



3.   Investment in Local Partnerships (continued)

     For the nine months  ended  December  30,  1996,  the  investment  in Local
     Partnerships activity consists of the following:


       Investment in Local Partnerships as of March 30, 1996                                           $ 13,957,764

       Decrease in investment in a Local Partnership during the
          three months ended December 30, 1996                                                               (14,115)

       Equity in loss of investment in Local Partnerships for the three months ended
                March 31, 1996                                               $   (157,726)
                June 30, 1996                                                    (249,610)
                September 30, 1996                                               (301,444)                  (708,780)
                                                                            -------------             --------------

       Investment in Local Partnerships as of December 30, 1996                                         $ 13,234,869
                                                                                                        ============



     The combined unaudited balance sheets of the Local Partnerships as of September 30, 1996 and December 31, 1995 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 1996 and 1995 are reflected on pages 9 and 10, respectively.

                                               AMERICAN TAX CREDIT TRUST,
                                          a Delaware statutory business trust
                                                        Series I
                                     NOTES TO FINANCIAL STATEMENTS - (Continued)
                                                   DECEMBER 30, 1996
                                                      (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of September 30, 1996 and December 31, 1995 are as follows:

                                                                              September 30,            December 31,
                                                                                   1996                    1995
                                                                               ------------------      -----------
      ASSETS
      Cash and other investments                                             $      409,580          $      421,620
      Rental receivable                                                              21,633                  35,109
      Capital contributions receivable                                            1,518,233               3,682,589
      Escrow deposits and reserves                                                1,281,663                 741,861
      Land                                                                          705,354                 705,354
      Buildings and improvements (net of accumulated
        depreciation of $2,349,862 and $1,460,998)                               34,358,809              28,978,299
      Construction in progress                                                                            4,480,748
      Intangible assets (net of accumulated amortization of
        $54,705 and $32,957)                                                        269,225                 287,682
      Other                                                                         183,990                 157,584
                                                                               ---------------         ---------------
                                                                               $ 38,748,487            $ 39,490,846
                                                                               ============            ============
      LIABILITIES AND PARTNERS' EQUITY

      Liabilities

        Accounts payable and accrued expenses                                $      491,118          $      264,732
        Due to related parties                                                      732,224               2,197,386
        Mortgage and construction loans                                          23,381,651              22,030,931
        Note payable                                                                100,000                 100,000
        Accrued interest                                                            497,826                 365,850
        Other                                                                       257,060                 527,271
                                                                               ---------------         ---------------
                                                                                 25,459,879              25,486,170
                                                                               -------------           -------------
      Partners' equity
        American Tax Credit Trust, Series I
           Capital contributions, net of distributions
             (includes receivable of $1,518,233 and $3,486,015)                  14,982,339              14,982,339
           Cumulative loss                                                       (1,733,355)             (1,024,575)
                                                                               -------------           -------------

                                                                                 13,248,984              13,957,764
                                                                               -------------           -------------
        General partners and other limited partners
           Capital contributions, net of distributions
             (includes receivable of $196,574 at December 31,                       284,586                 284,586
             1995)
           Cumulative loss                                                         (244,962)               (237,674)
                                                                               --------------          --------------

                                                                                     39,624                  46,912
                                                                               ---------------        ----------------

                                                                                 13,288,608              14,004,676
                                                                               -------------           -------------

                                                                               $ 38,748,487            $ 39,490,846
                                                                               ============            ============



                                               AMERICAN TAX CREDIT TRUST,
                                          a Delaware statutory business trust
                                                        Series I
                                     NOTES TO FINANCIAL STATEMENTS - (Continued)
                                                   DECEMBER 30, 1996
                                                      (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 1996 and 1995 are as follows:

                                                     Three Months Ended  Nine Months Ended  Three Months Ended  Nine Months Ended
                                                         September        September             September            September
                                                           30,               30,                   30,                  30,
                                                          1996              1996                  1995                 1995
                                                   ----------------------------------------------------------------------------
      REVENUE

      Rental                                       $       897,540     $    2,560,311     $      758,063      $    1,699,538
      Interest and other                                    21,807             59,131             18,545              63,727
                                                   -----------------  -----------------   ----------------   -----------------

      TOTAL REVENUE                                         919,347         2,619,442             776,608          1,763,265
                                                   ----------------   ---------------     ---------------    ---------------

      EXPENSES

      Administrative                                      187,137             482,294            145,378             325,202
      Utilities                                            77,235             288,857             64,694             179,701
      Operating, maintenance and other                    206,095             520,782            145,254             288,459
      Taxes and insurance                                 199,755             438,586            126,055             290,320
      Interest (including amortization of
        $8,468, $21,748, $3,723 and $9,209)               241,213             716,127            254,419             446,362
      Depreciation                                        312,422            888,864            210,776             538,450
                                                   ----------------   ----------------    ---------------    ----------------

       TOTAL EXPENSES                                    1,223,857          3,335,510             946,576          2,068,494
                                                   ---------------    ---------------     ---------------    ---------------

      NET LOSS                                     $     (304,510)     $     (716,068)    $     (169,968)     $     (305,229)
                                                   ==============      ==============     ==============      ==============

      NET LOSS ATTRIBUTABLE TO
        American Tax Credit Trust, Series I        $     (301,444)     $     (708,780)    $     (168,228)     $     (302,054)
         General partners and other limited
           partners                                         (3,066)            (7,288)             (1,740)            (3,175)
                                                   -----------------  -----------------   -----------------  -----------------

                                                   $     (304,510)     $     (716,068)    $     (169,968)     $     (305,229)
                                                   ==============      ==============     ==============      ==============


     The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for an entire operating period.

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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 1996, Registrant has not experienced a significant change in financial condition as compared to March 30, 1996. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the Local Partnerships and payments of capital contributions to the Local Partnerships. During the nine months ended December 30, 1996, Registrant received cash from interest earnings and utilized cash for operating expenses and for capital contributions to Local Partnerships. In addition, during the nine months ended December 30, 1996, Registrant recorded a net unrealized gain on bonds available-for-sale of approximately $2,000, resulting in a net unrealized loss of approximately $42,000 reflected in Registrant's owners' equity (deficit) as of December 30, 1996. During the nine months ended December 30, 1996, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 1996 of $708,780 and a decrease in investment in a Local Partnership of $14,115.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. The rents of the Properties, several of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. One Local Partnership's
Section 8 contract, which covers certain rental units, is scheduled to expire in 1997 after being extended for one year. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses and Mandatory Debt Service requirements and other charges, the Local General Partners are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the nine months ended September 30, 1996, revenue from operations, Local General Partner advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. As of September 30, 1996, all of the Local Partnerships have achieved full operational status and substantially all of the Local Partnerships are effectively operating at or near breakeven levels, although certain Local Partnerships' accounting information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and the required deferral of property management fees.

The terms of the partnership agreement of Penn Apartment Associates (the "Penn Apartment Local Partnership") require the Local General Partner of the Penn Apartment Local Partnership to advance funds to cover operating deficits up to $100,000 through February 1999 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The mortgage does not require any Mandatory Debt Service payments during the Compliance Period. The Penn Apartment Local Partnership incurred an operating deficit of approximately $9,000 for the nine months ended September 30, 1996 which includes property management fees of approximately $5,000.

                         AMERICAN TAX CREDIT TRUST,
                    a Delaware statutory business trust
                                 Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Accordingly, the net operating deficit was approximately $4,000. As of September 30, 1996, the Local General Partner of the Penn Apartment Local Partnership has advanced approximately $8,000. Of Registrant's total annual Low-income Tax
Credits, approximately 8.58% is allocated from the Penn Apartment Local Partnership.

The terms of the partnership agreement of Edgewood Manor Associates, L.P. (the "Edgewood Manor Local Partnership") require the Local General Partners of the Edgewood Manor Local Partnership to advance funds to cover operating deficits up to $300,000 through November 1996 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The Edgewood Manor Local Partnership incurred an operating deficit of approximately $22,000 for the nine months ended September 30, 1996 which includes property management fees of approximately $10,000. Accordingly, the net operating deficit was approximately $12,000. As of September 30, 1996, the Local General Partners of the Edgewood Manor Local Partnership have advanced approximately $24,000. Of Registrant's total annual Low-income Tax Credits, approximately 19.61% is allocated from the Edgewood Manor Local Partnership.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting and Emerging Issues Task Force ("EITF") Issue No. 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects." Under the equity method of accounting and in accordance with EITF Issue No. 94-1, the investment is carried at cost which includes capital contributions payable, and is adjusted for Registrant's share of the Local Partnership's results of operations and by any cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Any equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in each such Local Partnership. As a result, the equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero.

Three Months Ended December 30, 1996

For the three months ended December 30, 1996, Registrant had a net loss of approximately $324,000, which included an equity in loss of investment in Local Partnerships of approximately $302,000 for the three months ended September 30, 1996. Registrant's loss from operations for the three months ended December 30, 1996 of approximately $22,000 was attributable to interest revenue of approximately $39,000, exceeded by operating expenses of approximately $57,000 and amortization of organization costs of approximately $4,000. Interest revenue for future periods is expected to decline as Temporary Investments are utilized to make payments of capital contributions to Local Partnerships.

The Local Partnerships' net loss of approximately $305,000 for the three months ended September 30, 1996 was attributable to rental and other revenue of approximately $919,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $903,000 and approximately $321,000 of depreciation and amortization expenses.

Three Months Ended December 30, 1995

For the three months ended December 30, 1995, Registrant had a net loss of approximately $167,000, which included an equity in loss of investment in Local Partnerships of approximately $168,000 for the three months ended September 30, 1995. Registrant's income from operations for the three months ended December 30, 1995 of approximately $1,000 was

                        AMERICAN TAX CREDIT TRUST,
                  a Delaware statutory business trust
                                Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

attributable to interest revenue of approximately $65,000, offset by operating expenses of approximately $60,000 and amortization of organization costs of approximately $4,000.

The Local Partnerships' net loss of approximately $170,000 for the three months ended September 30, 1995 was attributable to rental and other revenue of approximately $777,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $732,000 and approximately $215,000 of depreciation and amortization expenses. As a result of ongoing development, construction and initial rent-up, certain Local Partnerships had not experienced full operations as of September 30, 1995.

Nine Months Ended December 30, 1996

For the nine months ended December 30, 1996, Registrant had a net loss of approximately $773,000, which included an equity in loss of investment in Local Partnerships of approximately $709,000 for the nine months ended September 30, 1996. Registrant's loss from operations for the nine months ended December 30, 1996 of approximately $64,000 was attributable to interest revenue of approximately $123,000, exceeded by operating expenses of approximately $176,000 and amortization of organization costs of approximately $11,000. Interest revenue for future periods is expected to decline as Temporary Investments are utilized to make payments of capital contributions to Local Partnerships.

The Local Partnerships' net loss of approximately $716,000 for the nine months ended September 30, 1996 was attributable to rental and other revenue of approximately $2,620,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $2,425,000 and approximately $911,000 of depreciation and amortization expenses. As a result of ongoing development and construction, one Local Partnership completed construction and initial rent-up during June 1996.

Nine Months Ended December 30, 1995.

For the nine months ended December 30, 1995, Registrant had a net loss of approximately $285,000, which included an equity in loss of investment in Local Partnerships of approximately $302,000 for the nine months ended September 30, 1995. Registrant's income from operations for the nine months ended December 30, 1995 of approximately $17,000 was attributable to interest revenue of approximately $212,000, offset by operating expenses of approximately $184,000 and amortization of organization costs of approximately $11,000.

The Local Partnerships' net loss of approximately $305,000 for the nine months ended September 30, 1995 was attributable to rental and other revenue of approximately $1,763,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $1,521,000 and approximately $547,000 of depreciation and amortization expenses. As a result of ongoing development, construction and initial rent-up, certain Local Partnerships had not experienced full operations as of September 30, 1995.

Three and Nine Month Periods Ended December 30, 1996 v.
Three and Nine Month Periods Ended December 30, 1995

Registrant's operations for the three months ended December 30, 1996 resulted in a net loss of approximately $324,000 as compared to a net loss of approximately $167,000 for the same period in 1995. The increase in net loss is primarily attributable to an increase in equity in loss of investment in Local Partnerships of approximately $133,000 and a decrease in interest revenue of approximately $26,000. The increase in equity in loss of investment in Local Partnerships is a result of more Local Partnerships achieving full operations and the acquisition of two Local Partnership interests during the third calendar quarter of 1995. Interest revenue declined primarily as a result of Registrant's utilization of Temporary Investments to pay capital contributions to Local Partnerships.

                        AMERICAN TAX CREDIT TRUST,
                   a Delaware statutory business trust
                                Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Registrant's operations for the nine months ended December 30, 1996 resulted in a net loss of approximately $773,000 as compared to a net loss of approximately $285,000 for the same period in 1995. The increase in net loss is primarily attributable to an increase in equity in loss of investment in Local Partnerships of approximately $407,000 and a decrease in interest revenue of approximately $90,000. The increase in equity in loss of investment in Local Partnerships is a result of more Local Partnerships achieving full operations and the acquisition of two Local Partnership interests during the third calendar quarter of 1995. Interest revenue declined primarily as a result of Registrant's utilization of Temporary Investments to pay capital contributions to Local Partnerships.

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


                               AMERICAN TAX CREDIT TRUST,
                               a Delaware statutory business trust,
                               Series I

                                By:  Richman American Credit Corp.,
                                     Manager


Dated:    February 12, 1997                /s/  Richard Paul Richman
          -----------------                -------------------------
                                           Richard Paul Richman
                                           President, Chief Executive
                                           Officer and Director of the Manager


Dated:    February 12, 1997                /s/  Neal Ludeke
          -----------------                ----------------
                                           Neal Ludeke
                                           Vice President and
                                           Treasurer of the Manager
                                          (Principal Financial and Accounting
                                           Officer of Registrant)