Form 10-K
period 1997-03-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 1997-06-30
CIK 897315

UNITED STATES
                                           SECURITIES AND EXCHANGE COMMISSION
                                                 Washington, D.C. 20549

                                                       FORM 10-K
                           (Mark One)
                      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 30, 1997

                                                           OR

                      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ____________

                                                         0-24600
                                                (Commission File Number)

             American Tax Credit Trust, a Delaware statutory business trust
                                        Series I
           (Exact name of registrant as specified in its governing instruments)

                        Delaware                            06-6385350
(State or other jurisdiction of organization)(I.R.S.Employer Identification No.) Richman American Credit Corp.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                                 06830
------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:            (203) 869-0900
                                                               --------------

Securities registered pursuant to Section 12(b) of the Act:

         None                                        None
(Title of each Class)              (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                                         Units of Beneficial Ownership Interest
------------------------------------------------------------------------------
                                                         (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Registrant has no voting stock.

Documents incorporated by reference:

Part I - pages 11 through 21 and 30 through 48 of the prospectus dated September 7, 1993, as supplemented by Supplement No. 1, Supplement No. 2, Supplement No. 3 and Supplement No. 4 dated September 7, 1993, November 16, 1993, November 23, 1994 and December 28, 1994, respectively, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933.

                                                         PART I

Item 1.  Business

Formation

American Tax Credit Trust, a Delaware statutory business trust (the "Trust"), was formed on February 4, 1993 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit established by Section 42 of the Tax Reform Act of 1986 (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. The Trust considers its activity to constitute a single industry segment.

Richman American Credit Corp. (the "Manager"), a Delaware corporation, was formed on April 5, 1993, under Chapter 1, Title 8 of the Delaware Code, to act as the sole manager of the Trust. The Manager is wholly-owned by Richard Paul Richman and is an affiliate of both The Richman Group, Inc. ("Richman Group"), a Delaware corporation founded by Richard Paul Richman in 1988 and Wilder Richman Corporation ("WRC"), a New York corporation co-founded by Richard Paul Richman in 1979.

The Amendment No. 4 to the Registration Statement on Form S-11 was filed with the Securities and Exchange Commission (the "Commission") on August 25, 1993 pursuant to the Securities Act of 1933 under Registration Statement No. 33-58032, which was declared effective on August 26, 1993. Reference is made to the prospectus dated September 7, 1993, as supplemented by Supplement No. 1, Supplement No. 2, Supplement No. 3 and Supplement No. 4 dated September 7, 1993, November 16, 1993, November 23, 1994 and December 28, 1994, respectively, filed with the Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 (the "Prospectus"). Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 was filed with the Commission on November 26, 1993. Pursuant to Rule 12b-23 of the Commission's General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the description of Registrant's business set forth under the heading "Investment Objectives and Policies" at pages 30 through 48 of the Prospectus is incorporated herein by reference.

On September 13, 1993, the Trust commenced, through Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") and PaineWebber Incorporated ("PaineWebber"), the offering of up to 150,000 units of beneficial ownership interest ("Unit") at $1,000 per Unit to beneficial owners ("Beneficial Owners") in from one to twenty series (each a "Series"). This filing is presented for Series I only and as used herein, the term Registrant refers to Series I of the Trust. On November 29, 1993, January 28, 1994 and May 25, 1994 the closings for 8,460, 4,909 and 5,285 Units, respectively, took place, amounting to aggregate Beneficial Owners' capital contributions of $18,654,000.

Competition

Pursuant to Rule 12b-23 of the Commission's General Rules and Regulations promulgated under the Exchange Act, the description of Registrant's competition, general risks, tax risks and partnership risks set forth under the heading "Risk Factors" at pages 11 through 21 of the Prospectus is incorporated herein by reference.

Employees

Registrant employs no personnel and incurs no payroll costs. All management activities of Registrant are conducted by the Manager. An affiliate of the Manager employs individuals who perform the management activities of Registrant. This entity also performs similar services for other affiliates of the Manager.

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget
Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993 and Uruguay Round Agreements Act (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay Federal income tax. However, the owners of Registrant who are subject to Federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the owners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

Item 2.  Properties

The executive offices of Registrant and the Manager are located at 599 West Putnam Avenue, 3rd floor, Greenwich, Connecticut 06830. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the Manager.

Registrant's primary objective is to provide Low-income Tax Credits to Beneficial Owners generally over a ten year period. Each of Registrant's Local Partnerships has been allocated by the relevant state tax credit agency an amount of Low-income Tax Credits for ten years from the date the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 1996, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

Certain of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of subsidies on page 4). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued notices which implement provisions to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1997, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. HUD has an additional program which, in general, provides for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Two Local Partnerships' Section 8 contracts, which cover certain rental units, are scheduled to expire in 1997, one of which expired during 1996 and was extended for one year.

Registrant owns a 98.9%-99% limited partnership interest ("Local Partnership Interest") in ten Local Partnerships reflected on the following page.


Item 2.  Properties (continued)

                                                            Capital contribution              Mortgage &
                                                                 obligation                  construction
   Name of Local Partnership                 Number     Total as of     Paid through      loans payable as of      Subsidy
   ---------------------------------------
   Name of apartment complex                of rental    March 30,        March 30,          December 31,           (see
   ---------------------------------------
   Apartment complex location                 units           1997            1997                  1996         footnotes)
   -----------------------------           -----------  -------------------------------- ----------------------------------


   ---------------------------------------

   ACP Housing Associates, L.P.
   ACP Housing Apartments
   New York, New York                            27     $     737,222   $    737,222         $  1,511,174             (1b)
   ---------------------------------------

   Creative Choice Homes VII, Ltd.
   Coral Gardens Apartments
   Homestead, Florida                            91         2,382,812      2,382,812            2,186,893             (1a)
   ---------------------------------------

   Edgewood Manor Associates, L.P.
   Edgewood Manor Apartments
   Philadelphia, Pennsylvania                    49         1,963,799      1,963,799            1,861,013             (1b)
   ---------------------------------------

   Ledge / McLaren Limited Partnership
   Ledge / McLaren Apartments
   Nashua, New Hampshire                          8           343,079        343,079              462,678             (1b)
   ---------------------------------------

   Penn Apartment Associates
   Penn Apartments
   Chester, Pennsylvania                         15           852,180        852,180              963,000             (1b)
   ---------------------------------------

   SB-92 Limited Partnership
   Shaker Boulevard Apartments
   Cleveland, Ohio                               73           795,255        795,255            2,129,343             (1b)
   ---------------------------------------

   St. Christopher's Associates, L.P. V
   Lehigh Park Apartments
   Philadelphia, Pennsylvania                    29         2,075,785      1,998,985            2,180,000             (1b)
   ---------------------------------------

   St. John Housing Associates, L.P.
   St. John Homes
   Gary, Indiana                                144         3,546,861      3,546,861            4,646,393             (1a)
   ---------------------------------------

   Starved Rock - LaSalle Manor
      Limited Partnership
   LaSalle Manor
   LaSalle, Illinois                             48           634,327        327,894            2,120,089             (1a)
   ---------------------------------------

   Vision Limited Dividend Housing
      Association Limited Partnership
   Helen Odean Butler Apartments
   Detroit, Michigan                             97         1,429,721      1,139,904            5,349,915             (1b)
                                                         ------------   ------------         ------------
   ---------------------------------------

                                                          $14,761,041    $14,087,991          $23,410,498
                                                          ===========    ===========          ===========

       (1) Description of Subsidies:

           (a) Section 8 of Title II of the Housing and Community Development Act of 1974 allows qualified low-income tenants to pay thirty percent of their monthly income as rent with the balance paid by the federal government.

           (b) The Local Partnership's debt structure includes a principal or interest payment subsidy.

Item 3.  Legal Proceedings

Registrant is not aware of any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Beneficial Owners of Registrant during the fourth quarter of the fiscal year covered by this report.

                                                              PART II

Item 5.  Market for Registrant's Common Equity
         and Related Security Holder Matters

Market Information and Holders

There is no established public trading market for Registrant's Units. There are provisions in the Fourth Amended and Restated Agreement of Trust of Registrant, as amended which are intended to prevent the development of a public secondary market. Accordingly, accurate information as to the market value of a Unit at any given date is not available. Merrill Lynch and PaineWebber both provide its clients who wish to buy or sell partnership units with a limited partnership secondary service available through their respective Limited Partnership Secondary Transaction Departments. The number of Beneficial Owners of Units as of May 21, 1997 was 988, holding 18,654 Units.

Beginning with the December 1994 client account statements, Merrill Lynch and PaineWebber implemented new guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. Pursuant to the guidelines, estimated values for limited partnership interests originally sold by Merrill Lynch and PaineWebber (such as Registrant's Units) will be provided two times per year to Merrill Lynch and PaineWebber by independent valuation services. These estimated values will be based on financial and other information available to the independent services (1) on the prior August 15th for reporting on December year-end and subsequent client account statements through the following May's month-end client account statements and (2) on the prior March 31st for reporting on June through November month-end client account statements of the same year. Merrill Lynch and PaineWebber clients may contact their respective financial consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. In addition, Registrant may provide an estimate of limited partnership value to Unit holders from time to time in Registrant's reports to Beneficial Owners. The estimated values provided by the independent services and Registrant, which may differ, are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize such estimated values upon the liquidation of Registrant's assets over its remaining life.

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties which are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of any cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant annual cash distributions to its owners. There were no cash distributions to the owners during the years ended March 30, 1997 and 1996.

Low-income Tax Credits, which are subject to various limitations, may be used by investors to offset federal income tax liabilities. The Low-income Tax Credits per Unit for each of the three closings, generated by Registrant and allocated to the Beneficial Owners for the tax years ended December 31, 1996 and 1995 and the cumulative Low-income Tax Credits allocated from inception through December 31, 1996 are as follows:

                                                    First closing          Second closing           Third closing
                                                  November 29, 1993         January 28, 1994        May 25, 1994
                                                  -----------------         ----------------        ------------
Low-income Tax Credits:
  Tax year ended December 31, 1996                      $     134.10          $     134.10            $    134.10
  Tax year ended December 31, 1995                             98.63                 98.63                  98.63

  Cumulative totals                                     $     282.33          $     280.15            $    267.63

Notwithstanding future circumstances which may give rise to recapture or loss of future benefits (see Part I, Item 2 - Properties, herein), Registrant expects to generate total Low-income Tax Credits from investments in Local Partnerships of approximately $1,410 per Unit through December 31, 2006.

Item 6.  Selected Financial Data

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.

                                                                                                         November 29, 1993
                                                                                                         (Commencement of
                                                             Years Ended March 30,                         Operations) to

                                            1997                   1996                 1995               March 30, 1994
                                     ------------------     ------------------   ------------------        --------------
  Interest revenue                   $        156,201       $       268,044      $       250,570      $             5,148
                                     ================       ===============      ===============      ===================

  Equity in loss of investment in
    local partnerships                 $   (1,070,651)       $     (590,457)      $     (391,691)       $         (42,427)
                                       ==============        ==============       ==============        =================

  Net loss                             $   (1,170,580)       $     (590,132)      $     (387,896)        $       (161,847)
                                       ==============        ==============       ==============         ================

  Net loss per unit of beneficial ownership interest based upon weighted average number of units (18,654, 18,654, 17,843, and 10,935 units of beneficial
    ownership interest)             $          (62.12)     $         (31.32)    $         (21.52)      $           (14.66)
                                    =================      ================     ================       ==================

                                                                      As of March 30,

                                             1997                 1996                  1995                    1994
                                      ------------------    -----------------     -----------------      -----------

  Total assets                         $   15,071,351          $ 17,438,812        $  19,721,810         $      5,427,860
                                       ==============          ============        =============         ================


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the term Registrant refers to Series I of American Tax Credit Trust, a Delaware statutory business trust, (the "Trust"). References to any right, obligation, action, asset or liability of Series I means such right, obligation, action, asset or liability of the Trust in respect or on behalf of Series I.

Capital Resources and Liquidity

Registrant, together with Series II through Series XX (each of which and Registrant, a "Series") collectively, of the Trust, registered 150,000 units of beneficial ownership interest ("Units") at $1,000 per Unit to investors (the "Beneficial Owners") with the Securities and Exchange Commission (the "Commission") and on August 26, 1993, the Commission declared effective Amendment No. 4 to the Registration Statement on Form S-11. Registrant admitted Beneficial Owners between November 29, 1993 and May 25, 1994 in three closings with aggregate Beneficial Owners' capital contributions amounting to $18,654,000.

Registrant acquired ten limited partnership interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") representing capital contributions in the amount of $14,761,041. The Local Partnerships own low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit established by Section 42 of the Tax Reform Act of 1986 (the "Low-income Tax Credit"). The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The investments in Local Partnerships are highly illiquid. As of March 30, 1997, Registrant has paid capital contributions

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

of  $14,087,991  to  the  Local   Partnerships  and  $673,050  are  outstanding.
Restricted cash in the balance sheet as of March 30, 1997 represents such outstanding capital contributions and accrued interest of $32,888 on an outstanding capital contribution. The outstanding capital contributions are payable in installments upon each Local Partnership's satisfaction of specified conditions related to construction and/or operations. In accordance with the limited partnership agreements of the Local Partnerships, the final determination of the capital contribution obligations to be paid by Registrant to the Local Partnerships may be adjusted if the actual Low-income Tax Credit of a Local Partnership is greater than or less than the expected Low-income Tax Credit of such Local Partnership, among other things, at the time of acquisition.

From the closing of Units, Registrant established a working capital reserve. Registrant is not expected to have access to any source of financing. Accordingly, if unforeseen contingencies arise that cause a Local Partnership to require additional capital, in addition to that contributed by Registrant, the source of such capital needs may be obtained from (i) limited working capital reserves of Registrant (which may include distributions received from Local Partnerships), (ii) debt financing at the Local Partnership level (which may not be available) or (iii) additional equity contributions of the general partner of a Local Partnership (the "Local General Partner"). In addition, the Local Partnerships are generally expected to maintain escrow reserves over time in addition to the reserves maintained by Registrant. There can be no assurance that any of these sources would be readily available to provide for possible additional capital requirements or be sufficient to remedy any such unforeseen contingencies.

As of March 30, 1997, Registrant's working capital is comprised of cash and cash equivalents of $830,290 and investments in corporate bonds of $834,697. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments in bonds to meet its annual obligations. Future sources of Registrant's funds are expected primarily from interest earned on investments of working capital reserves, retired investments in bonds, interest earned on temporary investments of future capital contribution obligations due to Local Partnerships ("Temporary Investments") and limited cash distributions from Local Partnerships.

During the year ended March 30, 1997, Registrant received cash from interest earnings and utilized cash for operating expenses and for capital contributions to Local Partnerships. Cash and cash equivalents and investments in bonds available-for-sale increased, in the aggregate, by approximately $237,000 during the year ended March 30, 1997, which increase includes a net unrealized loss recorded on investments in bonds of approximately $21,000, amortization of net premium on investments in bonds of approximately $4,000 and a transfer from restricted cash of approximately $224,000 resulting from a decrease in capital contributions payable to two Local Partnerships pursuant to their respective partnership agreements. Restricted cash decreased by approximately $1,294,000 as a result of payments of capital contributions made to the Local Partnerships of approximately $1,076,000 and the reduction of capital contributions payable to two Local Partnerships discussed above, partially offset by an increase in interest payable of approximately $6,000. During the year ended March 30, 1997, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 1996 of $1,070,651 and the reduction of capital contributions payable to certain Local Partnerships.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. The rents of the Properties, certain of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued notices which implement provisions to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1997, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. HUD has an additional program which, in general, provides for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Two Local Partnerships' Section 8 contracts, which cover certain rental units, are scheduled to expire in 1997, one of which expired during 1996 and was extended for one year. In addition, the Local Partnerships have various financing structures which include

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

(i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies
("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses and Mandatory Debt Service requirements and other charges, the Local General Partners are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the
"Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the year ended December 31, 1996, revenue from operations, Local General Partner advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. As of December 31, 1996, all of the Local Partnerships have achieved full operational status and substantially all of the Local Partnerships are effectively operating at or near breakeven levels, although certain Local Partnerships' accounting information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, one Local Partnership's operating information indicates below break even operations after taking into account its mortgage and financing structure.

The terms of the partnership agreement of Edgewood Manor Associates, L.P. (the "Edgewood Manor Local Partnership") require the Local General Partners of the Edgewood Manor Local Partnership to advance funds to cover operating deficits up to $300,000 through November 1996. During 1996, the Edgewood Manor Local
Partnership changed management agents from an affiliate of the Local General Partner to a non-affiliate. The prior management agent was required to defer its property management fees in order to avoid a default under the mortgage. The Edgewood Manor Local Partnership incurred an operating deficit of approximately $16,000 for the year ended December 31, 1996, inclusive of all property management fees. As of December 31, 1996, the Local General Partners of the Edgewood Manor Local Partnership have advanced approximately $16,000 under their Deficit Guarantee obligation. Of Registrant's total annual Low-income Tax Credits, approximately 14% is allocated from the Edgewood Manor Local Partnership.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost which includes capital contributions payable, and is adjusted for Registrant's share of the Local Partnership's results of operations and by any cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Any equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in each such Local Partnership. As a result, the equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. However, the combined statements of operations of the Local Partnerships reflected in
Note 5 to Registrant's financial statements include the operating results of all Local Partnerships, regardless of Registrant's investment balances.

Year Ended March 30, 1997

For the year ended March 30, 1997, Registrant had a net loss of approximately $1,171,000, which included an equity in loss of investment in Local Partnerships of approximately $1,071,000 for the year ended December 31, 1996. Registrant's loss from operations for the year ended March 30, 1997 of approximately $100,000 was attributable to interest revenue of approximately $156,000, exceeded by operating expenses of approximately $241,000 and amortization of organization costs of $15,000. Interest revenue for future periods is expected to decline as Temporary Investments are utilized to make payments of capital contributions to Local Partnerships.

The Local Partnerships' net loss of approximately $1,082,000 for the year ended December 31, 1996 was attributable to rental and other revenue of approximately $3,605,000, exceeded by operating and interest expenses of approximately $3,350,000 and approximately $1,337,000 of depreciation and amortization expenses. As a result of ongoing development and construction, one Local Partnership completed construction and initial rent-up during June 1996. The Local Partnerships' net loss for the year ended December 31, 1996 includes accrued Non-Mandatory Interest charges of approximately $266,000 and does not include principal amortization on mortgage and construction loans payable of approximately $786,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Year Ended March 30, 1996

For the year ended March 30, 1996, Registrant had a net loss of approximately $590,000, which included an equity in loss of investment in Local Partnerships of approximately $590,000 for the year ended December 31, 1995. Registrant's income from operations for the year ended March 30, 1996 of approximately $300 was attributable to interest revenue of approximately $268,000, offset by operating expenses of approximately $253,000 and amortization of organization costs of $15,000.

The Local Partnerships' net loss of approximately $657,000 for the year ended December 31, 1995 was attributable to rental and other revenue of approximately $2,586,000, exceeded by operating and interest expenses of approximately $2,333,000 and approximately $910,000 of depreciation and amortization expenses. As a result of ongoing development, construction and initial rent-up, certain Local Partnerships did not experience full operations during 1995. The Local Partnerships' net loss for the year ended December 31, 1995 includes accrued Non-Mandatory Interest charges of approximately $105,000 and does not include principal amortization on mortgage and construction loans payable of approximately $90,000.

Year Ended March 30, 1995

For the year ended March 30, 1995, Registrant had a net loss of approximately $388,000, which included an equity in loss of investment in Local Partnerships of approximately $392,000 for the year ended December 31, 1994. Registrant's income from operations for the year ended March 30, 1995 of approximately $4,000 was attributable to interest revenue of approximately $251,000, offset by operating expenses of approximately $232,000 and amortization of organization costs of $15,000.

The Local Partnerships' net loss of approximately $396,000 for the year ended December 31, 1994 was attributable to rental and other revenue of approximately $1,509,000, exceeded by operating and interest expenses of approximately $1,454,000 and approximately $451,000 of depreciation and amortization expenses. As a result of ongoing development, construction and initial rent-up, certain Local Partnerships did not experience full operations during 1994. In addition, Registrant had not utilized all of its net proceeds for acquiring Local Partnership Interests as of December 31, 1994. The Local Partnerships' net loss for the year ended December 31, 1994 includes accrued Non-Mandatory Interest charges of approximately $93,000 and does not include principal amortization on mortgage and construction loans payable of approximately $64,000.

Year Ended March 30, 1997 v. 1996

Registrant's operations for the year ended March 30, 1997 resulted in a net loss of approximately $1,171,000 as compared to a net loss of approximately $590,000 for the year ended March 30, 1996. The increase in net loss is primarily attributable to an increase in equity in loss of investment in Local Partnerships of approximately $480,000 and a decrease in interest revenue of approximately $112,000. The increase in equity in loss of investment in Local Partnerships is primarily a result of more Local Partnerships achieving full operations. Interest revenue declined primarily as a result of Registrant's utilization of Temporary Investments to pay capital contributions to Local Partnerships.

Year Ended March 30, 1996 v. 1995

Registrant's operations for the year ended March 30, 1996 resulted in a net loss of approximately $590,000 as compared to a net loss of approximately $388,000 for the year ended March 30, 1995. The increase in net loss is primarily attributable to an increase in equity in loss of investment in Local Partnerships of approximately $199,000, which is primarily a result of more Local Partnerships achieving full operations during 1995 and the acquisition of two additional Local Partnership Interests.

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations during its period of ownership of the Local Partnership Interests.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Recent Accounting Statements Not Yet Adopted

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS
No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of pertinent rights and privileges of the various securities outstanding. SFAS No. 128 and SFAS No. 129 are effective for fiscal years ending after December 15, 1997 and earlier application is not permitted.

The  implementation  of SFAS  No.  128  and  SFAS  No.  129 is not  expected  to materially impact Registrant's financial statements because Registrant's earnings per share would not be significantly affected and the disclosures regarding the capital structure in the financial statements would not be significantly changed.

                                                  AMERICAN TAX CREDIT TRUST,
                                            a Delaware statutory business trust
                                                           Series I


Item 8.  Financial Statements and Supplementary Data

                                                   Table of Contents

Independent Auditors' Report

Balance Sheets as of March 30, 1997 and 1996

Statements of Operations for the years ended March 30, 1997, 1996 and 1995

Statements of Changes in Owners' Equity (Deficit) for the years ended March 30, 1997, 1996 and 1995

Statements of Cash Flows for the years ended March 30, 1997, 1996 and 1995

Notes to Financial Statements as of March 30, 1997, 1996 and 1995



No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                                                    Independent Auditors' Report



To the Manager and Beneficial Owners
American Tax Credit Trust,
a Delaware statutory business trust, Series I

         We have audited the accompanying balance sheets of American Tax Credit Trust, a Delaware statutory business trust, Series I as of March 30, 1997 and 1996, and the related statements of operations, changes in owners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 1997. These financial statements are the responsibility of the trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Trust, a Delaware statutory business trust, Series I as of March 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 1997, in conformity with generally accepted accounting principles.



/s/ Reznick Fedder & Silverman

Bethesda, Maryland
May 8, 1997

                                                  AMERICAN TAX CREDIT TRUST,
                                            a Delaware statutory business trust
                                                           Series I
                                                        BALANCE SHEETS
                                                   MARCH 30, 1997 AND 1996


                                                                              Notes            1997                1996
                                                                              -----      -----------------   ----------
ASSETS

Cash and cash equivalents                                                      3,9        $      830,290      $      569,008
Restricted cash                                                               3,5,9              705,938           2,000,256
Investments in bonds available-for-sale                                        4,9               834,697             859,032
Investment in local partnerships                                                5             12,662,815          13,957,764
Interest receivable                                                             9                 12,611              12,752
Organization costs (less accumulated amortization of $50,000 and $35,000)
                                                                                2                 25,000             40,000
                                                                                         ----------------    ----------------

                                                                                            $ 15,071,351        $ 17,438,812
                                                                                            ============        ============
LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities
  Accounts payable and accrued expenses                                         9        $        29,961     $        31,048
  Payable to manager                                                          6,8,9              312,863             193,515
  Capital contributions payable                                                5,9               673,050           1,972,883
  Interest payable                                                              9
                                                                                                  32,888              27,373

                                                                                               1,048,762           2,224,819
                                                                                           -------------       -------------

Commitments and contingencies                                                  5,8

Owners' equity (deficit)                                                      2,4,6
   Manager                                                                                       (23,004)            (11,298)
   Beneficial owners, $1,000 stated value per unit (18,654 units of
     beneficial ownership interest outstanding)                                               14,110,830          15,269,704
   Unrealized loss on investments in bonds available-for-sale, net                               (65,237)            (44,413)
                                                                                          --------------     ---------------

                                                                                              14,022,589          15,213,993
                                                                                            ------------       -------------

                                                                                            $ 15,071,351        $ 17,438,812
                                                                                            ============        ============



                                             See Notes to Financial Statements.

                                                AMERICAN TAX CREDIT TRUST,
                                           a Delaware statutory business trust
                                                        Series I
                                                STATEMENTS OF OPERATIONS
                                      YEARS ENDED MARCH 30, 1997, 1996 AND 1995


                                                    Notes              1997                 1996                 1995
                                                    -----        ----------------     ----------------     ----------
REVENUE

Interest                                                        $      156,201        $     268,044        $     250,570
                                                                --------------        -------------        -------------

TOTAL REVENUE                                                          156,201              268,044              250,570
                                                               ---------------       --------------       --------------

EXPENSES

Management fee                                       6,8               194,348              195,490              175,645
Professional fees                                                       30,566               30,907               24,483
Printing, postage and other                                             16,216               26,322               28,900
Amortization                                                            15,000               15,000               15,000
Interest                                                                                                           2,747
                                                               -------------------- -------------------  ---------------

TOTAL EXPENSES                                                         256,130              267,719              246,775
                                                                --------------        -------------        -------------

Income (loss) from operations                                          (99,929)                 325                3,795

Equity in loss of investment in local
    partnerships                                      5             (1,070,651)            (590,457)            (391,691)
                                                                 -------------         ------------         ------------

NET LOSS                                                          $ (1,170,580)         $  (590,132)         $  (387,896)
                                                                  ============          ===========          ===========

NET LOSS ATTRIBUTABLE TO                              2
    Manager                                                     $      (11,706)       $      (5,901)       $      (3,879)
    Beneficial owners                                               (1,158,874)            (584,231)            (384,017)
                                                                 -------------         ------------         ------------

                                                                  $ (1,170,580)         $  (590,132)         $  (387,896)
                                                                  ============          ===========          ===========

NET LOSS per unit of beneficial  ownership  interest
   (18,654,  18,654 and 17,843) weighted average units
    of beneficial ownership interest)                          $        (62.12)       $      (31.32)       $      (21.52)
                                                               ===============        =============        =============







                                              See Notes to Financial Statements.


                                         AMERICAN TAX CREDIT TRUST,
                                  a Delaware statutory business trust
                                                  Series I
                             STATEMENTS OF CHANGES IN OWNERS' EQUITY (DEFICIT)
                                 YEARS ENDED MARCH 30, 1997, 1996 AND 1995


                                                                                         Unrealized Gain
                                                                                            (Loss) on
                                                                                          Investments in
                                                                      Beneficial              Bonds
                                                   Manager              Owners         Available-  For-Sale,       Total
                                                                                              Net


Owners' equity (deficit), March 30, 1994      $      (1,518)        $  4,928,814       $                      $  4,927,296

Capital contributions                                                 11,969,500                                11,969,500

Syndication costs                                                       (660,362)                                 (660,362)

Net loss                                             (3,879)            (384,017)                                 (387,896)

Unrealized gain on investments in bonds
   available-for-sale, net                                                                         403                 403
                                             ------------------   -------------------- ------------------    ----------------

Owners' equity (deficit), March 30, 1995             (5,397)          15,853,935                   403          15,848,941

Net loss                                             (5,901)            (584,231)                                 (590,132)

Change in unrealized loss on investments
   in bonds available-for-sale, net                                                            (44,816)           (44,816)
                                             ------------------   -------------------- ----------------      --------------

Owners' equity (deficit), March 30, 1996            (11,298)          15,269,704               (44,413)         15,213,993

Net loss                                            (11,706)          (1,158,874)                               (1,170,580)

Change in unrealized loss on investments
   in bonds available-for-sale, net                                                            (20,824)            (20,824)
                                             ------------------   -------------------- ----------------      --------------

Owners' equity (deficit), March 30, 1997      $     (23,004)        $ 14,110,830       $        (65,237)      $ 14,022,589
                                              =============         ============       ================       ============









                                             See Notes to Financial Statements.

                                           AMERICAN TAX CREDIT TRUST,
                                     a Delaware statutory business trust
                                                   Series I
                                          STATEMENTS OF CASH FLOWS
                                 YEARS ENDED MARCH 30, 1997, 1996 AND 1995


                                                                          1997                 1996                  1995
                                                                    ----------------     ----------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                  $     165,368        $     270,380         $     231,777
Cash paid for
    management fee                                                       (75,000)            (100,000)             (121,153)
    professional fees                                                    (30,016)             (22,158)              (24,483)
    printing, postage and other expenses                                 (17,853)             (24,023)              (31,400)
    interest                                                                                                         (3,272)
                                                                 -------------------   -------------------- ----------------

Net cash provided by operating activities                                 42,499              124,199                51,469
                                                                  --------------       --------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in and acquisition of local partnership interests         (1,075,535)          (3,165,219)           (4,458,173)
Transfer from (to) restricted cash                                     1,294,318            3,188,564            (5,177,597)
Maturity/redemption of bonds                                                                1,131,000
Investments in bonds                                                                         (903,445)           (1,099,922)
Cash distribution from a local partnership                                                       3,000           ___________
                                                                 --------------------  ---------------

Net cash provided by (used in) investing activities                      218,783              253,900           (10,735,692)
                                                                  --------------       --------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of units of beneficial ownership interest                                                     11,969,500
Repayment of note payable                                                                                          (230,494)
Repayment of operating advance from manager                                                                          (7,002)
Payment of syndication costs                                                                                       (856,872)
                                                                 --------------------- --------------------- --------------

Net cash provided by financing activities                                                                        10,875,132
                                                                 --------------------- ---------------------  -------------

Net increase in cash and cash equivalents                                261,282              378,099               190,909

Cash and cash equivalents at beginning of year                           569,008               190,909
                                                                 ---------------       ---------------       ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                          $      830,290       $      569,008        $      190,909
                                                                  ==============       ==============        ==============

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds
    available-for-sale, net                                       $      (20,824)      $      (44,816)      $           403
                                                                  ==============       ==============       =================

Increase (decrease) in capital contributions payable               $    (224,298)      $      539,027         $   3,754,844
                                                                   =============       ==============         =============

---------------------------------------------------------------- --------------------- -------------------- ---------------------
See  reconciliation of net loss to net cash provided by operating  activities on page 18.


                                             See Notes to Financial Statements.


                                              AMERICAN TAX CREDIT TRUST,
                                          a Delaware statutory business trust
                                                      Series I
                                       STATEMENTS OF CASH FLOWS - (Continued)
                                     YEARS ENDED MARCH 30, 1997, 1996 AND 1995


                                                                      1997                   1996                   1995
                                                                ----------------       ----------------       ----------


RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES

Net loss                                                         $ (1,170,580)          $   (590,132)          $   (387,896)

Adjustments to reconcile net loss to net cash provided by operating activities

  Equity in loss of investment in local partnerships                1,070,651                590,457                391,691
  Amortization of organization costs                                   15,000                 15,000                 15,000
  Amortization of net premium on investments in bonds                   3,511
  Accretion of zero coupon bonds                                                             (12,285)               (18,793)
  Increase (decrease) in accounts payable and accrued
     expenses                                                          (1,087)                11,048                 (3,025)
  Decrease (increase) in interest receivable                              141                (12,752)
  Increase in payable to manager                                      119,348                 95,490                 54,492
  Increase in interest payable                                          5,515                 27,373
                                                               --------------          -------------          -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES
                                                                $      42,499           $    124,199          $      51,469
                                                                =============           ============          =============

















                                             See Notes to Financial Statements.

                                                 AMERICAN TAX CREDIT TRUST,
                                           a Delaware statutory business trust
                                                          Series I
                                               NOTES TO FINANCIAL STATEMENTS
                                               MARCH 30, 1997, 1996 AND 1995


1.   Organization, Purpose and Summary of Significant Accounting Policies

     American Tax Credit Trust, a Delaware statutory business trust (the "Trust") was formed on February 4, 1993 under Chapter 38 of Title 12 of the Delaware Code. There was no operating activity until admission of the beneficial owners on November 29, 1993. The Trust was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit established by Section 42 of the Tax Reform Act of 1986 (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Richman American Credit Corp. (the "Manager"), was formed on April 5, 1993 to act as the sole manager of the Trust.

     On September 13, 1993, the Trust commenced the offering for sale of units of beneficial ownership ("Units") to investors ("Beneficial Owners") in one to twenty series ("Series I through Series XX"; each a "Series"). These notes and the accompanying financial statements are presented for Series I only.

     Basis of Accounting and Fiscal Year

     The Trust's records are maintained on the accrual basis of accounting for both financial reporting and tax purposes. For financial reporting purposes, the Trust's fiscal year ends March 30 and its quarterly periods end June 29, September 29 and December 30. The Local Partnerships have a calendar year for financial reporting purposes. The Trust and the Local Partnerships each have a calendar year for income tax purposes.

     The Trust accounts for its investment in Local Partnerships in accordance with the equity method of accounting (see Note 5), under which the investment is carried at cost which includes capital contributions payable, and is adjusted for the Trust's share of the Local Partnership's results of operations and by any cash distributions received. Equity in loss of each investment in Local Partnership allocated to the Trust is recognized to the extent of the Trust's investment balance in each Local Partnership. Any equity in loss in excess of the Trust's investment balance in a Local Partnership is allocated to other partners' capital in each such Local Partnership. Previously unrecognized equity in loss of any Local Partnership is recognized in the fiscal year in which equity in income is earned by such Local Partnership. Distributions received subsequent to the elimination of an investment balance for any such Local Partnership are recorded as other income from Local Partnerships.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Adoption of Accounting Standard

     On March 31, 1996, the Trust adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 has not materially affected the Partnership's reported earnings, financial condition or cash flows.

                                             AMERICAN TAX CREDIT TRUST,
                                       a Delaware statutory business trust
                                                    Series I
                                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                         MARCH 30, 1997, 1996 AND 1995


1.   Organization, Purpose and Summary of Significant Accounting
     Policies (continued)

     Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Trust considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are stated at cost which approximates market value.

     Restricted Cash

     Restricted cash is set aside to make the Trust's required capital contributions to Local Partnerships (see Notes 3 and 5).

     Investments in Bonds Available-For-Sale

     Investments in bonds classified as available-for-sale represent investments in bonds that the Trust intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell an investment classified as available-for-sale would be based on various factors, including significant movements in interest rates and liquidity needs. Investments in bonds available-for-sale are carried at estimated fair value and unrealized gains or losses are reported as a separate component of owners' equity (deficit).

     Premium/Discount on Investments

     Premiums and discounts on investments in bonds available-for-sale are amortized (accreted) using the straight-line method over the life of the investment. Amortized premiums offset interest revenue, while the accretion of discounts and zero coupon bonds are included in interest revenue. Unamortized premiums and unaccreted discounts of investments redeemed prior to maturity are offset against, or included in, interest revenue.

     Gain (Loss) on Redemption or Sale of Investments

     Realized gain (loss) on redemption or sale of investments in bonds available-for-sale are included in, or offset against, interest revenue on the basis of the adjusted cost of each specific investment redeemed or sold.

     Interest on Capital Contributions Payable to Local Partnerships

     Pursuant to agreements with certain Local Partnerships, interest is accrued on certain installments of capital contributions. Such amounts are recorded as a liability and an offset to interest revenue.

     Organization Costs

     Organization costs are amortized on a straight-line basis over five (5) years.

     Syndication Costs

     Syndication costs aggregating $2,255,819 were charged against Beneficial Owners' equity in accordance with prevalent industry practice.

                                          AMERICAN TAX CREDIT TRUST,
                                     a Delaware statutory business trust
                                                Series I
                                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                                          MARCH 30, 1997, 1996 AND 1995


1.    Organization, Purpose and Summary of Significant Accounting
     Policies (continued)

     Income Taxes

     No provision for income taxes has been made because all income, losses and tax credits are allocated to the owners for inclusion in their respective tax returns. In accordance with SFAS No. 109, "Accounting for Income
     Taxes," the Trust has included in Note 7 certain disclosures related to differences in the book and tax bases of accounting.

     Acquisition Fees

     Acquisition fees are recorded as investments in Local Partnerships and capital contributions payable when incurred.

     Net Loss per Unit of Beneficial Ownership Interest

     Net loss per Unit is calculated based upon the weighted average number of Units outstanding, which is 18,654, 18,654 and 17,843 for the years ended March 30, 1997, 1996 and 1995, respectively.

     Reclassifications

     Certain reclassifications of amounts have been made to conform to the current year presentation.

2.   Capital Contributions

     On September 13, 1993, the Trust commenced the offering of Units through Merrill Lynch, Pierce, Fenner & Smith Incorporated and PaineWebber Incorporated (the "Selling Agents"). On November 29, 1983, January 28, 1994 and May 25, 1994, under the terms of the Fourth Amended and Restated Agreement of Trust of the Trust (the "Trust Agreement"), the Manager admitted Beneficial Owners to the Trust in three closings. At these closings, subscriptions for a total of 18,654 Units representing $18,654,000 in Beneficial Owners' capital contributions were accepted. In connection with the offering of Units, the Trust incurred registration costs of $2,330,819, of which $75,000 was capitalized as organization costs and $2,255,819 was charged to the Beneficial Owners' equity as syndication costs. The Trust received a capital contribution of $100 from the Manager.

     Net loss is allocated 99% to the Beneficial Owners and 1% to the Manager in accordance with the Trust Agreement.

3.   Cash and Cash Equivalents and Restricted Cash

     As of March 30, 1997, the Trust has $1,536,228 in cash and cash equivalents and restricted cash which are deposited in interest-bearing accounts with an institution which is not insured by the Federal Deposit Insurance Corporation.

                                              AMERICAN TAX CREDIT TRUST,
                                         a Delaware statutory business trust
                                                      Series I
                                    NOTES TO FINANCIAL STATEMENTS - (Continued)
                                            MARCH 30, 1997, 1996 AND 1995


4.   Investments in Bonds Available-For-Sale

     The Trust carries its investments in bonds as available-for-sale because such investments are used to facilitate and provide flexibility for the Trust's obligations, including resolving unforeseen contingencies which may arise in connection with the Local Partnerships. Investments in bonds available-for-sale are reflected in the accompanying balance sheets at estimated fair value.

     As of March 30, 1997, certain information concerning investments in bonds available-for-sale is as follows:

                                                                        Gross             Gross
                                                    Amortized         unrealized        unrealized         Estimated
      Description and maturity                         cost             gains             losses          fair value
      Corporate debt securities
        After five years through ten years          $  357,402     $         --       $    (23,507)        $  333,895
        After ten years                                542,532                --           (41,730)           500,802
                                                    ----------     ------------------ ------------         ----------
                                                    $  899,934     $         --       $    (65,237)        $  834,697
                                                    ==========     =================  =============        ==========


     As of March 30, 1996, certain information concerning investments in bonds available-for-sale is as follows:

                                                                        Gross             Gross
                                                    Amortized         unrealized        unrealized         Estimated
      Description and maturity                         cost             gains             losses          fair value
      Corporate debt securities
        After five years through ten years          $  198,994     $         --       $     (9,720)        $  189,274
        After ten years                                704,451                --           (34,693)           669,758
                                                   -----------     ------------------ ------------         ----------
                                                    $  903,445     $         --        $   (44,413)        $  859,032
                                                    ==========     =================   ===========         ==========

5.   Investment in Local Partnerships

     As of March 30, 1997, the Trust owns a 98.9%-99% limited partnership interest in the following Local Partnerships:

         1.   ACP Housing Associates, L.P.;
         2.   Creative Choice Homes VII, Ltd.;
         3.   Edgewood Manor Associates, L.P.;
         4.   Ledge / McLaren Limited Partnership;
         5.   Penn Apartment Associates;
         6.   SB-92 Limited Partnership;
         7.   St. Christopher's Associates, L.P. V;
         8.   St. John Housing Associates, L.P.;
         9.   Starved Rock - LaSalle Manor Limited Partnership; and
       10.    Vision Limited Dividend Housing Association Limited Partnership.

                                           AMERICAN TAX CREDIT TRUST,
                                      a Delaware statutory business trust
                                                    Series I
                                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                                          MARCH 30, 1997, 1996 AND 1995


5.   Investment in Local Partnerships (continued)

     The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations (see
     Note 8). Under the terms of each of the ten Local Partnership's partnership agreements, the Trust has committed to make capital contribution payments in the aggregate amount of $14,761,041, of which the Trust has paid $14,087,991 and $673,050 are outstanding. Restricted cash in the accompanying balance sheet as of March 30, 1997 represents such outstanding capital contributions along with accrued interest of $32,888 on an outstanding capital contribution. The outstanding capital contributions are payable in installments upon each Local Partnership's satisfaction of specified conditions related to construction and/or operations. As of December 31, 1996, the Local Partnerships have outstanding mortgage and construction loans payable totaling approximately $23,410,000 and accrued interest payable on such loans totaling approximately $557,000, which are secured by security interests and liens common to mortgage and construction loans on the Local Partnerships' real property and other assets.

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

     The combined balance sheets of the Local Partnerships as of December 31, 1996 and 1995 and the combined statements of operations of the Local Partnerships for the years ended December 31, 1996, 1995 and 1994 are reflected on pages 24 and 25, respectively.

                                            AMERICAN TAX CREDIT TRUST,
                                      a Delaware statutory business trust
                                                    Series I
                                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                          MARCH 30, 1997, 1996 AND 1995


5.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of December 31, 1996 and 1995 are as follows:

                                                                                            1996                  1995
                                                                                     -----------------     -----------
      ASSETS

      Cash and other investments                                                     $      515,352        $      421,620
      Rental receivable                                                                      47,816                35,109
      Capital contributions receivable                                                    1,073,050             3,682,589
      Escrow deposits and reserves                                                        1,151,896               741,861
      Land                                                                                1,267,153             1,205,354
      Buildings and improvements (net of accumulated depreciation of $2,760,074
        and $1,460,998)                                                                  34,109,040            28,478,299
      Construction in progress                                                                                  4,480,748
      Intangible assets (net of accumulated amortization of $71,151 and $32,957)            412,240               287,682
      Other                                                                                 243,968               157,584
                                                                                    ---------------       ---------------

                                                                                       $ 38,820,515          $ 39,490,846
                                                                                       ============          ============

      LIABILITIES AND PARTNERS' EQUITY

      Liabilities

        Accounts payable and accrued expenses                                        $      372,568        $      264,732
        Due to related parties                                                            1,343,366             2,197,386
        Mortgage and construction loans                                                  23,410,498            22,030,931
        Notes payable                                                                       100,000               100,000
        Accrued interest                                                                    556,684               365,850
        Other                                                                               338,544               527,271
                                                                                    ---------------       ---------------

                                                                                         26,121,660            25,486,170
                                                                                      -------------         -------------
      Partners' equity

        American Tax Credit Trust, Series I
           Capital contributions, net of distributions (includes receivable of
             $1,073,050 and $3,486,015)                                                  14,758,041            14,982,339
           Cumulative loss                                                               (2,095,226)           (1,024,575)
                                                                                      -------------         -------------

                                                                                         12,662,815            13,957,764
                                                                                      -------------         -------------
        General partners and other limited partners
           Capital contributions, net of distributions (includes receivable of
             $196,574 as of December 31, 1995)                                              284,686               284,586
           Cumulative loss                                                                 (248,646)             (237,674)
                                                                                     --------------        --------------

                                                                                             36,040                 46,912
                                                                                   ----------------       ----------------

                                                                                         12,698,855            14,004,676
                                                                                      -------------         -------------

                                                                                       $ 38,820,515          $ 39,490,846
                                                                                       ============          ============

                                             AMERICAN TAX CREDIT TRUST,
                                       a Delaware statutory business trust
                                                       Series I
                                    NOTES TO FINANCIAL STATEMENTS - (Continued)
                                        MARCH 30, 1997, 1996 AND 1995


5.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                        1996                  1995                 1994
                                                                  ----------------      ----------------     ----------
      REVENUE

      Rental                                                       $   3,500,347          $ 2,442,752          $ 1,460,249
      Interest and other                                                 104,402              142,948               49,342
                                                                  --------------        -------------       --------------

      TOTAL REVENUE                                                    3,604,749            2,585,700            1,509,591
                                                                   -------------         ------------         ------------

      EXPENSES

      Administrative                                                     677,879              473,763              350,974
      Utilities                                                          427,767              286,883              233,438
      Operating, maintenance and other                                   800,537              449,429              327,974
      Taxes and insurance                                                499,944              364,767              267,719
      Interest (including amortization of $38,194, $20,194
        and $9,354)                                                      981,169              777,920              283,727
      Depreciation                                                     1,299,076              889,849              441,545
                                                                   -------------         ------------         ------------

       TOTAL EXPENSES                                                  4,686,372            3,242,611            1,905,377
                                                                   -------------          -----------          -----------

      NET LOSS                                                      $ (1,081,623)         $  (656,911)         $  (395,786)
                                                                    ============          ===========          ===========

       NET LOSS ATTRIBUTABLE TO
         American Tax Credit Trust, Series I, which includes specially allocated items of expense to certain general partners of $60,294 for the year ended
            December 31, 1995                                       $ (1,070,651)         $  (590,457)         $  (391,691)
         General partners and other limited partners                     (10,972)             (66,454)              (4,095)
                                                                  --------------        -------------       --------------

                                                                    $ (1,081,623)         $  (656,911)         $  (395,786)
                                                                    =============         ===========          ===========

                                         AMERICAN TAX CREDIT TRUST,
                                    a Delaware statutory business trust
                                                 Series I
                                NOTES TO FINANCIAL STATEMENTS - (Continued)
                                       MARCH 30, 1997, 1996 AND 1995


5.   Investment in Local Partnerships (continued)

     Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 1997 is as follows:



                                              Investment                         Trust's            Investment in
                                              in Local       Adjustments      equity in loss           Local            Capital
                                             Partnership      during the       for the year         Partnership      contributions
                                             balance as       year ended         ended             balance as of      payable as
                                            of March 30,      March 30,        December 31,          March 30,         of March
       Name of Local Partnership                1996            1997              1996                  1997           30, 1997
       -------------------------            --------------  ---------------  ---------------       -------------      ----------
       ACP Housing Associates, L.P.         $    729,176    $   (14,115)     $    (84,981)       $    630,080    $    --

       Creative Choice Homes VII, Ltd.         2,321,934          --             (137,228)          2,184,706         --

       Edgewood Manor Associates, L.P.         1,650,217          --             (153,682)          1,496,535         --

       Ledge / McLaren Limited
        Partnership                              328,304          --              (19,338)            308,966         --

       Penn Apartment Associates                 642,439          --              (94,125)            548,314         --

       SB-92 Limited Partnership                 692,527          --              (73,792)            618,735         --

       St. Christopher's Associates,
        L.P. V                                 1,821,364          --             (139,139)          1,682,225         76,800

       St. John Housing Associates, L.P.       3,525,033          --             (163,080)          3,361,953         --

       Starved Rock - LaSalle Manor
        Limited Partnership                      604,901          --              (56,096)            548,805        306,433

       Vision Limited Dividend Housing
        Association Limited Partnership         1,641,869      (210,183)          (149,190)         1,282,496         289,817
                                           --------------   -----------     --------------     --------------    ------------
                                            $ 13,957,764    $  (224,298)     $ (1,070,651)       $ 12,662,815    $    673,050
                                            ============    ===========      ============        ============    ============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1997, 1996 AND 1995


5. Investment in Local Partnerships (continued)

   Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 1996 is as follows:


                                                                                              Cash
                                           Investment       Investments       Trust's    distributions   Investment in
                                            in Local       (adjustments)     equity in     received        Local          Capital
                                           Partnership       during the    income (loss)  during the      Partnership  contributions
                                           balance as        year ended     for the year  year ended   balance as of  payable as of
                                          of March 30,       March 30,         ended       March 30,      March 30,       March 30,
  Name of Local Partnership                      1995            1996      December 31,      1996           1996            1996
                                                                                1995
 -------------------------               ---------------  ---------------  -------------  ------------   ---------------   ---------

  ACP Housing Associates, L.P.        $           --    $    751,337    $    (22,161)     $    --       $        729,176   $ 235,000

  Creative Choice Homes VII, Ltd.         2,382,812          --              (60,878)          --              2,321,934     454,650

  Edgewood Manor Associates, L.P.         1,817,078          --             (166,861)          --              1,650,217        --

  Ledge / McLaren Limited
     Partnership                            345,485          (2,406)         (14,775)          --                328,304        --

  Penn Apartment Associates                 738,329          --              (95,890)          --                642,439        --

  SB-92 Limited Partnership                 786,657          --              (91,130)         (3,000)          692,527        --

  St. Christopher's Associates,
   L.P. V                                 1,970,335          --             (148,971)          --              1,821,364      76,800

  St. John Housing Associates, L.P.       3,487,363          --               37,670           --              3,525,033        --

  Starved Rock - LaSalle Manor
     Limited Partnership                    --              634,327          (29,426)          --                604,901     306,433


   Vision Limited Dividend Housing
   Association Limited Partnership         1,639,904               --          1,965              --          1,641,869      900,000
                                      --------------   -----------------   ------------      -----------      ------------   -------
                                       $ 13,167,963     $ 1,383,258      $  (590,457)     $     (3,000)    $ 13,957,764   $1,972,883
                                          ============     ===========      ===========     ============    ============   =========


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1997, 1996 AND 1995


5.   Investment in Local Partnerships (continued)

     Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 1995 is as follows:

                                                                                                      Trust's equity
                                                Investment in           Capital                          in income     Investment in
                                                    Local            contributions        Capital        (loss) for       Local
                                                 Partnership          paid during      contributions    the year        Partnership
                                                balance as of       the year ended     payable as of     ended         balance as of
                                                  March 30,           March 30,          March 30,      December 31,      March 30,
       Name of Local Partnership                      1994                 1995              1995         1994             1995
       -------------------------               -----------------    --------------    -------------     ------------   ------------
       Creative Choice Homes VII, Ltd.         $          --          $ 1,246,187       $ 1,136,625    $          --    $ 2,382,812

       Edgewood Manor Associates, L.P.             1,293,839              658,993            --           (135,754)       1,817,078

       Ledge / McLaren Limited Partnership            --                  163,016           182,469         --              345,485

       Penn Apartment Associates                     751,438               82,047            --            (95,156)         738,329

       SB-92 Limited Partnership                     351,060              431,430            --              4,167          786,657

       St. Christopher's Associates, L.P. V           --                1,675,785           400,000       (105,450)       1,970,335

       St. John Housing Associates, L.P.           2,109,250              301,861         1,135,750        (59,498)       3,487,363

       Vision Limited Dividend Housing
        Association Limited Partnership                    --             739,904           900,000                --     1,639,904
                                                 -----------          -----------       -----------    ------------    ------------
                                                 $ 4,505,587          $ 5,299,223       $ 3,754,844    $  (391,691)    $ 13,167,963
                                                 ===========          ===========       ===========    ===========     ============


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1997, 1996 AND 1995


5.   Investment in Local Partnerships (continued)

     Property information for each Local Partnership as of December 31, 1996 is as follows:


                                              Mortgage and
                                              construction                        Buildings and        Accumulated
      Name of Local Partnership              loans payable          Land           improvements       depreciation
      ACP Housing Associates, L.P.          $   1,511,174       $     14,000      $   2,505,364      $      (98,403)
      Creative Choice Homes VII, Ltd.           2,186,893            500,000          4,091,851            (173,917)
      Edgewood Manor Associates, L.P.           1,861,013             53,850          3,614,581            (431,502)
      Ledge / McLaren Limited
         Partnership                              462,678            123,673            677,680             (30,705)
      Penn Apartment Associates                   963,000             13,357          1,783,188            (148,623)
      SB-92 Limited Partnership                 2,129,343             73,000          2,968,572            (333,519)
      St. Christopher's
         Associates, L.P. V                     2,180,000             31,829          3,783,012            (361,088)
      St. John Housing
         Associates, L.P.                       4,646,393             74,800          8,271,928            (758,539)
      Starved Rock - LaSalle Manor
         Limited Partnership                    2,120,089             202,845         2,406,986            (196,586)
      Vision Limited Dividend Housing
         Association Limited Partnership         5,349,915           179,799          6,765,952            (227,192)
                                            --------------      ------------     --------------       -------------
                                             $ 23,410,498        $ 1,267,153       $ 36,869,114        $ (2,760,074)
                                             ============        ===========       ============        ============

     Property information for each Local Partnership as of December 31, 1995 is as follows:


                                              Mortgage and
                                              construction                       Buildings and        Accumulated       Construction
      Name of Local Partnership              loans payable          Land          improvements       depreciation        in progress
      -------------------------              -------------       ----------       ------------       ------------        -----------
      ACP Housing Associates, L.P.          $   1,379,765      $     14,000      $   2,494,765      $      (26,258)    $        --
      Creative Choice Homes VII, Ltd.           2,082,424           500,000          4,091,851             (43,479)          --
      Edgewood Manor Associates, L.P.           1,862,950            53,850          3,610,951            (300,116)          --
      Ledge / McLaren Limited
         Partnership                              572,250           123,673            677,680              (9,031)          --
      Penn Apartment Associates                   963,000            13,357          1,783,188            (100,998)          --
      SB-92 Limited Partnership                 2,154,047            73,000          2,968,572            (219,660)          --
      St. Christopher's
         Associates, L.P. V                     2,180,000            31,829          3,783,012            (223,538)          --
      St. John Housing
         Associates, L.P.                       4,722,590            74,800          8,151,514            (404,234)          --
      Starved Rock - LaSalle Manor
         Limited Partnership                    2,540,378            202,845         2,377,764            (133,684)          --
      Vision Limited Dividend Housing
         Association Limited Partnership         3,573,527          118,000                 --                 --          4,480,748
                                            --------------     ------------       ------------        -------------      -----------
                                             $ 22,030,931       $ 1,205,354       $ 29,939,297        $ (1,460,998)      $ 4,480,748
                                             ============       ===========       ============        ============       ===========

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1997, 1996 AND 1995


5.   Investment in Local Partnerships (continued)

     The summary of property activity during the year ended December 31, 1996 is as follows:




                                                                 Net change during the
                                           Balance as of               year ended               Balance as of
                                           December 31,               December 31,              December 31,
                                               1995                      1996                       1996
                                        ------------------        -------------------        -----------
      Land                                $    1,205,354            $        61,799            $    1,267,153
      Buildings and improvements              29,939,297                  6,929,817                36,869,114
      Construction in progress                 4,480,748                 (4,480,748)                     --
                                          --------------              -------------         ---------------
                                              35,625,399                  2,510,868                38,136,267

      Accumulated depreciation                (1,460,998)                (1,299,076)               (2,760,074)
                                          --------------              -------------             -------------
                                           $  34,164,401              $   1,211,792              $ 35,376,193
                                           =============              =============              ============

6.   Transactions with Manager and Affiliates

     For the years ended March 30, 1997, 1996 and 1995, the Trust paid and/or incurred the following amounts to the Manager and/or affiliates in connection with services provided to the Trust.


                                                        1997                          1996                          1995
                                          ------------------------------------------------------------------------------
                                             Paid         Incurred         Paid         Incurred         Paid         Incurred
       Reimbursement of organization
        and offering costs, includes
        capitalized organization
        costs of $75,000 (see Note 2)   $     --       $     --       $     --       $     --          $ 403,682      $ 207,172

       Management fee (see Note 8)           75,000        194,348        100,000         195,490        121,153        175,645

       Operating advance to the Trust       --             --             --              --               7,002        --

       Acquisition fees (see Note 1)        --             --              63,236          63,236        --             --


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1997, 1996 AND 1995


6.   Transactions with Manager and Affiliates (continued)

     For the years ended December 31, 1996, 1995 and 1994, the Local Partnerships paid and/or incurred the following amounts to the Manager and/or affiliates in connection with services provided to the Local
     Partnerships:

                                                1996                             1995                             1994
                               ---------------------------------------------------------------------------------------
                                   Paid            Incurred         Paid            Incurred         Paid            Incurred
      Acquisition fees and
        non-accountable
        acquisition expense
        allowances             $      --       $       --       $      --       $       --        $ 1,036,061       $  239,311

      Property management
        fees                        13,920           13,920        13,920           13,920             10,585           11,600

      Insurance                      9,234           29,065        51,856           36,505             16,616           16,616


     The acquisition fees and non-accountable acquisition expense allowances were capitalized by the Local Partnerships.

7.   Taxable Loss

     A reconciliation of the financial statement net loss of the Trust for the years ended March 30, 1997, 1996 and 1995 to the tax return net loss for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                                          1997               1996               1995
                                                                    ----------------   ----------------    ---------
      Financial statement net loss for the years ended March 30,
        1997, 1996 and 1995                                          $ (1,170,580)      $   (590,132)        $   (387,896)
      Add (less) net transactions occurring between:
        January 1, 1994 and March 30, 1994                                 --                 --                  (68,539)
        January 1, 1995 and March 30, 1995                                 --                (13,144)              13,144
        January 1, 1996 and March 30, 1996                                (16,987)            16,987                 --
        January 1, 1997 and March 30, 1997                                 35,681                 --                  --
                                                                   --------------      -----------------  --------------

      Adjusted financial statement net loss for the years ended
        December 31, 1996, 1995 and 1994                               (1,151,886)          (586,289)            (443,291)

      Adjustment to management fee pursuant to Internal Revenue
        Code Section 267                                                   94,348            131,367                9,561

      Differences arising from equity in loss of investment in
        Local Partnerships                                               (204,896)           (61,564)             (26,921)

      Self-charged interest revenue recorded for tax purposes              --                 --                  344,880

      Other differences                                                     (1,212)              (168)              4,002
                                                                   ---------------     --------------     ---------------

      Tax return net loss for the years ended December 31, 1996,
        1995 and 1994                                                $ (1,263,646)       $  (516,654)        $   (111,769)
                                                                     ============        ===========         ============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1997, 1996 AND 1995

7.   Taxable Loss (continued)

     The differences between the equity in the investment in Local Partnerships for tax return and financial reporting purposes as of December 31, 1996 and 1995 are as follows:

                                                                         1996                  1995
                                                                    --------------        ---------
       Investment in Local Partnerships - financial reporting         $12,662,815           $13,957,764
       Investment in Local Partnerships - tax                          11,301,599            10,388,479
                                                                     ------------          ------------

                                                                     $  1,361,216          $  3,569,285
                                                                     ============          ============

8.   Commitments and Contingencies

     Pursuant to the Trust Agreement, the Trust is required to pay to the Manager an annual management fee ("Management Fee") for its services in connection with the management of the affairs of the Trust, subject to certain provisions of the Trust Agreement. The annual Management Fee is equal to 0.5% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties. The Trust incurred a Management Fee of $194,348, $195,490 and $175,645 for the years ended March 30, 1997, 1996 and 1995, respectively. Unpaid Management Fees in the amount of $312,863 and $193,515 are recorded as payable to manager in accompanying balance sheets as of March 30, 1997 and 1996, respectively.

     The rents of the Properties, several of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued notices which implement provisions to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1997, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. HUD has an additional program which, in general, provides for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured. The Trust cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Two Local Partnerships' Section 8 contracts, which cover certain rental units, are scheduled to expire in 1997, one of which expired during 1996 and was extended for one year.

     9.  Fair Value of Financial Instruments

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

     Cash and Cash Equivalents and Restricted Cash

     The carrying amount approximates fair value.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1997, 1996 AND 1995


9.    Fair Value of Financial Instruments (continued)

     Investments in Bonds Available-For-Sale

     Fair value is estimated based on market quotes provided by an independent service as of the balance sheet dates.

     Interest Receivable

     The carrying amount approximates fair value due to the terms of the underlying investments.

     Capital Contributions Payable and Interest Payable

     The carrying amounts approximate fair value in accordance with the Local Partnerships' partnership agreements.

     Accounts Payable and Accrued Expenses and Payable to Manager

     The carrying amounts approximate fair value due to the payment terms in connection with the obligations.


     The estimated fair values of the Trust's financial instruments as of March 30, 1997 and 1996 are disclosed elsewhere in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Registrant has no officers or directors. The Manager manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The executive officers and directors of the Manager are:

                          Served in present
Name                      capacity since 1         Position held

Richard Paul Richman      May 10, 1993             President and Director
Stephen B. Smith          May 10, 1993             Executive Vice President
David A. Salzman          May 10, 1993             Vice President and Secretary
Eric P. Richelson         May 10, 1993             Vice President
Neal Ludeke               May 10, 1993             Vice President and Treasurer

------------------------------------------------------------------------------
1 Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.

Richard Paul Richman, age 49, is the sole Director and President of the Manager. Mr. Richman is the President and sole stockholder of Richman Group. Mr. Richman is the Director, President and principal shareholder of WRC. Mr. Richman is involved in the syndication and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of the Manager and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of the Manager and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credit Properties Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties L.P., a director of Richman Tax Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties
II L.P. and a director of Richman Housing Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties III L.P.

Stephen B. Smith, age 53, is the Executive Vice President of the Manager. Mr. Smith is responsible for all marketing and investment program development for Richman Group. From 1989 until joining Richman Group in 1993, Mr. Smith was an independent advisor to developers, lenders and institutional investors on matters related to real estate investments.

David A. Salzman, age 36, is a Vice President and Secretary of the Manager. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication as a Vice President of acquisitions of Richman Group.

Eric P. Richelson, age 45, is a Vice President of the Manager. Mr. Richelson is President of Wilder Richman Management Corporation ("WRMC") with responsibility for all of WRMC's operating activities. In addition, Mr. Richelson is a Vice President of R.G. Housing Advisors Inc. ("RGHA"), an affiliate of Richman Group. Mr. Richelson's responsibilities in connection with RGHA include advisory services provided to a small business investment company.

Neal Ludeke, age 39, is a Vice President and the Treasurer of the Manager. Mr. Ludeke, a Vice President and Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and Treasurer of RGHA. Mr. Ludeke's responsibilities in connection with RGHA include advisory services provided to a small business investment company and various partnership management functions.

Item 11.  Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of the Manager any remuneration. During the year ended March 30, 1997, the Manager did not pay any remuneration to any of its officers or director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of May 21, 1997, no person or entity was known by Registrant to be the Beneficial Owner of more than five percent of the Units. The Manager is wholly-owned by Richard Paul Richman.

Item 13.  Certain Relationships and Related Transactions

The Manager and certain of its affiliates are entitled to receive certain compensation, fees, and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 6 and 8 to the audited financial statements included in Item 8 - "Financial Statements and Supplementary Data" herein.

Transactions with Manager and Affiliates

The tax losses and Low-income Tax Credits generated by Registrant during the year ended December 31, 1996 allocated to the Manager were $12,636 and $25,268, respectively.

Indebtedness of Management

No officer or director of the Manager or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 1997.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) Financial Statements, Financial Statement Schedules and Exhibits

            (1)  Financial Statements

            See Item 8 - "Financial Statements and Supplementary Data."

            (2)  Financial Statement Schedules

            No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or notes thereto.

            (3)  Exhibits

                                                                                  Incorporated by
                                    Exhibit                                         Reference to
       10.1       Credit Agreement dated as of December 27, 1993     Exhibit 10.1 to Form 10-Q Report
                  between Trust and Citibank N.A.                    dated December 30, 1993
                                                                     (File No. 33-58032)
       10.2       Security and Pledge Agreement dated as of          Exhibit 10.2 to Form 10-Q Report
                  December 27, 1993 between Trust and Citibank N.A.  dated December 30, 1993
                                                                     (File No. 33-58032)
       10.3       Cash Collateral Agreement dated as of December     Exhibit 10.3 to Form 10-Q Report
                  27, 1993 between Trust and Citibank N.A.           dated December 30, 1993
                                                                     (File No. 33-58032)
       10.4       Promissory Note dated December 27, 1993 from       Exhibit 10.4 to Form 10-Q Report
                  Trust to Citibank N.A.                             dated December 30, 1993
                                                                     (File No. 33-58032)
       10.5       Tri-Party Agreement dated as of December 27,       Exhibit 10.5 to Form 10-Q Report
                  1993 between Trust, Citibank N.A. and United       dated December 30, 1993
                  States Trust Company of New York                   (File No. 33-58032)
       10.6       ACP Housing Associates, L.P. Amended and           Exhibit 10.1 to Form 10-Q Report
                  Restated Agreement of Limited Partnership          dated September 29, 1995
                                                                     (File No. 0-24600)
       10.7       Creative Choice Homes VII, Ltd. Amended and        Exhibit 10.1 to Form 10-Q Report
                  Restated Agreement of Limited Partnership          dated December 30, 1994
                                                                     (File No. 0-24600)
       10.8       Edgewood Manor Associates, L.P. Amended and        Exhibit 10.6 to Form 10-K Report
                  Restated Agreement of Limited Partnership          dated March 30, 1994
                                                                     (File No. 33-58032)
       10.9       Ledge / McLaren Limited Partnership Amended and    Exhibit 10.2 to Form 10-Q Report
                  Restated Agreement of Limited Partnership          dated December 30, 1994
                                                                     (File No. 0-24600)
       10.10      Penn Apartment Associates Amended and Restated     Exhibit 10.7 to Form 10-K Report
                  Agreement of Limited Partnership                   dated March 30, 1994
                                                                     (File No. 33-58032)


                                                                                  Incorporated by
                                    Exhibit                                         Reference to
       10.11      First Amendment to Penn Apartment Associates       Exhibit 10.8 to Form 10-K Report
                  Amended and Restated Agreement of Limited          dated March 30, 1994
                  Partnership                                        (File No. 33-58032)
       10.12      Second Amendment to Penn Apartment Associates      Exhibit 10.9 to Form 10-K Report
                  Amended and Restated Agreement of Limited          dated March 30, 1994
                  Partnership                                        (File No. 33-58032)
       10.13      SB-92 Limited Partnership Amended and Restated     Exhibit 10.6 to Form 10-Q Report
                  Agreement of Limited Partnership                   dated December 30, 1993
                                                                     (File No. 33-58032)
       10.14      St. Christopher's Associates, L.P. V Amended and   Exhibit 10.1 to Form 10-Q Report
                  Restated Agreement of Limited Partnership          dated June 29, 1994
                                                                     (File No. 33-58032)
       10.15      St. John Housing Associates, L.P. Amended and      Exhibit 10.7 to Form 10-Q Report
                  Restated Agreement of Limited Partnership          dated December 30, 1993
                                                                     (File No. 33-58032)
       10.16      Starved Rock - LaSalle Manor Limited Partnership   Exhibit 10.2 to Form 10-Q Report
                  Amended and Restated Agreement of Limited          dated September 29, 1995
                  Partnership                                        (File No. 0-24600)
       10.17      Vision Limited Dividend Housing Association        Exhibit 10.3 to Form 10-Q Report
                  Limited Partnership Amended and Restated           dated December 30, 1994
                  Agreement of Limited Partnership                   (File No. 0-24600)
       27         Financial Data Schedule
       99.1       Pages 11 through 21, 26 through 48 and 63 Exhibit 99.1 to Form
                  10-K Report through 65 of Prospectus of Registrant dated dated
                  March 30, 1994  September  7, 1993 filed  pursuant to Rule 424
                  (File No. 33-58032) (b)(3) under the Securities Act of 1933
       99.2       Supplement No. 2 dated November 16, 1993 to        Exhibit 28.1 to Form 10-Q Report
                  Prospectus                                         dated December 30, 1993
                                                                     (File No. 33-58032)
       99.3       Supplement No. 3 dated November 23, 1994 to        Exhibit 99.3 to Form 10-K Report
                  Prospectus                                         dated March 30, 1995
                                                                     (File No. 0-24600)
       99.4       Supplement No. 4 dated December 28, 1994 to        Exhibit 99.4 to Form 10-K Report
                  Prospectus                                         dated March 30, 1995
                                                                     (File No. 0-24600)
       99.5       December 31, 1995 financial statements of          Exhibit 99.5 to Form 10-K Report
                  St. John Housing Associates, L.P. pursuant to      dated March 30, 1996
                  Title 17, Code of Federal Regulations,             (File No. 0-24600)
                  Section 210.3-9
       99.6       December 31, 1996 financial statements of
                  St. John Housing Associates, L.P. pursuant to
                  Title 17, Code of Federal Regulations

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed by Registrant during the last quarter of the period covered by this report.

    (c) Exhibits

    See (a)(3) above.

    (d) Financial Statement Schedules

    See (a)(2) above.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                                     Series I

                       By: Richman American Credit Corp.,
                                                          The Manager

Dated:  June 27, 1997                                /s/ Richard Paul Richman
        -------------                                ------------------------
                                                     by:  Richard Paul Richman
                                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

               Signature                                       Title                                        Date

       /s/ Richard Paul Richman                  President, Chief Executive Officer                    June 27, 1997
       ------------------------                                                                        -------------
                                                 and Director of the Manager

       /s/ Neal Ludeke                           Vice President and Treasurer of
                                                 the Manager (Principal Financial                      June 27, 1997
                                                 and Accounting Officer of the Trust)

