Form 10-Q
period 1997-06-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 1997-08-13
CIK 897315

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549
                                    ---------------------

                                          FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF ---
        1934

For the quarterly period ended June 29, 1997

                                              OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF ---
        1934

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

                                Part I - FINANCIAL INFORMATION




Item 1.  Financial Statements


                                       Table of Contents

Balance Sheets as of June 29, 1997 (Unaudited) and March 30, 1997 (Unaudited)...

Statements of Operations for the three months ended June 29, 1997 (Unaudited)
  and June 29, 1996 (Unaudited).................................................

Statements of Cash Flows for the three months ended June 29, 1997 (Unaudited)
  and June 29, 1996 (Unaudited).................................................

Notes to Financial Statements as of June 29, 1997 (Unaudited)...................


                                  AMERICAN TAX CREDIT TRUST,
                            a Delaware statutory business trust
                                          Series I
                                       BALANCE SHEETS
                              JUNE 29, 1997 AND MARCH 30, 1997
                                        (UNAUDITED)



                                                                     June 29,         March 30,
                                                           Notes       1997              1997
                                                           -----  ------------     ------------
ASSETS

Cash and cash equivalents                                       $      819,205   $      830,290
Restricted cash                                              3         706,966          705,938
Investments in bonds available-for-sale                      2         956,519          834,697
Investment in local partnerships                             3      12,293,600       12,662,815
Interest receivable                                                     14,958           12,611
Organization costs (less accumulated amortization
  of $53,750 and $50,000)                                               21,250           25,000
                                                                  ------------     ------------

                                                                  $ 14,812,498     $ 15,071,351
                                                                  ============     ============

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities
  Accounts payable and accrued expenses                         $       27,900   $       29,961
  Payable to manager                                                   311,449          312,863
  Capital contributions payable                              3         673,050          673,050
  Interest payable                                                      33,916           32,888
                                                                  ------------     ------------

                                                                     1,046,315        1,048,762

Owners' equity (deficit)
  Manager                                                              (25,812)         (23,004)
  Beneficial owners(18,654 units of beneficial ownership
     interest outstanding)                                          13,832,815       14,110,830

  Unrealized loss on investments in bonds                    2         (40,820)         (65,237)
   available-for-sale, net                                        -------------    ------------

                                                                    13,766,183       14,022,589


                                                                  $ 14,812,498     $ 15,071,351
                                                                  ============     ============


                              See Notes to Financial Statements.


                                 AMERICAN TAX CREDIT TRUST,
                            a Delaware statutory business trust
                                          Series I
                                  STATEMENTS OF OPERATIONS
                         THREE MONTHS ENDED JUNE 29, 1997 AND 1996
                                        (UNAUDITED)



                                                           Notes       1997             1996
                                                           -----  --------------   ---------
 REVENUE

 Interest                                                         $    34,654      $    42,055
                                                                  -----------      -----------

 TOTAL REVENUE                                                         34,654           42,055
                                                                  ------------     ------------

 EXPENSES

 Management fee                                                        48,133           48,588
 Professional fees                                                      5,500           10,244
 Printing, postage and other                                            8,717            3,758
 Amortization                                                           3,750            3,750
                                                                  -------------    -------------

 TOTAL EXPENSES                                                        66,100           66,340
                                                                   ------------    -------------

 Loss from operations                                                 (31,446)         (24,285)

 Equity in loss of investment in local partnerships          3       (249,377)        (157,726)
                                                                  -----------      -----------

 NET LOSS                                                          $ (280,823)      $ (182,011)
                                                                   ==========       ==========

 NET LOSS ATTRIBUTABLE TO
   Manager                                                        $    (2,808)    $     (1,820)
   Beneficial owners                                                 (278,015)        (180,191)
                                                                  -----------      -----------

                                                                   $ (280,823)      $ (182,011)
                                                                   ==========       ==========

 NET LOSS per unit of beneficial ownership interest
   (18,654 units of beneficial ownership interest)                $    (14.90)    $       (9.66)
                                                                  ============     =============


                              See Notes to Financial Statements.


                                 AMERICAN TAX CREDIT TRUST,
                            a Delaware statutory business trust
                                          Series I
                                  STATEMENTS OF CASH FLOWS
                         THREE MONTHS ENDED JUNE 29, 1997 AND 1996
                                         (UNAUDITED)



                                                                    1997             1996
                                                                ------------     --------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                               $    34,420     $    43,308
Cash paid for
  management fee                                                   (50,000)         (25,000)
  professional fees                                                (10,000)         (19,845)
  printing, postage and other expenses                              (5,825)          (4,868)
                                                                ------------     -----------

Net cash used in operating activities                              (31,405)          (6,405)
                                                                ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                         119,838
Investment in bonds, includes $282 of accrued interest paid
   at purchase of investment                                       (98,490)
Investment in a local partnership                                                  (454,650)
Transfer from (to) restricted cash                                  (1,028)         453,313
                                                                ----------      -----------

Net cash provided by (used in) investing activities                 20,320           (1,337)
                                                                ----------      -----------

Net decrease in cash and cash and cash equivalents                 (11,085)          (7,742)

Cash and cash equivalents at beginning of period                   830,290          569,008
                                                                ----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 819,205        $ 561,266
                                                                 =========        =========
SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds
available-for-sale, net                                         $   24,417        $ (25,128)
                                                                ==========        =========



--------------------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating  activities on page
6.


                              See Notes to Financial Statements.


                                 AMERICAN TAX CREDIT TRUST,
                            a Delaware statutory business trust
                                          Series I
                           STATEMENTS OF CASH FLOWS - (Continued)
                         THREE MONTHS ENDED JUNE 29, 1997 AND 1996
                                         (UNAUDITED)



                                                                     1997            1996
                                                                --------------  ---------
 RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
   ACTIVITIES

 Net loss                                                       $ (280,823)      $ (182,011)

 Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships              249,377          157,726
   Amortization of organization costs                                3,750            3,750
   Amortization of net premium on investments in bonds                 803              878
   Decrease in accounts payable and accrued expenses                (2,061)         (10,711)
   Increase in interest receivable, net of $282 of accrued
     interest paid at purchase of investment in bonds               (2,065)            (962)
   Increase (decrease) in payable to manager                        (1,414)          23,588
   Increase in interest payable                                      1,028           1,337
                                                                -------------   -------------

 NET CASH USED IN OPERATING ACTIVITIES                          $  (31,405)    $     (6,405)
                                                                ===========     ============


                              See Notes to Financial Statements.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 1997
                                   (UNAUDITED)


1.  Basis of Presentation

    The  accompanying  unaudited  financial  statements  have been  prepared  in
    accordance  with  generally  accepted  accounting   principles  for  interim
    financial  information.  They do not include all  information  and footnotes required by generally accepted accounting  principles for complete financial statements.  The results of  operations  are impacted  significantly  by the combined results of operations of the Local Partnerships, which are provided by the Local  Partnerships  on an unaudited  basis during  interim  periods.
    Accordingly,  the  accompanying  financial  statements are dependent on such unaudited  information.  In  the  opinion  of  the  Manager,  the  financial statements include all adjustments necessary to present fairly the financial position as of June 29, 1997 and the  results of  operations  and cash flows for the interim periods presented. All adjustments are of a normal recurring nature.  The results of operations  for the three months ended June 29, 1997 are not  necessarily  indicative of the results that may be expected for the entire year.

2.  Investments in Bonds Available-For-Sale

    As of June 29, 1997, certain information concerning investments in bonds available-for-sale is as follows:

                                                            Gross          Gross
                                          Amortized      unrealized     unrealized      Estimated
      Description and maturity                 cost         gains           losses         fair
                                                                                        value

      Corporate debt securities
        After five years through ten    $     463,435   $        675   $     (14,484) $    449,626
        years
        After ten years                       533,904            --           (27,011)     506,893
                                        -------------   ----------------------------- ------------

                                        $     997,339   $        675   $     (41,495) $    956,519
                                        =============   ============   =============  ============


3.  Investment in Local Partnerships

    The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships representing capital contributions in the aggregate amount of $14,761,041, of which the Trust has paid $14,087,991 and $673,050 are outstanding as of June 29, 1997. Restricted cash in the accompanying balance sheet as of June 29, 1997 represents such outstanding capital contributions along with accrued interest of $33,916 on an outstanding capital contribution. The outstanding capital contributions are payable in installments upon each Local Partnership's satisfaction of specified conditions related to construction and/or operations. As of March 31, 1997, the Local Partnerships have outstanding mortgage and construction loans payable totaling approximately $23,369,000 and accrued interest payable on such loans totaling approximately $628,000, which are secured by security interests and liens common to mortgage and construction loans on the Local Partnerships' real property and other assets.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1997
                                   (UNAUDITED)


3.  Investment in Local Partnerships (continued)


    For  the  three  months  ended  June  29,  1997,  the  investment  in  Local
    Partnerships activity consists of the following:

           Investment in Local Partnerships as of March                   $ 12,662,815
             30, 1997

           Equity in loss of investment in Local
             Partnerships for the three months ended                          (249,377)
             March 31, 1997

           Cash distributions received from Local
             Partnerships during the three months ended                       (119,838)
             June 29, 1997

           Investment in Local Partnerships as of June                    $ 12,293,600
                                                                          ============
             29, 1997


    The combined unaudited balance sheets of the Local Partnerships as of March 31, 1997 and December 31, 1996 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 1997 and 1996 are reflected on pages 9 and 10, respectively.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1997
                                   (UNAUDITED)



3.  Investment in Local Partnerships (continued)

    The combined balance sheets of the Local Partnerships as of March 31, 1997 and December 31, 1996 are as follows:

                                                                       March 31,      December 31,
                                                                            1997            1996
                                                                     ---------------------------
     ASSETS
     Cash and other investments                                      $   875,841   $     515,352
     Rental receivable                                                    42,704           47,816
     Capital contributions receivable                                    673,050        1,073,050
     Escrow deposits and reserves                                      1,226,407        1,151,896
     Land                                                              1,267,153        1,267,153
     Buildings and improvements (net of accumulated depreciation
       of $3,089,094 and $2,760,074)                                  33,786,049       34,109,040
     Intangible assets (net of accumulated amortization of $80,684       402,707          412,240
       and $71,151)
     Other                                                               252,599         243,968
                                                                     --------------  --------------

                                                                     $38,526,510    $ 38,820,515
                                                                     ============    ============
     LIABILITIES AND PARTNERS' EQUITY
     Liabilities

       Accounts payable and accrued expenses                         $   419,472   $     372,568
       Due to related parties                                          1,234,807        1,343,366
       Mortgage and construction loans                                23,369,396       23,410,498
       Note payable                                                      100,000          100,000
       Accrued interest                                                  628,445          556,684
       Other                                                             328,653         338,544
                                                                     -------------   -------------

                                                                      26,080,773      26,121,660
     Partners' equity

       American Tax Credit Trust, Series I
         Capital contributions, net of distributions (includes
           receivable of $673,050 and $1,073,050)                     14,758,041       14,758,041
         Cumulative loss                                              (2,344,603)     (2,095,226)
                                                                     ------------    ------------

                                                                       12,413,438      12,662,815
       General partners and other limited partners
         Capital contributions, net of distributions                      283,505          284,686
         Cumulative loss                                                 (251,206)       (248,646)
                                                                     -------------   -------------

                                                                           32,299          36,040
                                                                     --------------- ---------------

                                                                       12,445,737      12,698,855

                                                                     $ 38,526,510    $ 38,820,515
                                                                     ============    ============

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1997
                                   (UNAUDITED)



3.  Investment in Local Partnerships (continued)

    The combined statements of operations of the Local Partnerships for the three months ended March 31, 1997 and 1996 are as follows:

                                                                           1997            1996
                                                                     --------------------------
     REVENUE

     Rental                                                          $     921,802   $     813,246
     Interest and other                                                     35,808          21,612
                                                                     --------------  --------------

     TOTAL REVENUE                                                         957,610         834,858
                                                                     -------------   -------------

     EXPENSES

     Administrative                                                       167,090          140,354
     Utilities                                                            148,914          104,325
     Operating, maintenance and other                                     178,126          144,469
     Taxes and insurance                                                  128,539           96,073
     Interest (including amortization of $9,533 and $7,033)               257,858          233,909
     Depreciation                                                         329,020         275,087
                                                                     -------------   -------------

     TOTAL EXPENSES                                                     1,209,547          994,217
                                                                     ------------    -------------

     NET LOSS                                                        $   (251,937)    $   (159,359)
                                                                     ============     ============

     NET LOSS ATTRIBUTABLE TO
        American Tax Credit Trust, Series I                          $   (249,377)    $   (157,726)
        General partners and other limited partners                        (2,560)         (1,633)
                                                                     --------------  --------------

                                                                     $   (251,937)    $   (159,359)
                                                                     ============     ============


    The combined results of operations of the Local Partnerships for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for an entire operating period.

4.  Additional Information

    Additional  information,  including  the audited  March 30,  1997  Financial
    Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Trust's Annual Report on Form 10-K for the fiscal year ended March 30, 1997 on file with the Securities and Exchange Commission.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 1997, Registrant has not experienced a significant change in financial condition as compared to March 30, 1997. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the Local Partnerships. During the three months ended June 29, 1997, Registrant received cash from interest earnings and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds available-for-sale increased, in the aggregate, by approximately $111,000 during the three months ended June 29, 1997, which increase includes a net unrealized gain recorded on investments in bonds of approximately $24,000 and the amortization of net premium on investments in bonds of approximately $1,000. During the three months ended June 29, 1997, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 1997 of $249,377 and cash distributions received from Local
Partnerships of $119,838. Payable to manager represents deferred management fees.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. The rents of the Properties, certain of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. United States Department of Housing and Urban Development ("HUD") has issued notices which implement provisions to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1997, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. HUD has an additional program which, in general, provides for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Two Local Partnerships' Section 8 contracts, which cover certain rental units, are scheduled to expire in 1997, one of which expired during 1996 and was extended for one year. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses and Mandatory Debt Service requirements and other charges, the Local General Partners are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the
"Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the three months ended March 31, 1997, revenue from operations, Local General Partner advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. All of the Local Partnerships have achieved full operational status and substantially all of the Local Partnerships are effectively operating at or near breakeven levels, although certain Local Partnerships' accounting information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees.

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

Partnership's results of operations and by any cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Any equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in each such Local Partnership. As a result, the equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. The combined statements of operations of the
Local Partnerships reflected in Note 3 to Registrant's financial statements include the operating results of all Local Partnerships, regardless of Registrant's investment balances.

Three Months Ended June 29, 1997

For the three months ended June 29, 1997, Registrant had a net loss of approximately $281,000, which included an equity in loss of investment in Local Partnerships of approximately $249,000 for the three months ended March 31, 1997. Registrant's loss from operations for the three months ended June 29, 1997 of approximately $31,000 was attributable to interest revenue of approximately $35,000, exceeded by operating expenses of approximately $62,000 and amortization of organization costs of approximately $4,000.

The Local Partnerships' net loss of approximately $252,000 for the three months ended March 31, 1997 was attributable to rental and other revenue of approximately $958,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $871,000 and approximately $339,000 of depreciation and amortization expenses.

Three Months Ended June 29, 1996

For the three months ended June 29, 1996, Registrant had a net loss of approximately $182,000, which included an equity in loss of investment in Local Partnerships of approximately $158,000 for the three months ended March 31, 1996. Registrant's loss from operations for the three months ended June 29, 1996 of approximately $24,000 was attributable to interest revenue of approximately $42,000, exceeded by operating expenses of approximately $62,000 and amortization of organization costs of approximately $4,000.

The Local Partnerships' net loss of approximately $159,000 for the three months ended March 31, 1996 was attributable to rental and other revenue of approximately $835,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $712,000 and approximately $282,000 of depreciation and amortization expenses. As a result of ongoing development and construction, as of March 31, 1996, one Local Partnership had not commenced rental operations.

Three Months Ended June 29, 1997 v.
Three Months Ended June 29, 1996

Registrant's operations for the three months ended June 29, 1997 resulted in a net loss of approximately $281,000 as compared to a net loss of approximately $182,000 for the three months ended June 29, 1996. The increase in net loss is primarily attributable to an increase in equity in loss of investment in Local Partnerships of approximately $92,000. The increase in equity in loss of investment in Local Partnerships is primarily a result of more Local Partnerships experiencing full operations.

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


                                         AMERICAN TAX CREDIT TRUST,
                                         a Delaware statutory business trust,
                                         Series I

                                           By: Richman American Credit Corp.,
                                               The Manager

Dated: August 13, 1997                   /s/ Richard Paul Richman
       ---------------                   ------------------------
                                             Richard Paul Richman
                                             President, Chief Executive
                                             Officer and Director of the Manager


Dated: August 13, 1997                   /s/ Neal Ludeke
       ---------------                   ---------------
                                             Neal Ludeke
                                             Vice President and
                                             Treasurer of the Manager
                                            (Principal Financial and Accounting
                                             Officer of The Trust)