Form 10-Q
period 1997-09-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 1997-11-13
CIK 897315

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C. 20549
                                      ---------------------

                                            FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 ---

For the quarterly period ended September 29, 1997

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
                      (Exact name of Registrant as specified in its charter)


          Delaware                                                06-6385350
(State or other jurisdiction of                            I.R.S. Employer
incorporation or organization)                             Identification No.)

Richman American Credit Corp.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                              06830
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900

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

                                     Part I - FINANCIAL INFORMATION




Item 1.  Financial Statements


                                       Table of Contents


Balance Sheets as of September 29, 1997 (Unaudited) and March 30, 1997
(Unaudited)...........

Statements of Operations for the three and six month periods ended
 September 29, 1997 (Unaudited) and September 29, 1996 (Unaudited).........

Statements of Cash Flows for the six months ended September 29, 1997 (Unaudited)
  and September 29, 1996 (Unaudited)..........................................

Notes to Financial Statements as of September 29, 1997 (Unaudited)....


                                       AMERICAN TAX CREDIT TRUST,
                                  a Delaware statutory business trust
                                                Series I
                                             BALANCE SHEETS
                                   (UNAUDITED)



                                                                 September 29,       March 30,
                                                         Notes           1997            1997
                                                         -----   ----------------------------
ASSETS

Cash and cash equivalents                                        $      816,128   $      830,290
Restricted cash                                            3         708,484           705,938
Investments in bonds available-for-sale                    2         979,238           834,697
Investment in local partnerships                           3      12,128,197        12,662,815
Interest receivable                                                   15,534            12,611
Organization costs (less accumulated amortization
  of $57,500 and $50,000)                                                 17,500           25,000
                                                                 ---------------  ---------------

                                                                 $ 14,665,081     $ 15,071,351
                                                                 ============     ============

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                          $     18,917   $     29,961
  Payable to manager                                                 335,490           312,863
  Capital contributions payable                            3         673,050           673,050
  Interest payable                                                    35,434         32,888
                                                                 --------------   --------------

                                                                    1,062,891        1,048,762

Owners' equity (deficit)

  Manager                                                            (27,687)          (23,004)
  Beneficial owners (18,654 units of beneficial
    ownership interest outstanding)                               13,647,175        14,110,830
  Unrealized loss on investments in bonds                  2            (17,298)         (65,237)
                                                                 --------------   --------------
  available-for-sale, net

                                                                   13,602,190       14,022,589

                                                                 $ 14,665,081     $ 15,071,351
                                                                 ============     ============



                                   See Notes to Financial Statements.


                                       AMERICAN TAX CREDIT TRUST,
                                  a Delaware statutory business trust
                                                Series I
                                        STATEMENTS OF OPERATIONS
                                              (UNAUDITED)



                                           Three Months     Six Months     Three Months     Six Months
                                              Ended           Ended           Ended           Ended
                                          September 29,   September 29,   September 29,   September 29,
                                   Notes          1997            1997            1996            1996
                                   -----  ------------------------------------------------------------
 REVENUE

 Interest                                 $     35,820    $     70,474    $     42,422    $     84,477
                                          ------------    ------------    ------------    ------------

 TOTAL REVENUE                                   35,820          70,474          42,422          84,477
                                          -------------   -------------   -------------   -------------

 EXPENSES

 Management fee                               49,042          97,175          48,587          97,175
 Professional fees                             6,193          11,693           5,522          15,766
 Printing, postage and other                   1,547           7,664           2,163           5,921
 Amortization                                      3,750           7,500           3,750           7,500
                                          --------------  --------------  --------------  --------------

 TOTAL EXPENSES                                  60,532        124,032           60,022        126,362
                                          -------------   ------------    -------------   ------------

 Loss from operations                        (24,712)        (53,558)        (17,600)        (41,885)

 Equity in loss of investment in
   local partnerships                3       (165,403)       (414,780)       (249,610)       (407,336)
                                          -----------     -----------     -----------     -----------

 NET LOSS                                 $ (190,115)     $ (468,338)     $ (267,210)     $ (449,221)
                                          ==========      ==========      ==========      ==========

 NET LOSS ATTRIBUTABLE TO

   Manager                                $     (1,901)   $     (4,683)   $     (2,672)   $     (4,492)
   Beneficial owners                         (188,214)       (463,655)       (264,538)       (444,729)
                                          -----------     -----------     -----------     -----------

                                          $ (190,115)     $ (468,338)     $ (267,210)     $ (449,221)
                                          ==========      ==========      ==========      ==========

 NET LOSS per unit of beneficial
   ownership interest (18,654
   units of beneficial ownership          $     (10.09)   $     (24.86)   $     (14.18)   $     (23.84)
                                          ============    ============    ============    ============
   interest)



                                   See Notes to Financial Statements.


                                       AMERICAN TAX CREDIT TRUST,
                                  a Delaware statutory business trust
                                                Series I
                                        STATEMENTS OF CASH FLOWS
                              SIX MONTHS ENDED SEPTEMBER 29, 1997 AND 1996
                                              (UNAUDITED)



                                                                      1997            1996
                                                                 --------------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                               $   71,986     $    87,689
Cash paid for
  management fee                                                   (75,000)         (50,000)
  professional fees                                                (22,577)         (30,016)
  printing, postage and other expenses                               (7,373)        (8,062)
                                                                ------------    ------------

Net cash used in operating activities                              (32,964)            (389)
                                                                -----------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                         119,838
Investments in bonds, includes $282 of accrued interest paid
at purchase                                                        (98,490)
Investment in a local partnership                                                  (454,650)
Transfer from (to) restricted cash                                   (2,546)        452,380
                                                                -----------      ----------

Net cash provided by (used in) investing activities                  18,802          (2,270)
                                                                -----------     -----------

Net decrease in cash and cash equivalents                           (14,162)         (2,659)

Cash and cash equivalents at beginning of period                    830,290         569,008
                                                                ----------       ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 816,128       $ 566,349
                                                                 =========        =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain(loss)on investments in bonds                   $   47,939        $ (15,268)
available-for-sale, net                                           ========        =========


--------------------------------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating  activities on page
6.



                                   See Notes to Financial Statements.


                                       AMERICAN TAX CREDIT TRUST,
                                  a Delaware statutory business trust
                                                Series I
                                 STATEMENTS OF CASH FLOWS - (Continued)
                              SIX MONTHS ENDED SEPTEMBER 29, 1997 AND 1996
                                              (UNAUDITED)



                                                                      1997            1996
                                                                --------------------------
 RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
   ACTIVITIES

 Net loss                                                       $ (468,338)     $ (449,221)

 Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships             414,780          407,336
   Amortization of organization costs                               7,500            7,500
   Amortization of net premium on investments in bonds              1,606            1,756
   Increase in interest receivable                                 (2,641)            (814)
   Decrease in accounts payable and accrued expenses              (11,044)         (16,391)
   Increase in payable to manager                                  22,627           47,175
   Increase in interest payable                                        2,546            2,270
                                                                ------------    -------------

 NET CASH USED IN OPERATING ACTIVITIES                          $  (32,964)     $       (389)
                                                                ==========      ============



                                   See Notes to Financial Statements.






-----------------------------------------------------------------------------

----------------------------------------------------------------------------

                                       AMERICAN TAX CREDIT TRUST,
                                  a Delaware statutory business trust
                                                Series I
                                     NOTES TO FINANCIAL STATEMENTS
                                           SEPTEMBER 29, 1997
                                              (UNAUDITED)


1.  Basis of Presentation

    The  accompanying  unaudited  financial  statements  have been  prepared  in
    accordance  with  generally  accepted  accounting   principles  for  interim
    financial  information.  They do not include all  information  and footnotes required by generally accepted accounting  principles for complete financial statements.  The results of  operations  are impacted  significantly  by the combined results of operations of the Local Partnerships, which are provided by the Local  Partnerships  on an unaudited  basis during  interim  periods.
    Accordingly,  the  accompanying  financial  statements are dependent on such unaudited  information.  In  the  opinion  of  the  Manager,  the  financial statements include all adjustments necessary to present fairly the financial position as of  September  29, 1997 and the results of  operations  and cash flows for the interim  periods  presented.  All  adjustments are of a normal recurring  nature.  The  results of  operations  for the three and six month periods  ended  September  29, 1997 are not  necessarily  indicative  of the results that may be expected for the entire year.

2.  Investments in Bonds Available-For-Sale

    As of September 29, 1997, certain information concerning investments in bonds available-for-sale is as follows:

                                                           Gross          Gross
                                          Amortized     unrealized     unrealized      Estimated
      Description and maturity                 cost         gains           losses         fair
                                                                                        value
      Corporate debt securities
     After five years through ten years $     473,107   $       2,435  $     (5,447)  $    470,095

        After ten years                       523,429              16       (14,302)        509,143
                                        -------------   ---------------------------   -------------

                                        $     996,536   $       2,451  $   (19,749)   $    979,238
                                        =============   =============  ===========    ============


3.  Investment in Local Partnerships

    The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships representing capital contributions in the aggregate amount of $14,761,041, of which the Trust has paid $14,087,991 and $673,050 are outstanding as of September 29, 1997. Restricted cash in the accompanying balance sheet as of September 29, 1997 represents such outstanding capital contributions along with accrued interest of $35,434 on an outstanding capital contribution. The outstanding capital contributions are payable in installments upon each Local Partnership's satisfaction of specified conditions related to construction and/or operations. As of June 30, 1997, the Local Partnerships have outstanding mortgage and construction loans payable totaling approximately $23,539,000 and accrued interest payable on such loans totaling approximately $623,000, which are secured by security interests and liens common to mortgage and construction loans on the Local Partnerships' real property and other assets.







----------------------------------------------------------------------------

----------------------------------------------------------------------------

                                       AMERICAN TAX CREDIT TRUST,
                                  a Delaware statutory business trust
                                                Series I
                              NOTES TO FINANCIAL STATEMENTS - (Continued)
                                           SEPTEMBER 29, 1997
                                              (UNAUDITED)


3.  Investment in Local Partnerships (continued)


    For the six  months  ended  September  29,  1997,  the  investment  in Local
    Partnerships activity consists of the following:

          Investment in Local Partnerships as of March                        $ 12,662,815
          30, 1997

          Equity in loss of investment in Local
            Partnerships                                                       (414,780)
            for the six months ended June 30, 1997

          Cash distributions received from Local
            Partnerships                                                            (119,838)
            during the six months ended September 29,
            1997

          Investment in Local Partnerships as of                              $ 12,128,197
                                                                              ============
          September 29, 1997


    The combined unaudited balance sheets of the Local Partnerships as of June 30, 1997 and December 31, 1996 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 1997 and 1996 are reflected on pages 9 and 10, respectively.







------------------------------------------------------------------------------

------------------------------------------------------------------------------

                                       AMERICAN TAX CREDIT TRUST,
                                  a Delaware statutory business trust
                                                Series I
                              NOTES TO FINANCIAL STATEMENTS - (Continued)
                                           SEPTEMBER 29, 1997
                                              (UNAUDITED)



3.  Investment in Local Partnerships (continued)

    The  combined  balance  sheets of the Local  Partnerships  as of June 30, 1997 and December 31, 1996
    are as follows:

                                                                       June 30,       December 31,
                                                                            1997            1996
                                                                     ---------------------------
     ASSETS
     Cash and other investments                                      $     355,776   $     515,352
     Rental receivable                                                   24,062           47,816
     Capital contributions receivable                                   673,050        1,073,050
     Escrow deposits and reserves                                     1,423,531        1,151,896
     Land                                                             1,267,153        1,267,153
     Buildings and improvements (net of accumulated depreciation
       of $3,414,720 and $2,760,074)                                 33,481,165       34,109,040
     Intangible assets (net of accumulated amortization of              393,179          412,240
       $90,212 and $71,151)
     Other                                                                  206,776         243,968
                                                                     --------------  --------------

                                                                     $ 37,824,692    $ 38,820,515
                                                                     ============    ============
     LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
     Liabilities

       Accounts payable and accrued expenses                         $     438,685   $     372,568
       Due to related parties                                           856,029        1,343,366
       Mortgage and construction loans                               23,539,113       23,410,498
       Notes payable                                                    100,000          100,000
       Accrued interest                                                 622,537          556,684
       Other                                                               175,688         338,544
                                                                     -------------   -------------

                                                                       25,732,052      26,121,660
     Partners' equity (deficit)
       American Tax Credit Trust, Series I
         Capital contributions, net of distributions (includes
           receivable of $673,050 and $1,073,050)                    14,638,203       14,758,041
         Cumulative loss                                               (2,510,006)     (2,095,226)
                                                                     ------------    ------------
                                                                       12,128,197      12,662,815
       General partners and other limited partners
         Capital contributions, net of distributions                    217,360          284,686
         Cumulative loss                                                  (252,917)       (248,646)
                                                                     -------------   -------------
                                                                             (35,557)         36,040

                                                                       12,092,640      12,698,855

                                                                     $ 37,824,692    $ 38,820,515
                                                                     ============    ============





--------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1997
                                   (UNAUDITED)


3.  Investment in Local Partnerships (continued)

    The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 1997 and 1996 are as follows:

                                         Three Months    Six Months     Three Months     Six Months
                                            Ended           Ended          Ended           Ended
                                           June 30,       June 30,        June 30,        June 30,
                                                1997            1997           1996            1996
                                        -----------------------------------------------------------
     REVENUE

     Rental                             $     923,031   $ 1,844,833    $     849,525   $ 1,662,771
     Interest and other                         12,683          48,491         15,712          37,324
                                        --------------  -------------- --------------  --------------

     TOTAL REVENUE                            935,714      1,893,324         865,237      1,700,095
                                        -------------   ------------   -------------   ------------

     EXPENSES

     Administrative                         166,437        333,527         154,803         295,157
     Utilities                              107,052        255,966         107,297         211,622
     Operating, maintenance and other       164,998        343,124         170,218         314,687
     Taxes and insurance                     86,345        214,884         142,758         238,831
     Interest (including amortization
        of $9,528, $19,061, $6,247
        and $13,280)                        252,370        510,228         241,005         474,914
     Depreciation                             325,626         654,646        301,355         576,442
                                        -------------   -------------  -------------   -------------

     TOTAL EXPENSES                        1,102,828       2,312,375      1,117,436       2,111,653
                                        ------------    ------------   ------------    ------------

     NET LOSS                           $   (167,114)   $   (419,051)  $   (252,199)   $   (411,558)
                                        ============    ============   ============    ============

     NET LOSS ATTRIBUTABLE TO

        American Tax Credit Trust,      $   (165,403)   $   (414,780)  $   (249,610)   $   (407,336)
         Series I
        General partners and other
         limited partners                       (1,711)         (4,271)        (2,589)         (4,222)
                                        --------------  -------------- --------------  --------------

                                        $   (167,114)   $   (419,051)  $   (252,199)   $   (411,558)
                                        ============    ============   ============    ============

    The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for an entire operating period.

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

                                             AMERICAN TAX CREDIT TRUST,
                                         a Delaware statutory business trust
                                                      Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of September 29, 1997, Registrant has not experienced a significant change in financial condition as compared to March 30, 1997. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the Local Partnerships. During the six months ended
September 29, 1997, Registrant received cash from interest earnings and distributions from Local Partnerships and utilized cash for operating expenses and investing in bonds. Cash and cash equivalents and investments in bonds available-for-sale increased, in the aggregate, by approximately $130,000 during the six months ended September 29, 1997, which increase includes a net unrealized gain recorded on investments in bonds of approximately $48,000 and the amortization of net premium on investments in bonds of approximately $2,000. During the six months ended September 29, 1997, the investment in Local
Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 1997 of $414,780 and cash distributions received from Local Partnerships of $119,838. Payable to manager represents accrued management fees.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. The rents of the Properties, certain of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued notices which implement provisions to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1997, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. HUD has an additional program which, in general, provides for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Two Local Partnerships' Section 8 contracts, which cover certain rental units, are scheduled to expire in 1997, one of which expired during 1996 and was extended for one year. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses and Mandatory Debt Service requirements and other charges, the Local General Partners are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the
"Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the six months ended June 30, 1997, revenue from operations, Local General Partner advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. All of the Local Partnerships have achieved full operational status and substantially all of the Local Partnerships are effectively operating at or near breakeven levels, although certain Local Partnerships' accounting information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, one Local Partnership's operating information indicates below break even operations after taking account its mortgage and financing structure.

The terms of the partnership agreement of St. Christopher's  Associates,  L.P.V
 (the "St. Christopher Local Partnership") require the Local General Partner of the St. Christopher Local Partnership to advance funds to cover all operating deficits through the Compliance Period. The St. Christopher Local Partnershipincurred an operating deficit of approximately $11,000 for the six months ended June 30, 1997. Of Registrant's total annual
Low-income Tax Credits, approximately 15% is allocated from the St.ChristopherLocal Partnership.

                                             AMERICAN TAX CREDIT TRUST,
                                         a Delaware statutory business trust
                                                      Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost which includes capital contributions payable, and is adjusted for Registrant's share of the Local Partnership's results of operations and by any cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Any equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in each such Local Partnership. As a result, the equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. As of September 29, 1997, no investment in any Local Partnership has reached a zero balance.

Three Months Ended September 29, 1997

For the three months ended September 29, 1997, Registrant had a net loss of approximately $190,000, which included an equity in loss of investment in Local Partnerships of approximately $165,000 for the three months ended June 30, 1997. Registrant's loss from operations for the three months ended September 29, 1997 of approximately $25,000 was attributable to interest revenue of approximately $36,000, exceeded by operating expenses of approximately $57,000 and amortization of organization costs of approximately $4,000.

The Local Partnerships' net loss of approximately $167,000 for the three months ended June 30, 1997 was attributable to rental and other revenue of approximately $936,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $768,000 and approximately $335,000 of depreciation and amortization expenses.

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

Six Months Ended September 29, 1997

For the six months ended September 29, 1997, Registrant had a net loss of approximately $468,000, which included an equity in loss of investment in Local Partnerships of approximately $415,000 for the six months ended June 30, 1997. Registrant's loss from operations for the six months ended September 29, 1997 of approximately $53,000 was attributable to interest revenue of approximately $70,000, exceeded by operating expenses of approximately $115,000 and amortization of organization costs of approximately $8,000.

The Local Partnerships' net loss of approximately $419,000 for the six months ended June 30, 1997 was attributable to rental and other revenue of approximately $1,893,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $1,638,000 and approximately $674,000 of depreciation and amortization expenses.

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

Three and Six Month Periods Ended September 29, 1997 v.
Three and Six Month Periods Ended September 29, 1996

Registrant's operations for the three months ended September 29, 1997 resulted in a net loss of approximately $190,000 as compared to a net loss of approximately $267,000 for the three months ended September 29, 1996. The decrease in net loss is primarily attributed to a decrease in equity in loss of investment in Local Partnerships of approximately $84,000, which is primarily
the  result  of  an  increase  in  the  net  rental   income  of  certain  Local
Partnerships.

Registrant's operations for the six months ended September 29, 1997 resulted in a net loss of approximately $468,000 as compared to a net loss of approximately $449,000 for the six months ended September 29, 1996. The increase in net loss is primarily attributed to (i) an increase in equity in loss of investment in Local Partnerships of approximately $7,000 as a result of more Local Partnerships experiencing full operations and (ii) a decrease in interest revenue of approximately $14,000 as a result of Registrant's utilization of Temporary Investments to pay capital contributions to Local Partnerships.

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


                                            AMERICAN TAX CREDIT TRUST,
                                            a Delaware statutory business trust,
                                                 Series I

                                            By: Richman American Credit Corp.,
                                                        The Manager

Dated: November 13, 1997                   /s/ Richard Paul Richman
       -----------------                   ------------------------
                                           Richard Paul Richman
                                           President, Chief Executive
                                           Officer and Director of the Manager


Dated: November 13, 1997                   /s/ Neal Ludeke
       -----------------                   ---------------
                                           Neal Ludeke
                                           Vice President and
                                           Treasurer of the Manager
                                          (Principal Financial and Accounting
                                           Officer of The Trust)