Form 10-Q
period 1997-12-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 1998-02-13
CIK 897315

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


For the quarterly period ended December 30, 1997

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

                                             Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements



                                            Table of Contents                                                  Page

Balance Sheets as of December 30, 1997 (Unaudited) and March 30, 1997 (Unaudited)                               3

Statements of Operations for the three and nine month periods ended December 30, 1997 (Unaudited)
and December 30, 1996 (Unaudited)                                                                               4

Statements of Cash Flows for the nine months ended December 30, 1997 (Unaudited)                                5
and December 30, 1996 (Unaudited)

Notes to Financial Statements as of December 30, 1997 (Unaudited)                                               7






                                              AMERICAN TAX CREDIT TRUST,
                                         a Delaware statutory business trust
                                                       Series I
                                                    BALANCE SHEETS
                                                      (UNAUDITED)


                                                                                   December 30,          March 30,
                                                                        Notes            1997                 1997
                                                                        -----   -------------------- -------------

ASSETS

Cash and cash equivalents                                                        $       823,952     $       830,290
Restricted cash                                                           3              710,036             705,938
Investments in bonds available-for-sale                                   2              990,656             834,697
Investment in local partnerships                                          3           11,900,158          12,662,815
Interest receivable                                                                       15,052              12,611
Organization costs (less accumulated amortization of $61,250 and
   $50,000)                                                                               13,750              25,000
                                                                                ----------------     ----------------

                                                                                    $ 14,453,604        $ 15,071,351
                                                                                    ============        ============

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                         $        24,953     $        29,961
   Payable to manager                                                                    358,625             312,863
   Capital contributions payable                                          3              673,050             673,050
   Interest payable                                                                       36,986              32,888
                                                                                 ---------------     ----------------

                                                                                       1,093,614           1,048,762
                                                                                   -------------      --------------

Owners' equity (deficit)

   Manager                                                                               (30,234)            (23,004)
   Beneficial owners (18,654 units of beneficial ownership interest
     outstanding)                                                                     13,395,029          14,110,830
   Unrealized loss on investments in bonds available-for-sale, net        2               (4,805)            (65,237)
                                                                                  --------------     ---------------

                                                                                      13,359,990          14,022,589
                                                                                    ------------       -------------

                                                                                    $ 14,453,604        $ 15,071,351
                                                                                    ============        ============




                                          See Notes to Financial Statements.



                                              AMERICAN TAX CREDIT TRUST,
                                         a Delaware statutory business trust
                                                       Series I
                                               STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)



                                                          Three Months       Nine Months       Three Months       Nine Months
                                                         Ended December    Ended December     Ended December    Ended December
                                                              30,                30,               30,                30,
                                               Notes             1997              1997               1996              1996
                                               -----    --------------------------------------------------------------------

REVENUE

Interest                                                $       35,302    $      105,776     $        38,447   $       122,924
                                                        --------------    --------------     ---------------   ---------------

TOTAL REVENUE                                                   35,302           105,776              38,447           122,924
                                                        ---------------   ---------------    ----------------  ----------------

EXPENSES

Management fee                                                 48,587            145,762            48,587            145,762
Professional fees                                               6,784             18,477             2,000             17,766
Printing, postage and other                                     2,835             10,499             6,473             12,394
Amortization                                                    3,750             11,250             3,750            11,250
                                                        ----------------- -----------------  ----------------- -----------------

TOTAL EXPENSES                                                 61,956           185,988             60,810           187,172
                                                        ----------------  ----------------   ----------------  ----------------

Loss from operations                                          (26,654)           (80,212)          (22,363)           (64,248)

Equity in loss of investment in local
  partnerships                                   3           (228,039)         (642,819)          (301,444)         (708,780)
                                                        ---------------   ---------------    ---------------   ---------------

NET LOSS                                                $     (254,693)   $     (723,031)    $     (323,807)   $     (773,028)
                                                        ==============    ==============     ==============    ==============

NET LOSS ATTRIBUTABLE TO

  Manager                                               $        (2,547) $         (7,230)  $         (3,238) $         (7,730)
  Beneficial owners                                            (252,146)         (715,801)          (320,569)         (765,298)
                                                        ----------------  ---------------    ---------------   ---------------

                                                        $     (254,693)   $     (723,031)    $     (323,807)   $     (773,028)
                                                        ==============    ==============     ==============    ==============

NET LOSS per unit of beneficial ownership
  interest (18,654 units of beneficial
  ownership interest)                                   $       (13.51)  $        (38.37)    $      (17.19)     $     (41.03)
                                                        ================  ================   ================  ================



                                          See Notes to Financial Statements.



                                              AMERICAN TAX CREDIT TRUST,
                                         a Delaware statutory business trust
                                                       Series I
                                               STATEMENTS OF CASH FLOWS
                                     NINE MONTHS ENDED DECEMBER 30, 1997 AND 1996
                                                      (UNAUDITED)


                                                                                        1997                  1996
                                                                                -------------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                                $     110,396        $      128,748
Cash paid for
   management fee                                                                     (100,000)              (75,000)
   professional fees                                                                   (23,777)              (30,017)
   printing, postage and other expenses                                                (10,207)              (14,692)
                                                                               ---------------       ---------------

Net cash provided by (used in) operating activities                                    (23,588)                9,039
                                                                               ---------------       -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                                             119,838
Investments in bonds, includes $282 of accrued interest paid at purchase
   of investment                                                                      (98,490)
Investment in local partnerships                                                                            (675,535)
Transfer from (to) restricted cash                                                     (4,098)               685,518
                                                                               ----------------      ---------------

Net cash provided by investing activities                                                17,250                9,983
                                                                               ----------------      -----------------

Net increase (decrease) in cash and cash equivalents                                  (6,338)                19,022

Cash and cash equivalents at beginning of period                                     830,290                569,008
                                                                               ---------------       ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    823,952          $     588,030
                                                                                ==============        ==============

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds available-for-sale, net                 $     60,432          $     2,148
                                                                               ===============       ================

Decrease in capital contributions payable                                                             $   (14,115)


----------------------------------------------------------------------------------------------------------------------
See  reconciliation  of net loss to net cash  provided  by (used  in)  operating activities on page 6.



                                          See Notes to Financial Statements.



                                              AMERICAN TAX CREDIT TRUST,
                                         a Delaware statutory business trust
                                                       Series I
                                        STATEMENTS OF CASH FLOWS - (Continued)
                                     NINE MONTHS ENDED DECEMBER 30, 1997 AND 1996
                                                      (UNAUDITED)


                                                                                       1997                  1996
                                                                                ------------------    -----------

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES

Net loss                                                                           $  (723,031)          $  (773,028)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

   Equity in loss of investment in local partnerships                                  642,819               708,780
   Amortization of organization costs                                                   11,250                11,250
   Amortization of net premium on investments in bonds                                   2,681                 2,634
   Increase in interest receivable                                                      (2,159)                 (942)
   Decrease in accounts payable and accrued expenses                                    (5,008)              (14,549)
   Increase in payable to manager                                                       45,762                70,762
   Increase in interest payable                                                          4,098                 4,132
                                                                                 -------------         -------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                $   (23,588)        $       9,039
                                                                                   ===========         =============



                                          See Notes to Financial Statements.



                                              AMERICAN TAX CREDIT TRUST,
                                         a Delaware statutory business trust
                                                       Series I
                                            NOTES TO FINANCIAL STATEMENTS
                                                   DECEMBER 30, 1997
                                                      (UNAUDITED)


1.   Basis of Presentation

     The  accompanying  unaudited  financial  statements  have been  prepared in accordance  with  generally  accepted  accounting  principles  for  interim financial  information.  They do not include all  information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations  are impacted  significantly  by the combined  results  of  operations  of the  Local  Partnerships,  which  are provided by the Local  Partnerships  on an unaudited  basis during  interim periods.  Accordingly,  the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial
     statements  include  all  adjustments   necessary  to  present  fairly  the
     financial  position as of December  30, 1997 and the results of  operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring  nature.  The results of operations for the three and nine month periods ended December 30, 1997 are not necessarily indicative of the results that may be expected for the entire year.


2.   Investments in Bonds Available-For-Sale

     As of December 30, 1997, certain information concerning investments in bonds available-for-sale is as follows:

                                                                       Gross               Gross
                                                    Amortized         unrealized        unrealized         Estimated
       Description and maturity                         cost           gains             losses           fair value
       ------------------------                  ---------------    -------------    --------------     --------------

       Corporate debt securities
         After five years through ten years      $    472,459      $       4,367      $        (167)    $      476,659
         After ten years                              523,002              1,731            (10,736)           513,997
                                                 -------------     --------------     -------------     --------------

                                                 $    995,461      $       6,098      $    (10,903)      $     990,656
                                                 ============      =============      =============       =============

3.   Investment in Local Partnerships

     The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships representing capital contributions in the aggregate amount of $14,761,041, of which the Trust has paid $14,087,991 and $673,050 is outstanding as of December 30, 1997. Restricted cash in the accompanying balance sheet as of December 30, 1997 includes such outstanding capital contributions along with accrued interest of $36,986 on an outstanding capital contribution. The outstanding capital contributions are payable in installments upon each Local Partnership's satisfaction of specified conditions related to construction and/or operations. As of September 30, 1997, the Local Partnerships have outstanding mortgage and construction loans payable totaling approximately $23,442,000 and accrued interest payable on such loans totaling approximately $683,000, which are secured by security interests and liens common to mortgage and construction loans on the Local Partnerships' real property and other assets.



                                              AMERICAN TAX CREDIT TRUST,
                                         a Delaware statutory business trust
                                                       Series I
                                      NOTES TO FINANCIAL STATEMENTS - (Continued)
                                                   DECEMBER 30, 1997
                                                      (UNAUDITED)



3.   Investment in Local Partnerships (continued)

     For the nine months  ended  December  30,  1997,  the  investment  in Local
Partnerships activity consists of the following:


           Investment in Local Partnerships as of March 30, 1997                                        $ 12,662,815

           Equity in loss of investment in Local Partnerships                                               (642,819)

           Cash distributions received from Local Partnerships                                              (119,838)
                                                                                                      --------------

           Investment in Local Partnerships as of December 30, 1997                                     $ 11,900,158
                                                                                                        ============



     The combined unaudited balance sheets of the Local Partnerships as of September 30, 1997 and December 31, 1996 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 1997 and 1996 are reflected on pages 9 and 10, respectively.

                                               AMERICAN TAX CREDIT TRUST,
                                          a Delaware statutory business trust
                                                        Series I
                                      NOTES TO FINANCIAL STATEMENTS - (Continued)
                                                   DECEMBER 30, 1997
                                                      (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of September 30, 1997 and December 31, 1996 are as follows:

                                                                              September 30,            December 31,
                                                                                   1997                    1996
                                                                            ------------------      -----------
      ASSETS

      Cash and other investments                                             $      371,301          $      515,352
      Rental receivable                                                              40,930                  47,816
      Capital contributions receivable                                              673,050               1,073,050
      Escrow deposits and reserves                                                1,472,990               1,151,896
      Land                                                                        1,267,153               1,267,153
      Buildings and improvements (net of accumulated
        depreciation of $3,740,329 and $2,760,074)                               33,148,904              34,109,040
      Intangible assets (net of accumulated amortization of
        $99,708 and $71,151)                                                        383,683                 412,240
      Other                                                                         204,015                 243,968
                                                                            ---------------         ---------------

                                                                               $ 37,562,026            $ 38,820,515
                                                                               ============            ============
      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

      Liabilities

        Accounts payable and accrued expenses                                $      440,274          $      372,568
        Due to related parties                                                      865,078               1,343,366
        Mortgage and construction loans                                          23,442,101              23,410,498
        Note payable                                                                100,000                 100,000
        Accrued interest                                                            683,335                 556,684
        Other                                                                       168,967                 338,544
                                                                            ---------------         ---------------

                                                                                 25,699,755              26,121,660
                                                                              -------------           -------------
      Partners' equity (deficit)

        American Tax Credit Trust, Series I
           Capital contributions, net of distributions
             (includes receivable of $673,050 and $1,073,050)                    14,638,203              14,758,041
           Cumulative loss                                                       (2,738,045)             (2,095,226)
                                                                              -------------           -------------

                                                                                 11,900,158              12,662,815
                                                                              -------------           -------------
        General partners and other limited partners
           Capital contributions, net of distributions                              217,360                 284,686
           Cumulative loss                                                         (255,247)               (248,646)
                                                                             --------------          --------------

                                                                                    (37,887)                 36,040
                                                                            ---------------        ----------------

                                                                                 11,862,271              12,698,855
                                                                              -------------           -------------

                                                                               $ 37,562,026            $ 38,820,515
                                                                               ============            ============



                                               AMERICAN TAX CREDIT TRUST,
                                          a Delaware statutory business trust
                                                        Series I
                                      NOTES TO FINANCIAL STATEMENTS - (Continued)
                                                   DECEMBER 30, 1997
                                                      (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 1997 and 1996 are as follows:

                                                     Three Months     Nine Months Ended     Three Months     Nine Months Ended
                                                    Ended September     September 30,      Ended September     September 30,
                                                          30,                                    30,
                                                            1997              1997                 1996              1996
                                                   ----------------------------------------------------------------------
      REVENUE

      Rental                                       $       916,570     $    2,761,403     $       897,540     $    2,560,311
      Interest and other                                      23,544             72,035              21,807             59,131
                                                   -----------------  -----------------   -----------------  -----------------

      TOTAL REVENUE                                         940,114         2,833,438              919,347         2,619,442
                                                   ----------------   ---------------     ----------------   ---------------

      EXPENSES

      Administrative                                      170,367             503,894            187,137             482,294
      Utilities                                            91,287             347,253             77,235             288,857
      Operating, maintenance and other                    176,806             519,930            206,095             520,782
      Taxes and insurance                                 126,363             341,247            199,755             438,586
      Interest (including amortization of
        $9,496, $28,557, $8,468 and $21,748)              280,051             790,279            241,213             716,127
      Depreciation                                          325,609            980,255             312,422            888,864
                                                   ----------------   ----------------    ----------------   ----------------

       TOTAL EXPENSES                                    1,170,483          3,482,858           1,223,857          3,335,510
                                                   ---------------    ---------------     ---------------    ---------------

      NET LOSS                                     $     (230,369)    $     (649,420)     $     (304,510)     $     (716,068)
                                                   ==============     ============== =    ==============      ==============

      NET LOSS ATTRIBUTABLE TO

        American Tax Credit Trust, Series I        $     (228,039)     $     (642,819)    $     (301,444)     $     (708,780)
         General partners and other limited
           partners                                           (2,330)            (6,601)             (3,066)            (7,288)
                                                   -----------------  -----------------   -----------------  -----------------

                                                   $     (230,369)     $     (649,420)    $     (304,510)     $     (716,068)
                                                   ==============      ==============     ==============      ==============

     The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for an entire operating period.

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

                                              AMERICAN TAX CREDIT TRUST,
                                         a Delaware statutory business trust
                                                       Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 1997, Registrant has not experienced a significant change in financial condition as compared to March 30, 1997. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the Local Partnerships. During the nine months ended December 30, 1997, Registrant received cash from interest earnings and distributions from Local Partnerships and utilized cash for operating expenses and investments in bonds. Cash and cash equivalents and investments in bonds available-for-sale increased, in the aggregate, by approximately $150,000 during the nine months ended December 30, 1997, which increase includes a net unrealized gain recorded on investments in bonds of approximately $60,000, the amortization of net premium on investments in bonds of approximately $3,000 and cash distributions received from Local Partnerships. During the nine months ended December 30, 1997, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 1997 of $642,819 and cash distributions received from Local Partnerships of $119,838. Payable to manager represents accrued management fees.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. The rents of the Properties, certain of which receive rental subsidy payments pursuant to subsidy agreements ("HAP Contracts"), are subject to specific laws, regulations and agreements with federal and state agencies. One Local Partnership's HAP Contract, which covers certain rental units, is scheduled to expire in 1998 after being extended for one year. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, the Local General Partners are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the nine months ended September 30, 1997, revenue from operations of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. All of the Local Partnerships have achieved full operational status and are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and any required deferral of property management fees.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost which includes capital contributions payable, and is adjusted for Registrant's share of the Local Partnership's results of operations and by any cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Any equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in each such Local Partnership. As a result, the reported equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. As of December 30, 1997, no investment in any Local Partnership has reached a zero balance.

                                              AMERICAN TAX CREDIT TRUST,
                                         a Delaware statutory business trust
                                                       Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Three Months Ended December 30, 1997

For the three months ended December 30, 1997, Registrant had a net loss of approximately $255,000, which included an equity in loss of investment in Local Partnerships of approximately $228,000 for the three months ended September 30, 1997. Registrant's loss from operations for the three months ended December 30, 1997 of approximately $27,000 was attributable to interest revenue of approximately $35,000, exceeded by operating expenses of approximately $58,000 and amortization of organization costs of approximately $4,000.

The Local Partnerships' net loss of approximately $230,000 for the three months ended September 30, 1997 was attributable to rental and other revenue of approximately $940,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $835,000 and approximately $335,000 of depreciation and amortization expenses.

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

Nine Months Ended December 30, 1997

For the nine months ended December 30, 1997, Registrant had a net loss of approximately $723,000, which included an equity in loss of investment in Local Partnerships of approximately $643,000 for the nine months ended September 30, 1997. Registrant's loss from operations for the nine months ended December 30, 1997 of approximately $80,000 was attributable to interest revenue of approximately $106,000, exceeded by operating expenses of approximately $175,000 and amortization of organization costs of approximately $11,000.

The Local Partnerships' net loss of approximately $649,000 for the nine months ended September 30, 1997 was attributable to rental and other revenue of approximately $2,833,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $2,473,000 and approximately $1,009,000 of depreciation and amortization expenses.

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

Three and Nine Month Periods Ended December 30, 1997 v.
Three and Nine Month Periods Ended December 30, 1996

Registrant's operations for the three months ended December 30, 1997 resulted in a net loss of approximately $255,000 as compared to a net loss of approximately $324,000 for the three months ended December 30, 1996. The decrease in net loss is primarily attributed to a decrease in equity in loss of investment in Local Partnerships of approximately $73,000, which is primarily the result of a decrease in real estate taxes of certain Local Partnerships including refunds of prior years' taxes.

Registrant's operations for the nine months ended December 30, 1997 resulted in a net loss of approximately $723,000 as compared to a net loss of approximately $773,000 for the nine months ended December 30, 1996. The decrease in net loss is primarily attributed to a decrease in equity in loss of investment in Local Partnerships of approximately $66,000, which is primarily the result of a decrease in real estate taxes of certain Local Partnerships including refunds of prior years' taxes, offset by a decrease in Registrant's interest revenue of approximately $17,000.

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


                                                 AMERICAN TAX CREDIT TRUST,
                                            a Delaware statutory business trust,
                                                  Series I

                                            By:  Richman American Credit Corp.,
                                                  The Manager


Dated:    February  13, 1998               /s/  Richard Paul Richman
          -------------------                -------------------------
                                            Richard Paul Richman
                                            President, Chief Executive
                                            Officer and Director of the Manager


Dated:    February 13, 1998                /s/  Neal Ludeke
          -------------------               --------------------------
                                            Neal Ludeke
                                            Vice President and
                                            Treasurer of the Manager
                                           (Principal Financial and Accounting
                                            Officer of The Trust)