Form 10-K
period 1998-03-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 1998-06-29
CIK 897315

UNITED STATES
                                           SECURITIES AND EXCHANGE COMMISSION
                                                 Washington, D.C. 20549

                                                       FORM 10-K
                           (Mark One)
                      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 30, 1998

                                                           OR

                      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ____________

                                                         0-24600
                                                 (Commission File Number)

        American Tax Credit Trust, a Delaware statutory business trust
                                   Series I
     (Exact name of registrant as specified in its governing instruments)

                        Delaware                            06-6385350
(State or other jurisdiction of organization)(I.R.S.Employer Identification No.)

Richman American Credit Corp.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                                 06830
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (203) 869-0900
                                                                 --------------

Securities registered pursuant to Section 12(b) of the Act:

         None                                          None
(Title of each Class)                (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                    Units of Beneficial Ownership Interest
--------------------------------------------------------------------------------
                              (Title of Class)

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

                                   PART I

Item 1.  Business

Formation

American Tax Credit Trust, a Delaware statutory business trust (the "Trust"), was formed on February 4, 1993 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit established by Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. The Trust considers its activity to constitute a single industry segment.

Richman American Credit Corp. (the "Manager"), a Delaware corporation, was formed on April 5, 1993, under Chapter 1, Title 8 of the Delaware Code, to act as the manager of the Trust. The Manager is wholly-owned by Richard Paul Richman and is an affiliate of The Richman Group, Inc. ("Richman Group"), a Delaware corporation founded by Richard Paul Richman in 1988.

The Amendment No. 4 to the Registration Statement on Form S-11 was filed with the Securities and Exchange Commission (the "Commission") on August 25, 1993 pursuant to the Securities Act of 1933 under Registration Statement No. 33-58032 and was declared effective on August 26, 1993. Reference is made to the prospectus dated September 7, 1993, as supplemented by Supplement No. 1, Supplement No. 2, Supplement No. 3 and Supplement No. 4 dated September 7, 1993, November 16, 1993, November 23, 1994 and December 28, 1994, respectively, filed with the Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 (the "Prospectus"). Pursuant to Rule 12b-23 of the Commission's General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the description of Registrant's business set forth under the heading "Investment Objectives and Policies" at pages 30 through 48 of the Prospectus is incorporated herein by reference.

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

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget
Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act and Taxpayer Relief Act of 1997 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay Federal income tax. However, the owners of Registrant who are subject to Federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the owners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

Item 2.  Properties

The executive offices of Registrant and the Manager are located at 599 West Putnam Avenue, 3rd floor, Greenwich, Connecticut 06830. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the Manager.

Registrant's primary objective is to provide Low-income Tax Credits to Beneficial Owners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit
Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 1997, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

Certain of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of subsidies on page 4). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. In October 1997, Congress passed the Multifamily Assisted Housing and Reform and Affordability Act whereby the United States Department of Housing and Urban Development ("HUD") has been given authority to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1998, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. HUD has additional programs which, in general, provide for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. One Local Partnership's Section 8 contract, which covers certain rental units, is scheduled to expire in September 1998.

Registrant owns a 98.9%-99% limited partnership interest ("Local Partnership Interest") in ten Local Partnerships reflected on the following page.

Item 2.  Properties (continued)

                                                             Capital contribution
                                                                  obligation
                                                        ------------------------------       Mortgage
   Name of Local Partnership                 Number       Total as of   Paid through    loans payable as of      Subsidy
   Name of apartment complex                of rental       March 30,     March 30,        December 31,          (see
   Apartment complex location                 units           1998          1998               1997             footnotes)
   -----------------------------           -----------  -------------  --------------   ------------------     ------------

   ACP Housing Associates, L.P.
   ACP Housing Apartments
   New York, New York                            28      $    737,222   $    737,222         $  1,507,629             (1b)

   Creative Choice Homes VII, Ltd.
   Coral Gardens Apartments
   Homestead, Florida                            91         2,382,812      2,382,812            2,155,841             (1a)

   Edgewood Manor Associates, L.P.
   Edgewood Manor Apartments
   Philadelphia, Pennsylvania                    49         1,963,799      1,963,799            1,858,934             (1b)

   Ledge / McLaren Limited Partnership
   Ledge / McLaren Apartments
   Nashua, New Hampshire                          8           343,079        343,079              460,811             (1b)

   Penn Apartment Associates
   Penn Apartments
   Chester, Pennsylvania                         15           852,180        852,180              963,000             (1b)

   SB-92 Limited Partnership
   Shaker Boulevard Apartments
   Cleveland, Ohio                               73           795,255        795,255            2,102,720             (1b)

   St. Christopher's Associates, L.P. V
   Lehigh Park Apartments
   Philadelphia, Pennsylvania                    29         2,075,785      1,998,985            2,180,000             (1b)

   St. John Housing Associates, L.P.
   St. John Homes
   Gary, Indiana                                144         3,546,861      3,546,861            4,564,538         (1a & c)

   Starved Rock - LaSalle Manor
      Limited Partnership
   LaSalle Manor
   LaSalle, Illinois                             48           634,327        327,894            2,098,314             (1a)

   Vision Limited Dividend Housing
      Association Limited Partnership
   Helen Odean Butler Apartments
   Detroit, Michigan                             97         1,429,721      1,139,904            5,464,930             (1b)
                                                          -----------    -----------          -----------

                                                          $14,761,041    $14,087,991          $23,356,717
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

           (c) One of the Local Partnership's Section 8 contracts, which covers certain rental units, is scheduled to expire in September 1998.

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

                                  PART II

Item 5.  Market for Registrant's Common Equity
         and Related Security Holder Matters

Market Information and Holders

There is no established public trading market for Registrant's Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of Beneficial Owners of Units as of May 21, 1998 was 979, holding 18,654 Units.

Merrill Lynch and PaineWebber follow internal guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. Pursuant to such guidelines, estimated values reported on Merrill Lynch and PaineWebber client account statements (such as Registrant's Units) are separately provided to Merrill Lynch and PaineWebber by independent valuation services. These estimated values are based on financial and other information available to the independent services (1) on the prior August 15th for reporting on December year-end and subsequent client account statements through the following May month-end client account statements and (2) on the prior March 31st for reporting on June through November month-end client account statements of the same year. Merrill Lynch and PaineWebber clients may contact their respective financial consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. In addition, Registrant may provide an estimate of value to Unit holders from time to time in Registrant's reports to Beneficial Owners. The estimated values provided by the independent services and Registrant, which may differ, are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize such estimated values upon the liquidation of Registrant's assets over its remaining life.

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties which are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant annual cash distributions to its owners. There were no cash distributions to the owners during the years ended March 30, 1998 and 1997.

Low-income Tax Credits, which are subject to various limitations, may be used by Beneficial Owners to offset Federal income tax liabilities. The Low-income Tax Credits per Unit for each of the three closings, generated by Registrant and allocated to the Beneficial Owners for the tax years ended December 31, 1997 and 1996 and the cumulative Low-income Tax Credits allocated from inception through December 31, 1997 are as follows:

                                                    First closing           Second closing          Third closing
                                                  November 29, 1993        January 28, 1994          May 25, 1994
                                                  -----------------        ----------------         -------------
Low-income Tax Credits:
----------------------
Tax year ended December 31, 1997                       $  138.81              $  138.81                $  138.81
Tax year ended December 31, 1996                          134.10                 134.10                   134.10

Cumulative totals                                      $  421.14              $  418.96                $  406.44

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

                                                                                                     November 29, 1993
                                                       Years Ended March 30,                         (Commencement of
                              ------------------------------------------------------------------       Operations) to
                                   1998              1997             1996             1995            March 30, 1994
                              -------------     -------------    -------------    --------------     -----------------
  Interest revenue            $     141,902      $    156,201    $     268,044    $     250,570         $     5,148
                              =============     =============    =============    =============         ===========

  Equity in loss of
    investment in local
    partnerships              $  (1,023,224)    $  (1,070,651)   $    (590,457)   $    (391,691)        $   (42,427)
                              =============     =============    =============    =============         ===========


  Net loss                    $  (1,119,287)    $  (1,170,580)   $    (590,132)   $    (387,896)        $  (161,847)
                              =============     =============    =============    =============         ===========

  Net loss per unit of
   beneficial ownership
   interest *                 $      (59.40)    $      (62.12)   $      (31.32)   $      (21.52)        $    (14.66)
                              =============     =============    =============    =============         ===========


* Net loss per unit of beneficial ownership interest was based upon 18,654 Units for the years ended March 30, 1998, 1997 and 1996 and upon a weighted average number of Units of 17,843 and 10,935 for the year ended March 30, 1995 and for the period ended March 30, 1994, respectively.

                                                                   As of March 30,
                              ------------------------------------------------------------------------------------
                                    1998             1997             1996             1995               1994
                              --------------    -------------    -------------    -------------      -------------

  Total assets                 $  14,089,314    $  15,071,351    $  17,438,812    $  19,721,810      $   5,427,860
                               =============    =============    =============    =============      =============


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

Capital Resources and Liquidity

Registrant admitted beneficial owners (the "Beneficial Owners") in three closings with aggregate Beneficial Owners' capital contributions of $18,654,000. In connection with the offering of the sale of units of beneficial ownership, Registrant incurred organization and offering costs of approximately $2,331,000 and established a working capital reserve of approximately $1,287,000. The remaining net proceeds of approximately $15,036,000 (the "Net Proceeds") were available to be applied to the acquisition of limited partnership interests in local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit under Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). Any adjustments to the capital contributions made by Registrant to the Local Partnerships under the terms of the Local Partnerships' partnership agreements have resulted in an adjustment to Registrant's working capital reserve. Registrant has utilized the Net Proceeds, after making any necessary adjustments, in acquiring an interest in ten Local Partnerships. Restricted cash in the balance sheet as of March 30, 1998 represents outstanding capital contributions payable to Local Partnerships and accrued interest on an outstanding capital contribution. The outstanding capital contributions are payable in installments upon each Local Partnership's satisfaction of specified conditions related to operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 30, 1998, Registrant has unrestricted cash and cash equivalents and investments in bonds totaling $1,836,830, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 1998, Registrant's investments in bonds represent corporate bonds of $999,656 with various maturity dates ranging from 2003 to 2016. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 1998, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and investments in bonds. Cash and cash equivalents and investments in bonds available-for-sale increased, in the aggregate, by approximately $172,000 during the year ended March 30, 1998 (which included a net unrealized gain on investments in bonds of approximately $70,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

During the year ended March 30, 1998, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 1997 of $1,023,224 and cash distributions received from Local Partnerships of $124,338. Payable to manager in the accompanying balance sheet as of March 30, 1998 represents accrued management fees.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost which includes capital contributions payable, and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. As of March 30, 1998, no investment in any Local Partnership has reached a zero balance.

Registrant's operations for the years ended March 30, 1998, 1997 and 1996 resulted in net losses of $1,119,287, $1,170,580 and $590,132, respectively. The operations of Registrant and the Local Partnerships were consistent between 1997 and 1998. The increase in net loss from 1996 to 1997 is primarily attributable to an increase in equity in loss of investment in Local Partnerships of approximately $480,000 as a result of certain Local Partnerships, which were previously in rent-up, having achieved full operations and a decrease in interest revenue of Registrant of approximately $112,000 as a result of Registrant's utilization of Net Proceeds for making capital contributions to Local Partnerships in 1996.

The Local Partnerships' net loss of approximately $1,032,000 for the year ended December 31, 1997 includes depreciation and amortization expense of approximately $1,439,000 and interest on non-mandatory debt of approximately $309,000, and does not include principal payments on permanent mortgages and construction loans of approximately $330,000. The Local Partnerships' net loss of approximately $1,082,000 for the year ended December 31, 1996 includes depreciation and amortization expense of approximately $1,337,000 and interest on non-mandatory debt of approximately $266,000, and does not include principal payments on permanent mortgages and construction loans of approximately $786,000. The Local Partnerships' net loss of approximately $657,000 for the year ended December 31, 1995 includes depreciation and amortization expense of approximately $910,000 and interest on non-mandatory debt of approximately $105,000, and does not include principal payments on permanent mortgages and construction loans of approximately $90,000. The results of operations of the Local Partnerships for the year ended December 31, 1997 are not necessarily indicative of the results that may be expected in future periods.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Local Partnership Matters

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. The rents of the Properties, certain of which receive rental subsidy payments pursuant to subsidy agreements ("HAP Contracts"), are subject to specific laws, regulations and agreements with federal and state agencies. One Local Partnership's HAP Contract, which covers certain rental units, is scheduled to expire in September 1998. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of a local partnership (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the year ended December 31, 1997, revenue from operations of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. All of the Local Partnerships have achieved full operational status and are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and any required deferral of property management fees.

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations during its period of ownership of the Local Partnership Interests.

Adoption of Accounting Standard

Registrant has adopted Statement of Financial Accounting Standard ("SFAS")
No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 establishes standards for computing and presenting earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of the pertinent rights and privileges of the various securities outstanding. The adoption of SFAS Nos. 128 and 129 has not materially impacted Registrant's reported earnings, financial condition, cash flows or presentation of the financial statements.

Accounting Standard not yet Adopted

On March 31, 1998, Registrant adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The adoption of SFAS No. 130 is not expected to have a material impact on Registrant's financial position and results of operations.

                        AMERICAN TAX CREDIT TRUST,
                    a Delaware statutory business trust
                                 Series I


Item 8.  Financial Statements and Supplementary Data


                            Table of Contents

Independent Auditors' Report

Balance Sheets as of March 30, 1998 and 1997

Statements of Operations for the years ended March 30, 1998, 1997 and 1996

Statements of Changes in Owners' Equity (Deficit) for the years ended March 30, 1998, 1997 and 1996

Statements of Cash Flows for the years ended March 30, 1998, 1997 and 1996

Notes to Financial Statements as of March 30, 1998, 1997 and 1996



No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                          Independent Auditors' Report



To the Manager and Beneficial Owners
American Tax Credit Trust,
a Delaware statutory business trust Series I

         We have audited the accompanying balance sheets of American Tax Credit Trust, a Delaware statutory business trust Series I as of March 30, 1998 and 1997, and the related statements of operations, changes in owners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 1998. These financial statements are the responsibility of the trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Trust, a Delaware statutory business trust Series I as of March 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 1998, in conformity with generally accepted accounting principles.



/s/ Reznick Fedder & Silverman

Bethesda, Maryland
May 11, 1998

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                                 BALANCE SHEETS
                             MARCH 30, 1998 AND 1997



                                                                              Notes            1998                 1997
                                                                              -----        -------------        ------------

ASSETS

Cash and cash equivalents                                                      3,9          $    837,174        $    830,290
Restricted cash                                                               3,5,9              711,505             705,938
Investments in bonds available-for-sale                                        4,9               999,656             834,697
Investment in local partnerships                                               5,8            11,515,253          12,662,815
Interest receivable                                                             9                 15,726              12,611
Organization costs (less accumulated amortization of
  $65,000 and $50,000)                                                          2                 10,000              25,000
                                                                                            ------------        ------------

                                                                                            $ 14,089,314        $ 15,071,351
                                                                                            ============        ============

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                                                     $     22,500        $     29,961
  Payable to manager                                                           6,8               381,682             312,863
  Capital contributions payable                                                5,9               673,050             673,050
  Interest payable                                                             5,9
                                                                                                  38,455              32,888
                                                                                            ------------        ------------

                                                                                               1,115,687           1,048,762
                                                                                            ------------        ------------

Commitments and contingencies                                                  5,8

Owners' equity (deficit)                                                       2,4

   Manager                                                                                       (34,197)            (23,004)
   Beneficial owners (18,654 units of beneficial ownership interest
     outstanding)                                                                             13,002,736          14,110,830
   Unrealized gain (loss) on investments in bonds available-for-sale, net                          5,088             (65,237)
                                                                                            ------------        ------------

                                                                                              12,973,627          14,022,589
                                                                                            ------------        ------------

                                                                                            $ 14,089,314        $ 15,071,351
                                                                                            ============        ============






                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 30, 1998, 1997 AND 1996



                                                    Notes              1998                 1997                 1996
                                                    -----          -----------         ------------         ------------
REVENUE

Interest                                                           $   141,902          $   156,201         $    268,044
                                                                   -----------          -----------         ------------

TOTAL REVENUE                                                          141,902              156,201              268,044
                                                                   -----------          -----------         ------------


EXPENSES

Management fee                                       6,8               193,819              194,348              195,490
Professional fees                                                       16,477               30,566               30,907
Printing, postage and other                                             12,669               16,216               26,322
Amortization                                                            15,000               15,000               15,000
                                                                   -----------          -----------         ------------

TOTAL EXPENSES                                                         237,965              256,130              267,719
                                                                   -----------          -----------         ------------

Income (loss) from operations                                          (96,063)             (99,929)                 325

Equity in loss of investment in local
    partnerships                                      5             (1,023,224)          (1,070,651)            (590,457)
                                                                   -----------          -----------         ------------

NET LOSS                                                           $(1,119,287)         $(1,170,580)        $   (590,132)
                                                                   ===========          ===========         ============


NET LOSS ATTRIBUTABLE TO                              2

    Manager                                                        $   (11,193)         $   (11,706)        $     (5,901)
    Beneficial owners                                               (1,108,094)          (1,158,874)            (584,231)
                                                                   -----------          -----------         ------------

                                                                   $(1,119,287)         $(1,170,580)        $   (590,132)
                                                                   ===========          ===========         ============


NET LOSS per unit of beneficial ownership
    interest (18,654 units of beneficial
    ownership interest)                                            $    (59.40)         $    (62.12)        $     (31.32)
                                                                   ============         ============        ============






                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                STATEMENTS OF CHANGES IN OWNERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 30, 1998, 1997 AND 1996


                                                                                        Unrealized Gain
                                                                                           (Loss) on
                                                                                        Investments in
                                                                                             Bonds
                                                                       Beneficial      Available-For-Sale,
                                                      Manager            Owners                Net                 Total
                                                   ------------     ---------------   --------------------    ---------------
Owners' equity (deficit), March 30, 1995           $    (5,397)       $ 15,853,935     $           403          $ 15,848,941

Net loss                                                (5,901)           (584,231)                                 (590,132)

Unrealized loss on investments in bonds
   available-for-sale, net                                                                     (44,816)              (44,816)
                                                   ------------       ------------     ---------------          ------------

Owners' equity (deficit), March 30, 1996               (11,298)         15,269,704             (44,413)           15,213,993

Net loss                                               (11,706)         (1,158,874)                               (1,170,580)

Unrealized loss on investments in bonds
   available-for-sale, net                                                                     (20,824)              (20,824)
                                                  ------------        ------------     ---------------          ------------

Owners' equity (deficit), March 30, 1997               (23,004)         14,110,830             (65,237)           14,022,589

Net loss                                               (11,193)         (1,108,094)                               (1,119,287)

Unrealized gain on investments in bonds
   available-for-sale, net                                                                      70,325                70,325
                                                  ------------        ------------     ---------------          ------------

Owners' equity (deficit), March 30, 1998           $   (34,197)       $ 13,002,736     $         5,088          $ 12,973,627
                                                   ===========        ============     ===============          ============

















                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 30, 1998, 1997 AND 1996


                                                                        1998                 1997                  1996
                                                                   -------------       --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                  $     148,210        $     165,368         $     270,380
Cash paid for
    management fee                                                      (125,000)             (75,000)             (100,000)
    professional fees                                                    (23,777)             (30,016)              (22,158)
    printing, postage and other expenses                                 (12,830)             (17,853)              (24,023)
                                                                   -------------        -------------        --------------

Net cash provided by (used in) operating activities                      (13,397)              42,499               124,199
                                                                   -------------        -------------        --------------


CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                               124,338                                      3,000
Investments in bonds (includes $282 of accrued interest
     in 1998)                                                            (98,490)                                  (903,445)
Transfer from (to) restricted cash                                        (5,567)           1,294,318             3,188,564
Investments in and acquisition of local partnership interests                              (1,075,535)           (3,165,219)
Maturity/redemption of bonds                                                                                      1,131,000
                                                                   -------------        -------------        --------------

Net cash provided by investing activities                                 20,281              218,783               253,900
                                                                   -------------        -------------        --------------

Net increase in cash and cash equivalents                                  6,884              261,282               378,099

Cash and cash equivalents at beginning of year                           830,290              569,008               190,909
                                                                   -------------        -------------        --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $     837,174        $     830,290        $      569,008
                                                                   =============        =============        ==============


SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds
    available-for-sale, net                                        $      70,325        $     (20,824)       $      (44,816)
                                                                   =============        =============        ==============

Increase (decrease) in capital contributions payable, net                               $    (224,298)       $      539,027
                                                                                        =============        ==============

------------------------------------------------------------------------------------------------------------------------------------
See reconciliation of net loss to net cash provided by (used in) operating activities on page 16.









                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                     STATEMENTS OF CASH FLOWS - (Continued)
                    YEARS ENDED MARCH 30, 1998, 1997 AND 1996


                                                                      1998                   1997                   1996
                                                                --------------         -------------          -------------
RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net loss                                                         $ (1,119,287)          $ (1,170,580)          $   (590,132)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

  Equity in loss of investment in local partnerships                1,023,224              1,070,651                590,457
  Amortization of organization costs                                   15,000                 15,000                 15,000
  Amortization of net premium on investments in bonds                   3,574                  3,511
  Accretion of zero coupon bonds                                                                                    (12,285)
  Decrease (increase) in interest receivable                           (2,833)                   141                (12,752)
  Increase (decrease) in accounts payable and accrued
     expenses                                                          (7,461)                (1,087)                11,048
  Increase in payable to manager                                       68,819                119,348                 95,490
  Increase in interest payable                                          5,567                  5,515                 27,373
                                                                -------------          -------------           ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                                $     (13,397)         $      42,499           $    124,199
                                                                =============          =============           ============




















                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 30, 1998, 1997 AND 1996


1.   Organization, Purpose and Summary of Significant Accounting Policies

     American Tax Credit Trust, a Delaware statutory business trust (the "Trust") was formed on February 4, 1993 under Chapter 38 of Title 12 of the Delaware Code. There was no operating activity until admission of the beneficial owners on November 29, 1993. The Trust was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit established by Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Richman American Credit Corp. (the "Manager") was formed on April 5, 1993 to act as the manager of the Trust.

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

     The Trust accounts for its investment in Local Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost which includes capital contributions payable, and is adjusted for the Trust's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to the Trust is recognized to the extent of the Trust's investment balance in each Local Partnership. Equity in loss in excess of the Trust's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. Previously unrecognized equity in loss of any Local Partnership is recognized in the fiscal year in which equity in income is earned by such Local Partnership. Distributions received subsequent to the elimination of an investment balance for any such investment in a Local Partnership are recorded as other income from Local Partnerships.

     The Partnership regularly assesses its investments in Local Partnerships for the existence of impairment. If an investment in a Local Partnership is considered to be permanently impaired, the Partnership reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investments in Local Partnerships.

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

     Adoption of Accounting Standard

     The Trust has adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 establishes standards for computing and presenting earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of the pertinent rights and privileges of the various securities outstanding. The adoption of SFAS Nos. 128 and 129 has not materially impacted the Trust's reported earnings, financial condition, cash flows or presentation of the financial statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1998, 1997 AND 1996


1.   Organization, Purpose and Summary of Significant Accounting
     Policies (continued)

     Accounting Standard not yet Adopted

     On March 31, 1998, the Trust adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The adoption of SFAS No. 130 is not expected to have a material impact on the Trust's financial position and results of operations.

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

     Investments in Bonds Available-For-Sale

     Investments in bonds classified as available-for-sale represent investments that the Trust intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell an investment classified as available-for-sale would be based on various factors, including significant movements in interest rates and liquidity needs. Investments in bonds available-for-sale are carried at estimated fair value and unrealized gains or losses are reported as a separate component of owners' equity (deficit).

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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1998, 1997 AND 1996


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

2.   Capital Contributions

     On September 13, 1993, the Trust commenced the offering of Units through Merrill Lynch, Pierce, Fenner & Smith Incorporated and PaineWebber Incorporated (the "Selling Agents"). On November 29, 1983, January 28, 1994 and May 25, 1994, under the terms of the Fourth Amended and Restated Agreement of Trust of the Trust (the "Trust Agreement"), the Manager admitted Beneficial Owners to the Trust in three closings. At these closings, subscriptions for a total of 18,654 Units representing $18,654,000 in Beneficial Owners' capital contributions were accepted. In connection with the offering of Units, the Trust incurred organization and offering costs of $2,330,819, of which $75,000 was capitalized as organization costs and $2,255,819 was charged to the Beneficial Owners' equity as syndication costs. The Trust received a capital contribution of $100 from the Manager.

     Net loss is allocated 99% to the Beneficial Owners and 1% to the Manager in accordance with the Trust Agreement.

3.   Cash and Cash Equivalents and Restricted Cash

     As of March 30, 1998, the Trust has cash and cash equivalents and restricted cash in the aggregate of $1,548,679 which are deposited in interest-bearing accounts with an institution which is not insured by the Federal Deposit Insurance Corporation.

4.   Investments in Bonds Available-For-Sale

     The Trust carries its investments in bonds as available-for-sale because such investments are used to facilitate and provide flexibility for the Trust's obligations, including resolving circumstances which may arise in connection with the Local Partnerships. Investments in bonds available-for-sale are reflected in the accompanying balance sheets at estimated fair value.

     As of March 30, 1998, certain information concerning investments in bonds available-for-sale is as follows:

                                                                        Gross             Gross
                                                    Amortized         unrealized        unrealized         Estimated
      Description and maturity                         cost             gains             losses          fair value
      ------------------------                     -----------     --------------    --------------      -------------
      Corporate debt securities
        After five years through ten years          $  619,702      $      6,564       $    (1,639)        $  624,627
        After ten years                                374,866             1,446            (1,283)           375,029
                                                    ----------      ------------       -----------         ----------

                                                    $  994,568      $      8,010       $    (2,922)        $  999,656
                                                    ==========      ============       ===========         ==========

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1998, 1997 AND 1996


4.   Investments in Bonds Available-For-Sale (continued)

     As of March 30, 1997, certain information concerning investments in bonds available-for-sale is as follows:

                                                                        Gross             Gross
                                                    Amortized         unrealized        unrealized         Estimated
      Description and maturity                         cost             gains             losses          fair value
      ------------------------                    -------------    ---------------   --------------      -------------
      Corporate debt securities
        After five years through ten years          $  357,402     $         --       $    (23,507)        $  333,895
        After ten years                                542,532               --            (41,730)           500,802
                                                    ----------     --------------     ------------         ----------

                                                    $  899,934     $         --       $    (65,237)        $  834,697
                                                    ==========     ==============     =============        ==========

5.   Investment in Local Partnerships

     As of March 30, 1998, the Trust owns a 98.9%-99% limited partnership interest in the following Local Partnerships:

         1.   ACP Housing Associates, L.P.;
         2.   Creative Choice Homes VII, Ltd.;
         3.   Edgewood Manor Associates, L.P.;
         4.   Ledge / McLaren Limited Partnership;
         5.   Penn Apartment Associates;
         6.   SB-92 Limited Partnership;
         7.   St. Christopher's Associates, L.P. V *;
         8.   St. John Housing Associates, L.P.;
         9.   Starved Rock - LaSalle Manor Limited Partnership; and
        10.   Vision Limited Dividend Housing Association Limited Partnership.

           * An affiliate of the Manager provides property management services to the Local Partnership.

     The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Trust has committed to make capital contribution payments in the aggregate amount of $14,761,041, of which the Trust has paid $14,087,991 and $673,050 are outstanding. Restricted cash in the accompanying balance sheet as of March 30, 1998 represents such outstanding capital contributions along with accrued interest of $38,455 on an outstanding capital contribution. The outstanding capital contributions are payable in installments upon each Local Partnership's satisfaction of specified conditions related to operations. As of December 31, 1997, the Local Partnerships have outstanding mortgage loans payable totaling approximately $23,357,000 and accrued interest payable on such loans totaling approximately $762,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     The combined balance sheets of the Local Partnerships as of December 31, 1997 and 1996 and the combined statements of operations of the Local Partnerships for the years ended December 31, 1997, 1996 and 1995 are reflected on pages 21 and 22, respectively.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1998, 1997 AND 1996

5.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of December 31, 1997 and 1996 are as follows:

                                                                                            1997                  1996
                                                                                       -------------        --------------
      ASSETS

      Cash and other investments                                                       $    431,906          $    515,352
      Rents receivable                                                                       58,175                47,816
      Capital contributions receivable                                                      673,050             1,073,050
      Escrow deposits and reserves                                                        1,527,756             1,151,896
      Land                                                                                1,267,153             1,267,153
      Buildings and improvements (net of accumulated depreciation of $4,163,615
        and $2,760,074)                                                                  32,771,397            34,109,040
      Intangible assets (net of accumulated amortization of $106,629 and $71,151)           388,011               412,240
      Other                                                                                 232,920               243,968
                                                                                       ------------          ------------

                                                                                       $ 37,350,368          $ 38,820,515
                                                                                       ============          ============

      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

      Liabilities

        Accounts payable and accrued expenses                                          $    377,440          $    372,568
        Due to related parties                                                            1,135,319             1,343,366
        Mortgage and construction loans                                                  23,356,717            23,410,498
        Notes payable                                                                       100,000               100,000
        Accrued interest                                                                    761,838               556,684
        Other                                                                               138,975               338,544
                                                                                       ------------          ------------

                                                                                         25,870,289            26,121,660
                                                                                       ------------          ------------
      Partners' equity (deficit)

        American Tax Credit Trust, Series I
           Capital contributions, net of distributions (includes receivable of
             $673,050 and $1,073,050)                                                    14,638,203            14,758,041
           Cumulative loss                                                               (3,118,450)           (2,095,226)
                                                                                       ------------          ------------

                                                                                         11,519,753            12,662,815
                                                                                       ------------          ------------
        General partners and other limited partners
           Capital contributions, net of distributions                                      217,360               284,686
           Cumulative loss                                                                 (257,034)             (248,646)
                                                                                       ------------          ------------

                                                                                            (39,674)               36,040
                                                                                       ------------          ------------

                                                                                         11,480,079            12,698,855
                                                                                       ------------          ------------

                                                                                       $ 37,350,368          $ 38,820,515
                                                                                       ============          ============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1998, 1997 AND 1996


5.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                        1997                  1996                 1995
                                                                    ------------         ------------         ------------
      REVENUE

      Rental                                                         $ 3,730,675          $ 3,500,347          $ 2,442,752
      Interest and other                                                 142,800              104,402              142,948
                                                                     -----------          -----------          -----------

      TOTAL REVENUE                                                    3,873,475            3,604,749            2,585,700
                                                                     -----------          -----------          -----------


      EXPENSES

      Administrative                                                     695,834              677,879              473,763
      Utilities                                                          477,870              427,767              286,883
      Operating, maintenance and other                                   814,082              800,537              449,429
      Taxes and insurance                                                472,030              499,944              364,767
      Interest (including amortization of $35,478, $38,194
        and $20,194)                                                   1,041,730              981,169              777,920
      Depreciation                                                     1,403,541            1,299,076              889,849
                                                                     -----------          -----------          -----------

       TOTAL EXPENSES                                                  4,905,087            4,686,372            3,242,611
                                                                     -----------          -----------          -----------

      NET LOSS                                                       $(1,031,612)         $(1,081,623)         $  (656,911)
                                                                     ===========          ===========          ===========


       NET LOSS ATTRIBUTABLE TO

         American Tax Credit Trust, Series I                        $ (1,023,224)        $ (1,070,651)         $  (590,457)
         General partners and other limited partners, which
           includes specially allocated items of revenue
           (expense) to certain general partners of $2,094
           and ($60,294) in 1997 and 1995, respectively                   (8,388)             (10,972)             (66,454)
                                                                    ------------         ------------          -----------

                                                                    $ (1,031,612)        $ (1,081,623)         $  (656,911)
                                                                    ============         ============          ===========

                             AMERICAN TAX CREDIT TRUST,
                        a Delaware statutory business trust
                                      Series I
                     NOTES TO FINANCIAL STATEMENTS - (Continued)
                           MARCH 30, 1998, 1997 AND 1996


5.   Investment in Local Partnerships (continued)

     Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 1998 is as follows:

                                                                                    Cash
                                             Investment         Trust's         distributions      Investment
                                              in Local       equity in loss       received          in Local          Capital
                                             Partnership      for the year       during the        Partnership     contributions
                                             balance as          ended           year ended        balance as       payable as
                                            of March 30,      December 31,        March 30,       of March 30,     of March 30,
       Name of Local Partnership                1997             1997               1998               1998             1998
       -------------------------            -------------    --------------   ---------------    -------------    --------------
       ACP Housing Associates, L.P.         $    630,080     $    (77,863)      $     --          $    552,217    $     --

       Creative Choice Homes VII, Ltd.         2,184,706         (130,905)            --             2,053,801          --

       Edgewood Manor Associates, L.P.         1,496,535         (142,807)            --             1,353,728          --

       Ledge / McLaren Limited
        Partnership                              308,966           (3,414)            (1,500)          304,052          --

       Penn Apartment Associates                 548,314          (98,822)            --               449,492          --

       SB-92 Limited Partnership                 618,735          (39,203)            (6,000)          573,532          --

       St. Christopher's Associates,
        L.P. V                                 1,682,225         (130,168)            --             1,552,057          76,800

       St. John Housing Associates, L.P.       3,361,953         (167,276)          (116,838)        3,077,839          --

       Starved Rock - LaSalle Manor
        Limited Partnership                      548,805          (50,772)            --               498,033         306,433

       Vision Limited Dividend Housing
        Association Limited Partnership        1,282,496         (181,994)            --             1,100,502         289,817
                                            ------------     ------------       ------------      ------------    ------------

                                            $ 12,662,815     $ (1,023,224)      $   (124,338)     $ 11,515,253    $    673,050
                                            ============     ============       ============      ============    ============

                           AMERICAN TAX CREDIT TRUST,
                      a Delaware statutory business trust
                                    Series I
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                         MARCH 30, 1998, 1997 AND 1996


5.   Investment in Local Partnerships (continued)

     Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 1997 is as follows:

                                             Investment                           Trust's         Investment in
                                              in Local        Adjustments      equity in loss         Local           Capital
                                            Partnership        during the       for the year      Partnership     contributions
                                             balance as        year ended          ended           balance as       payable as
                                            of March 30,        March 30,       December 31,       of March 30,     of March 30,
       Name of Local Partnership                1996              1997              1996              1997            1997
       -------------------------            ------------   ---------------    ---------------    -------------   --------------
       ACP Housing Associates, L.P.         $    729,176      $   (14,115)     $    (84,981)      $    630,080    $     --

       Creative Choice Homes VII, Ltd.         2,321,934            --             (137,228)         2,184,706          --

       Edgewood Manor Associates, L.P.         1,650,217            --             (153,682)         1,496,535          --

       Ledge / McLaren Limited
        Partnership                              328,304            --              (19,338)           308,966          --

       Penn Apartment Associates                 642,439            --              (94,125)           548,314          --

       SB-92 Limited Partnership                 692,527            --              (73,792)           618,735          --

       St. Christopher's Associates,
        L.P. V                                 1,821,364            --             (139,139)         1,682,225          76,800

       St. John Housing Associates, L.P.       3,525,033            --             (163,080)         3,361,953          --

       Starved Rock - LaSalle Manor
        Limited Partnership                      604,901            --              (56,096)           548,805         306,433

       Vision Limited Dividend Housing
        Association Limited Partnership        1,641,869         (210,183)         (149,190)         1,282,496         289,817
                                           --------------     -----------      ------------       ------------    ------------

                                            $ 13,957,764      $  (224,298)     $ (1,070,651)      $ 12,662,815    $    673,050
                                            ============      ===========      ============       ============    ============

                            AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1998, 1997 AND 1996

5.   Investment in Local Partnerships (continued)

     Property information for each Local Partnership as of December 31, 1997 is as follows:

                                                Mortgage                          Buildings and        Accumulated
      Name of Local Partnership              loans payable          Land           improvements       depreciation
      -------------------------              -------------       -----------      --------------      --------------
      ACP Housing Associates, L.P.           $  1,507,629        $    14,000       $  2,505,364        $   (168,739)
      Creative Choice Homes VII, Ltd.           2,155,841            500,000          4,091,851            (298,999)
      Edgewood Manor Associates, L.P.           1,858,934             53,850          3,625,205            (563,695)
      Ledge / McLaren Limited
         Partnership                              460,811            123,673            677,680             (52,379)
      Penn Apartment Associates                   963,000             13,357          1,783,668            (196,290)
      SB-92 Limited Partnership                 2,102,720             73,000          2,983,158            (446,908)
      St. Christopher's
         Associates, L.P. V                     2,180,000             31,829          3,783,012            (498,638)
      St. John Housing
         Associates, L.P.                       4,564,538             74,800          8,271,928          (1,095,083)
      Starved Rock - LaSalle Manor
         Limited Partnership                    2,098,314            202,845          2,447,194            (260,078)
      Vision Limited Dividend Housing
         Association Limited Partnership        5,464,930            179,799          6,765,952            (582,806)
                                            --------------      ------------     --------------       -------------

                                             $ 23,356,717        $ 1,267,153       $ 36,935,012        $ (4,163,615)
                                             ============        ===========       ============        ============

     Property information for each Local Partnership as of December 31, 1996 is as follows:

                                              Mortgage and
                                              construction                        Buildings and        Accumulated
      Name of Local Partnership              loans payable          Land           improvements       depreciation
      -------------------------              -------------       -----------      --------------      --------------
      ACP Housing Associates, L.P.           $  1,511,174        $    14,000       $  2,505,364        $    (98,403)
      Creative Choice Homes VII, Ltd.           2,186,893            500,000          4,091,851            (173,917)
      Edgewood Manor Associates, L.P.           1,861,013             53,850          3,614,581            (431,502)
      Ledge / McLaren Limited
         Partnership                              462,678            123,673            677,680             (30,705)
      Penn Apartment Associates                   963,000             13,357          1,783,188            (148,623)
      SB-92 Limited Partnership                 2,129,343             73,000          2,968,572            (333,519)
      St. Christopher's
         Associates, L.P. V                     2,180,000             31,829          3,783,012            (361,088)
      St. John Housing
         Associates, L.P.                       4,646,393             74,800          8,271,928            (758,539)
      Starved Rock - LaSalle Manor
         Limited Partnership                    2,120,089            202,845          2,406,986            (196,586)
      Vision Limited Dividend Housing
         Association Limited Partnership        5,349,915            179,799          6,765,952            (227,192)
                                             ------------        -----------       ------------        ------------

                                             $ 23,410,498        $ 1,267,153       $ 36,869,114        $ (2,760,074)
                                             ============        ===========       ============        ============

                            AMERICAN TAX CREDIT TRUST,
                        a Delaware statutory business trust
                                     Series I
                    NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1998, 1997 AND 1996


5.   Investment in Local Partnerships (continued)

     The summary of property activity during the year ended December 31, 1997 is as follows:

                                                                 Net change during the
                                          Balance as of               year ended               Balance as of
                                           December 31,               December 31,              December 31,
                                               1996                      1997                       1997
                                        ------------------        -------------------          ---------------
      Land                                  $  1,267,153              $     --                   $  1,267,153
      Buildings and improvements              36,869,114                    65,898                 36,935,012
                                            ------------              ------------               ------------
                                              38,136,267                    65,898                 38,202,165

      Accumulated depreciation                (2,760,074)               (1,403,541)                (4,163,615)
                                            ------------              ------------               ------------
                                            $ 35,376,193              $ (1,337,643)              $ 34,038,550
                                            ============              ============               ============

6.   Transactions with Manager and Affiliates

     For the years ended March 30, 1998, 1997 and 1996, the Trust paid and/or incurred the following amounts to the Manager and/or affiliates in connection with services provided to the Trust:


                                                  1998                      1997                      1996
                                          ---------------------     ---------------------      ---------------------
                                            Paid       Incurred       Paid       Incurred        Paid       Incurred
                                          --------    ---------     --------    ---------      --------    ---------
          Management fee (see Note 8)     $125,000     $193,819     $ 75,000     $194,348      $100,000     $195,490

          Acquisition fees (see Note 1)       --           --           --           --          63,236       63,236

     For the years ended December 31, 1997, 1996 and 1995, the Local Partnerships paid and/or incurred the following amounts to the Manager and/or affiliates in connection with services provided to the Local
     Partnerships:

                                                  1997                      1996                       1995
                                         ----------------------     ----------------------     ----------------------
                                           Paid        Incurred       Paid        Incurred       Paid        Incurred
                                         --------     ---------     --------     ---------     --------     ---------
         Property management fees        $ 12,180      $ 12,180     $ 13,920     $ 13,920      $ 13,920     $ 13,920

         Insurance                          4,213        13,855        9,234       29,065        51,856       36,505

                             AMERICAN TAX CREDIT TRUST,
                        a Delaware statutory business trust
                                     Series I
                     NOTES TO FINANCIAL STATEMENTS - (Continued)
                           MARCH 30, 1998, 1997 AND 1996


7.   Taxable Loss

     A reconciliation of the financial statement net loss of the Trust for the years ended March 30, 1998, 1997 and 1996 to the tax return net loss for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                                          1998               1997               1996
                                                                    --------------     ---------------    ---------------
      Financial statement net loss for the years ended March 30,
        1998, 1997 and 1996                                          $ (1,119,287)      $ (1,170,580)       $   (590,132)

      Add (less) net transactions occurring between
        January 1, 1995 and March 30, 1995                                 --                  --                (13,144)
        January 1, 1996 and March 30, 1996                                 --                (16,987)             16,987
        January 1, 1997 and March 30, 1997                                (35,681)            35,681              --
        January 1, 1998 and March 30, 1998                                 15,851              --                 --
                                                                     ------------       ------------         -----------

      Adjusted financial statement net loss for the years ended
        December 31, 1997, 1996 and 1995                               (1,139,117)        (1,151,886)           (586,289)

      Adjustment to management fee pursuant to Internal Revenue
        Code Section 267                                                   94,348             94,348             131,367

      Differences arising from equity in loss of investment in
        Local Partnerships                                               (159,124)          (204,896)            (61,564)

      Other differences                                                       (15)            (1,212)               (168)
                                                                     ------------       ------------         -----------

      Tax return net loss for the years ended December 31, 1997,
        1996 and 1995                                                $ (1,203,908)      $ (1,263,646)        $  (516,654)
                                                                     ============       ============         ===========

     The differences between the equity in the investment in Local Partnerships for tax return and financial reporting purposes as of December 31, 1997 and 1996 are as follows:

                                                                         1997                  1996
                                                                   ---------------       ---------------
         Investment in Local Partnerships - financial reporting       $11,519,753           $12,662,815
         Investment in Local Partnerships - tax *                      10,399,413            11,301,599
                                                                     ------------          ------------

                                                                      $ 1,120,340           $ 1,361,216
                                                                     ============          ============

         * Capital contributions payable to Local Partnerships are not included in the investment balance for tax purposes.

     Payable to manager in the accompanying balance sheets represents accrued management fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

                             AMERICAN TAX CREDIT TRUST,
                        a Delaware statutory business trust
                                     Series I
                    NOTES TO FINANCIAL STATEMENTS - (Continued)
                           MARCH 30, 1998, 1997 AND 1996


8.   Commitments and Contingencies

     Pursuant to the Trust Agreement, the Trust is required to pay to the Manager an annual management fee ("Management Fee") for its services in connection with the management of the affairs of the Trust, subject to certain provisions of the Trust Agreement. The annual Management Fee is equal to 0.5% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties. The Trust incurred a Management Fee of $193,819, $194,348 and $195,490 for the years ended March 30, 1998, 1997 and 1996, respectively. Unpaid Management Fees in the amount of $381,682 and $312,863 are recorded as payable to manager in the accompanying balance sheets as of March 30, 1998 and 1997, respectively.

     The rents of the Properties, certain of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. In October 1997, Congress passed the Multifamily Assisted Housing and Reform and Affordability Act whereby the United States Department of Housing and Urban Development ("HUD") has been given authority to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1998, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. HUD has additional programs which, in general, provide for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured. The Trust cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. One Local Partnership's
     Section 8 contract, which covers certain rental units, is scheduled to expire in September 1998.

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

     The carrying amounts approximate fair value.

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

     The estimated fair value of the Trust's financial instruments as of March 30, 1998 and 1997 are disclosed elsewhere in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Registrant has no officers or directors. The Manager manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The executive officers and directors of the Manager are:

                        Served in present
Name                    capacity since 1           Position held
----                    --------------             -------------
Richard Paul Richman    May 10, 1993               President and Director
Stephen B. Smith        May 10, 1993               Executive Vice President
David A. Salzman        May 10, 1993               Vice President and Secretary
Eric P. Richelson       May 10, 1993               Vice President
Neal Ludeke             May 10, 1993               Vice President and Treasurer

--------------------------------------------------------------------------------
1 Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.

Richard Paul Richman, age 50, is the sole Director and President of the Manager. Mr. Richman is the President and sole stockholder of Richman Group. Mr. Richman is involved in the syndication and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of the Manager and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of the Manager and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credit Properties Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties L.P., a director of Richman Tax Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties II L.P. and a director of Richman Housing Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties III L.P.

Stephen B. Smith, age 54, is the Executive Vice President of the Manager. Mr. Smith is responsible for marketing and investment program development for Richman Group. From 1989 until joining Richman Group in 1993, Mr. Smith was an independent advisor to developers, lenders and institutional investors on matters related to real estate investments.

David A. Salzman, age 37, is a Vice President and the Secretary of the Manager. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication as a Vice President of acquisitions of Richman Group.

Eric P. Richelson, age 46, is a Vice President of the Manager. Mr. Richelson is President of Wilder Richman Management Corporation, a property management company affiliated with the Manager. In addition, Mr. Richelson is a Vice President of Richman Asset Management, LLC ("RAM"), an affiliate of the Manager. Mr. Richelson's responsibilities in connection with RAM include advisory services provided to a small business investment company.

Neal Ludeke, age 40, is a Vice President and the Treasurer of the Manager. Mr. Ludeke, a Vice President and the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of RAM. Mr. Ludeke's responsibilities in connection with RAM include advisory services provided to a small business investment company and various partnership management functions.

Item 11.  Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of the Manager any remuneration. During the year ended March 30, 1998, the Manager did not pay any remuneration to any of its officers or its director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of May 21, 1998, no person or entity was known by Registrant to be the Beneficial Owner of more than five percent of the Units. The Manager is wholly-owned by Richard Paul Richman.

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

Transactions with Manager and Affiliates

The tax losses and Low-income Tax Credits generated by Registrant during the year ended December 31, 1997 allocated to the Manager were $12,039 and $26,155, respectively.

Indebtedness of Management

No officer or director of the Manager or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 1998.

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

                                                                                  Incorporated by
                                    Exhibit                                         Reference to
       10.11      First Amendment to Penn Apartment Associates       Exhibit 10.8 to Form 10-K Report
                  Amended and Restated Agreement of Limited          dated March 30, 1994
                  Partnership                                        (File No. 33-58032)
       10.12      Second Amendment to Penn Apartment Associates      Exhibit 10.9 to Form 10-K Report
                  Amended and Restated Agreement of Limited          dated March 30, 1994
                  Partnership                                        (File No. 33-58032)
       10.13      SB-92 Limited Partnership Amended and Restated     Exhibit 10.6 to Form 10-Q Report
                  Agreement of Limited Partnership                   dated December 30, 1993
                                                                     (File No. 33-58032)
       10.14      St. Christopher's Associates, L.P. V Amended and   Exhibit 10.1 to Form 10-Q Report
                  Restated Agreement of Limited Partnership          dated June 29, 1994
                                                                     (File No. 33-58032)
       10.15      St. John Housing Associates, L.P. Amended and      Exhibit 10.7 to Form 10-Q Report
                  Restated Agreement of Limited Partnership          dated December 30, 1993
                                                                     (File No. 33-58032)
       10.16      Starved Rock - LaSalle Manor Limited Partnership   Exhibit 10.2 to Form 10-Q Report
                  Amended and Restated Agreement of Limited          dated September 29, 1995
                  Partnership                                        (File No. 0-24600)
       10.17      Vision Limited Dividend Housing Association        Exhibit 10.3 to Form 10-Q Report
                  Limited Partnership Amended and Restated           dated December 30, 1994
                  Agreement of Limited Partnership                   (File No. 0-24600)
       27         Financial Data Schedule
       99.1       Pages 11 through 21, 26 through 48 and 63          Exhibit 99.1 to Form 10-K Report
                  through 65 of Prospectus of Registrant             dated March 30, 1994
                  dated September 7, 1993 filed pursuant to          (File No. 33-58032)
                  Rule 424(b)(3) under the Securities Act of 1933
       99.2       Supplement No. 2 dated November 16, 1993 to        Exhibit 28.1 to Form 10-Q Report
                  Prospectus                                         dated December 30, 1993
                                                                     (File No. 33-58032)
       99.3       Supplement No. 3 dated November 23, 1994 to        Exhibit 99.3 to Form 10-K Report
                  Prospectus                                         dated March 30, 1995
                                                                     (File No. 0-24600)
       99.4       Supplement No. 4 dated December 28, 1994 to        Exhibit 99.4 to Form 10-K Report
                  Prospectus                                         dated March 30, 1995
                                                                     (File No. 0-24600)
       99.5       December 31, 1995 financial statements of          Exhibit 99.5 to Form 10-K Report
                  St. John Housing Associates, L.P. pursuant to      dated March 30, 1996
                  Title 17, Code of Federal Regulations,             (File No. 0-24600)
                  Section 210.3-9
       99.6       December 31, 1996 financial statements of          Exhibit 99.6 to Form 10-K Report
                  St. John Housing Associates, L.P. pursuant to      dated March 30, 1997
                  Title 17, Code of Federal Regulations              (File No. 0-24600)
       99.7       December 31, 1997 financial statements of
                  St. John Housing Associates, L.P. pursuant to
                  Title 17, Code of Federal Regulations

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

Dated:  June 29, 1998                      /s/ Richard Paul Richman
        -------------                      ------------------------
                                           by: Richard Paul Richman
                                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

               Signature                                       Title                                        Date
       /s/ Richard Paul Richman                  President, Chief Executive Officer                    June 29, 1998
       ------------------------                  and Director of the Manager                           -------------

       /s/ Neal Ludeke                           Vice President and Treasurer of
       ------------------------                  the Manager (Principal Financial                      June 29, 1998
                                                 and Accounting Officer of the Trust)                  -------------