Form 10-Q
period 1998-06-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 1998-08-13
CIK 897315

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549
                                    ---------------------

                                          FORM 10-Q


(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1998

                                              OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------   ----------------


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No__.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

                         Part I - FINANCIAL INFORMATION




Item 1.  Financial Statements


Table of Contents                                                           Page


Balance Sheets as of June 29, 1998 (Unaudited) and March 30, 1998
 (Unaudited)...................................................................3

Statements of Operations for the three months ended June 29, 1998 (Unaudited)
  and June 29, 1997 (Unaudited)................................................4

Statements of Cash Flows for the three months ended June 29, 1998 (Unaudited)
  and June 29, 1997 (Unaudited)................................................5

Notes to Financial Statements as of June 29, 1998 (Unaudited)..................7

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                     June 29,         March 30,
                                                           Notes       1998              1998
                                                           -----  -------------    -------------
ASSETS

Cash and cash equivalents                                         $    942,126      $   837,174
Restricted cash                                              4         560,379          711,505
Investments in bonds available-for-sale                      3       1,005,688          999,656
Investment in local partnerships                             4      11,159,181       11,515,253
Interest receivable                                                     14,959           15,726
Organization costs (less accumulated amortization
  of $68,750 and $65,000)                                                6,250           10,000
                                                                  ------------     ------------

                                                                  $ 13,688,583     $ 14,089,314
                                                                  ============     ============

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                            $    28,220     $     22,500
  Payable to manager                                                   404,742          381,682
  Capital contributions payable                              4         519,834          673,050
  Interest payable                                           4          40,545           38,455
                                                                   -----------     ------------
                                                                       993,341        1,115,687
                                                                   -----------     ------------

Commitments and contingencies                                4

Owners' equity (deficit)

  Manager                                                              (37,050)         (34,197)
  Beneficial owners (18,654 units of beneficial
    ownership interest outstanding)                                 12,720,278       13,002,736
  Accumulated other comprehensive income                     2,3        12,014            5,088
                                                                  ------------     -------------
                                                                    12,695,242       12,973,627
                                                                  ------------     ------------

                                                                  $ 13,688,583     $ 14,089,314
                                                                  ============     ============


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 29, 1998 AND 1997
                                   (UNAUDITED)

                                                           Notes       1998             1997
                                                           -----  -----------      ------------
 REVENUE

 Interest                                                         $    35,242      $    34,654
                                                                  -----------      -----------

 TOTAL REVENUE                                                         35,242           34,654
                                                                  -----------     ------------


 EXPENSES

 Management fee                                                        48,060           48,133
 Professional fees                                                      6,522            5,500
 Printing, postage and other                                            5,646            8,717
 Amortization                                                           3,750            3,750
                                                                  -----------     ------------

 TOTAL EXPENSES                                                        63,978           66,100
                                                                  -----------     ------------

 Loss from operations                                                 (28,736)         (31,446)

 Equity in loss of investment in local partnerships          4       (256,575)        (249,377)
                                                                  -----------      -----------

 NET LOSS                                                            (285,311)        (280,823)

 Other comprehensive income                                 2,3         6,926           24,417
                                                                  -----------      -----------

 COMPREHENSIVE LOSS                                                $ (278,385)      $ (256,406)
                                                                   ==========       ==========



 NET LOSS ATTRIBUTABLE TO

   Manager                                                         $   (2,853)      $   (2,808)
   Beneficial owners                                                 (282,458)        (278,015)
                                                                  -----------      -----------

                                                                   $ (285,311)      $ (280,823)
                                                                   ==========       ==========


 NET LOSS per unit of beneficial ownership interest
   (18,654 units of beneficial ownership interest)                 $   (15.14)      $   (14.90)
                                                                  ============     ============







                       See Notes to Financial Statements.

                            AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 29, 1998 AND 1997
                                   (UNAUDITED)

                                                                    1998             1997
                                                                ------------     --------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                               $   38,993    $      34,420
Cash paid for
  management fee                                                   (25,000)         (50,000)
  professional fees                                                   (802)         (10,000)
  printing, postage and other expenses                              (5,646)          (5,825)
                                                               ------------     ------------
Net cash provided by (used in) operating activities                  7,545          (31,405)
                                                               ------------     -----------


CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                          99,497          119,838
Investment in bonds (includes $282 of accrued interest)                             (98,490)
Transfer from (to) restricted cash                                 151,126           (1,028)
Investments in local partnerships                                 (153,216)
                                                                -----------     -----------
Net cash provided by investing activities                           97,407           20,320
                                                                -----------     -----------

Net increase (decrease) in cash and cash equivalents               104,952          (11,085)

Cash and cash equivalents at beginning of period                   837,174          830,290
                                                                -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  942,126    $     819,205
                                                                ============    ===========


SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds available-for-sale, net $    6,926    $      24,417
                                                                ============    ===========

------------------------------------------------------------------------------------------------
See reconciliation of net loss to net cash provided by (used in) operating activities on page 6.













                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                     STATEMENTS OF CASH FLOWS - (Continued)
                    THREE MONTHS ENDED JUNE 29, 1998 AND 1997
                                   (UNAUDITED)

                                                                     1998            1997
                                                                ------------     -----------
 RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES

 Net loss                                                       $ (285,311)      $ (280,823)

 Adjustments to reconcile net loss to net cash provided by (used in) operating activities

   Equity in loss of investment in local partnerships              256,575          249,377
   Amortization of organization costs                                3,750            3,750
   Amortization of net premium on investments in bonds                 894              803
   Decrease (increase) in interest receivable                          767           (2,065)
   Increase (decrease) in accounts payable and accrued
     expenses                                                        5,720           (2,061)
   Increase (decrease) in payable to manager                        23,060           (1,414)
   Increase in interest payable                                      2,090            1,028
                                                                -----------     ------------

 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            $    7,545     $    (31,405)
                                                                ===========     ============




























                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 1998
                                   (UNAUDITED)


1.  Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 1998 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 1998 are not necessarily indicative of the results that may be expected for the entire year.

2.  Comprehensive Income

    On March 31, 1998,  the Trust  adopted  Statement  of  Financial  Accounting
    Standard ("SFAS") No. 130, "Reporting Comprehensive Income." As a result, the statements of operations include an amount for other comprehensive income, as well as comprehensive loss. Other comprehensive income consists of revenues, expenses, gains and losses that have affected owners' equity (deficit) but which are excluded from net loss. Other comprehensive income in the accompanying statement of operations for the three months ended June 29, 1998 resulted from a net unrealized gain on investments in bonds available-for-sale of $6,926. Accumulated other comprehensive income in the accompanying balance sheet as of June 29, 1998 reflects the cumulative net unrealized gain on investments in bonds available-for-sale. The balance sheet as of March 30, 1998 and the statement of operations for the three months ended June 29, 1997 include certain reclassifications to reflect the adoption of SFAS No. 130.

3.  Investments in Bonds Available-For-Sale

    As of June 29, 1998, certain information concerning investments in bonds available-for-sale is as follows:

                                                            Gross          Gross        Estimated
                                          Amortized      unrealized     unrealized         fair
      Description and maturity                 cost         gains           losses        value
     -------------------------           -----------    ------------   -----------    ----------
      Corporate debt securities
        Within one year                      $ 98,582         $ 3,609   $   --         $  102,191
        After five years through ten          693,019           9,738    (1,332)          701,425
        years
        After ten years                       202,073             168      (169)          202,072
                                         ------------    ------------  -----------     ----------
                                             $993,674         $13,515   $(1,501)       $1,005,688
                                         ============     ===========  ===========   ============

4.  Investment in Local Partnerships

    The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships representing capital contributions in the aggregate amount of $14,761,041, of which the Trust has paid $14,241,207 and $519,834 are outstanding as of June 29, 1998. Restricted cash in the accompanying balance sheet as of June 29, 1998 represents such outstanding capital contributions along with accrued interest of $40,545 on an outstanding capital contribution. The outstanding capital contributions are payable in installments upon each Local Partnership's satisfaction of specified conditions related to operations. As of March 31, 1998, the Local Partnerships have outstanding mortgage loans payable totaling approximately $23,271,000 and accrued interest payable on such loans totaling approximately $827,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1998
                                   (UNAUDITED)


4.  Investment in Local Partnerships (continued)

    For the three months ended June 29, 1998, the investment in Local Partnerships activity consists of the following:

           Investment in Local Partnerships as of March 30, 1998           $ 11,515,253

           Equity in loss of investment in Local Partnerships                  (256,575)

           Cash distributions received from Local Partnerships                  (99,497)
                                                                            -----------
           Investment in Local Partnerships as of June 29, 1998            $ 11,159,181
                                                                           ============

    The combined unaudited balance sheets of the Local Partnerships as of March 31, 1998 and December 31, 1997 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 1998 and 1997 are reflected on pages 9 and 10, respectively.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1998
                                   (UNAUDITED)

4.  Investment in Local Partnerships (continued)

    The combined balance sheets of the Local Partnerships as of March 31, 1998 and December 31, 1997 are as follows:

                                                                      March 31,      December 31,
                                                                        1998             1997
                                                                     -----------     ------------
     ASSETS

     Cash and other investments                                      $   452,275    $     431,906
     Rents receivable                                                     62,466           58,175
     Capital contributions receivable                                    673,050          673,050
     Escrow deposits and reserves                                      1,595,003        1,527,756
     Land                                                              1,267,153        1,267,153
     Buildings and improvements (net of accumulated depreciation
       of $4,511,587 and $4,163,615)                                  32,434,238       32,771,397
     Intangible assets (net of accumulated amortization of
       $115,469 and $106,629)                                            379,171          388,011
     Other                                                               234,159          232,920
                                                                      ----------     ------------

                                                                     $ 37,097,515    $ 37,350,368
                                                                     ============    ============
     LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

     Liabilities


       Accounts payable and accrued expenses                         $   401,309      $   377,440
       Due to related parties                                          1,141,903        1,135,319
       Mortgage loans                                                 23,271,015       23,356,717
       Notes payable                                                     100,000          100,000
       Accrued interest                                                  826,593          761,838
       Other                                                             140,337          138,975
                                                                      ----------     ------------
                                                                      25,881,157       25,870,289
                                                                      ----------     ------------
     Partners' equity (deficit)

       American Tax Credit Trust, Series I
         Capital contributions, net of distributions (includes
           receivable of $673,050)                                    14,633,703       14,638,203
         Cumulative loss                                              (3,375,025)      (3,118,450)
                                                                      ----------       ----------
                                                                      11,258,678       11,519,753
                                                                      ----------       ----------
       General partners and other limited partners
         Capital contributions, net of distributions                     217,360          217,360
         Cumulative loss                                                (259,680)        (257,034)
                                                                      ----------       ----------
                                                                         (42,320)         (39,674)
                                                                      ----------       ----------
                                                                      11,216,358       11,480,079
                                                                      ----------      -----------
                                                                    $ 37,097,515     $ 37,350,368
                                                                     ============    ============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1998
                                   (UNAUDITED)


4.  Investment in Local Partnerships (continued)

    The combined statements of operations of the Local Partnerships for the three months ended March 31, 1998 and 1997 are as follows:

                                                                 1998             1997
                                                            ------------    -------------
     REVENUE

     Rental                                                 $    936,836    $    921,802
     Interest and other                                           38,803          35,808
                                                           --------------   -------------

     TOTAL REVENUE                                               975,639         957,610
                                                           -------------    -------------


     EXPENSES

     Administrative                                              165,572         167,090
     Utilities                                                   113,354         148,914
     Operating, maintenance and other                            188,129         178,126
     Taxes and insurance                                         133,774         128,539
     Financial (including amortization of $8,840 and $9,533)     286,059         257,858
     Depreciation                                                347,972         329,020
                                                            ------------    ------------

     TOTAL EXPENSES                                            1,234,860       1,209,547
                                                            ------------    ------------

     NET LOSS                                               $   (259,221)   $   (251,937)
                                                            ============    =============


     NET LOSS ATTRIBUTABLE TO

        American Tax Credit Trust, Series I                 $   (256,575)   $   (249,377)
        General partners and other limited partners               (2,646)         (2,560)
                                                           --------------   -------------

                                                            $   (259,221)   $   (251,937)
                                                            ============    =============

    The combined results of operations of the Local Partnerships for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for an entire operating period.

5.  Additional Information

    Additional  information,  including  the audited  March 30,  1998  Financial
    Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Trust's Annual Report on Form 10-K for the fiscal year ended March 30, 1998 on file with the Securities and Exchange Commission.

                                   AMERICAN TAX CREDIT TRUST,
                               a Delaware statutory business trust
                                            Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 1998, American Tax Credit Trust (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 1998. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit under Section 42 of the Internal Revenue Code. During the three months ended June 29, 1998, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and making capital contributions to Local Partnerships. Cash and cash equivalents and investments in bonds available-for-sale increased, in the aggregate, by approximately $111,000 during the three months ended June 29, 1998 (which included a net unrealized gain on investments in bonds of approximately $7,000 and the amortization of net premium on investments in bonds of approximately $1,000), and restricted cash decreased by approximately $151,000 as a result of a capital contribution payment made to a Local Partnership. Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 1998, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 1998 of $256,575 and cash distributions received from Local Partnerships of $99,497. Payable to manager in the accompanying balance sheet as of June 29, 1998 represents deferred management fees.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost which includes capital contributions payable, and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. As of June 29, 1998, no investment in any Local Partnership has reached a zero balance.

Registrant's operations for the three months ended June 29, 1998 and 1997 resulted in net losses of $285,311 and $280,823, respectively. The operations of Registrant and the Local Partnerships were consistent between 1997 and 1998. Other comprehensive income for the three months ended June 29, 1998 and 1997 resulted from a net unrealized gain on investments in bonds available-for-sale of $6,926 and $24,417, respectively.

The Local Partnerships' net loss of approximately $259,000 for the three months ended March 31, 1998 was attributable to rental and other revenue of approximately $976,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $878,000 and approximately $357,000 of depreciation and amortization expenses. The Local Partnerships' net loss of approximately $252,000 for the three months ended March 31, 1997 was attributable to rental and other revenue of approximately $958,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $871,000 and approximately $339,000 of depreciation and amortization expenses. The results of operations of the Local Partnerships for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected in future periods.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Local Partnership Matters

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. The rents of the Properties, certain of which receive rental subsidy payments pursuant to subsidy agreements ("HAP Contracts"), are subject to specific laws, regulations and agreements with federal and state agencies. One Local Partnership's HAP Contract, which covers certain rental units, is scheduled to expire in September 1998. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of a local partnership (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the three months ended March 31, 1998, revenue from operations of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. All of the Local Partnerships have achieved full operational status and substantially all are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and any required deferral of property management fees.

Adoption of Accounting Standard

On March 31, 1998, Registrant adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The adoption of SFAS No. 130 has not materially impacted Registrant's financial position and results of operations.

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


Dated: August 13, 1998                 /s/ Richard Paul Richman
       ---------------                     ------------------------
                                           Richard Paul Richman
                                           President, Chief Executive
                                           Officer and Director of the Manager


Dated: August 13, 1998                 /s/ Neal Ludeke
       ---------------                     ---------------
                                           Neal Ludeke
                                           Vice President and
                                           Treasurer of the Manager
                                           (Principal Financial and Accounting
                                           Officer of The Trust)