Form 10-Q
period 1998-09-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 1998-11-02
CIK 897315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  29, 1998

                                                        OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to ____________

                         Commission file number: 0-24600

             American Tax Credit Trust, a Delaware statutory business trust
                                  Series I
             --------------------------------------------------------------
               (Exact name of Registrant as specified in its charter)

             Delaware                                          06-6385350
--------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


Richman American Credit Corp.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                           06830
------------------------------------------------                -------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (203) 869-0900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes X__ No__.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

                         Part I - FINANCIAL INFORMATION




Item 1.  Financial Statements


Table of Contents


Balance Sheets as of September 29, 1998 (Unaudited) and March 30, 1998
(Unaudited)

Statements of Operations for the three and six month periods ended
 September 29, 1998 (Unaudited)and September 29, 1997 (Unaudited)

Statements of Cash Flows for the six months ended September 29, 1998
 (Unaudited) and September 29, 1997 (Unaudited)

Notes to Financial Statements as of September 29, 1998 (Unaudited)

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                                  September 29,          March 30,
                                                                        Notes          1998                1998
                                                                        ------    -------------          ---------

ASSETS

Cash and cash equivalents                                                          $     928,133        $   837,174
Restricted cash                                                           4              561,976            711,505
Investments in bonds available-for-sale                                   3            1,030,440            999,656
Investment in local partnerships                                          4           10,970,239         11,515,253
Interest receivable                                                                       15,535             15,726
Organization costs (less accumulated amortization
   of $72,500 and $65,000)                                                                 2,500             10,000
                                                                                   -------------        -----------

                                                                                   $  13,508,823        $14,089,314
                                                                                   =============        ===========

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                           $      12,440        $    22,500
   Payable to manager                                                                    427,802            381,682
   Capital contributions payable                                          4              519,834            673,050
   Interest payable                                                       4               42,142             38,455
                                                                                   -------------        -----------

                                                                                       1,002,218          1,115,687
                                                                                   -------------        -----------

Commitments and contingencies                                             4

Owners' equity (deficit)

   Manager                                                                               (39,193)           (34,197)
   Beneficial owners (18,654 units of beneficial ownership interest
     outstanding)                                                                     12,508,139         13,002,736
   Accumulated other comprehensive income, net                           2,3              37,659              5,088
                                                                                   -------------        -----------

                                                                                      12,506,605         12,973,627
                                                                                   -------------        -----------

                                                                                   $  13,508,823        $14,089,314
                                                                                   =============        ===========










                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months         Six Months        Three Months        Six Months
                                                         Ended               Ended              Ended              Ended
                                                     September 29,       September 29,      September 29,      September 29,
                                           Notes          1998                1998               1997               1997
                                                     -------------       -------------      -------------      -------------

REVENUE

Interest                                              $    35,143        $    70,385         $    35,820        $    70,474
                                                      -----------        -----------         -----------        -----------

TOTAL REVENUE                                              35,143             70,385              35,820             70,474
                                                      -----------        -----------         -----------        -----------


EXPENSES

Management fee                                             48,060             96,120              49,042             97,175
Professional fees                                           6,553             13,075               6,193             11,693
Printing, postage and other                                 2,120              7,766               1,547              7,664
Amortization                                                3,750              7,500               3,750              7,500
                                                      -----------        -----------         -----------        -----------

TOTAL EXPENSES                                             60,483            124,461              60,532            124,032
                                                      -----------        -----------         -----------        -----------

Loss from operations                                      (25,340)           (54,076)            (24,712)           (53,558)

Equity in loss of investment in local
  partnerships                               4           (188,942)          (445,517)           (165,403)          (414,780)
                                                      ------------       ------------        ------------       ------------

NET LOSS                                                 (214,282)          (499,593)           (190,115)          (468,338)

Other comprehensive income                  2,3            25,645             32,571              23,522             47,939
                                                      -----------         ----------         -----------        -----------

COMPREHENSIVE LOSS                                     $ (188,637)        $ (467,022)        $  (166,593)        $ (420,399)
                                                       ===========         ==========         ===========         ==========


NET LOSS ATTRIBUTABLE TO

  Manager                                             $   (2,143)        $    (4,996)        $   (1,901)        $   (4,683)
  Beneficial owners                                     (212,139)           (494,597)          (188,214)          (463,655)
                                                      -----------         -----------        -----------        -----------

                                                      $ (214,282)        $  (499,593)        $ (190,115)        $ (468,338)
                                                      ==========         ===========         ==========         ==========
NET LOSS per unit of beneficial
  ownership interest (18,654 units of
  beneficial ownership interest)                      $   (11.37)        $    (26.51)        $   (10.09)        $   (24.86)
                                                      ==========         ============        ==========         ==========





                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 1998 AND 1997
                                   (UNAUDITED)


                                                                                     1998                 1997
                                                                                    ------               ------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                                 $   76,050           $   71,986
Cash paid for
   management fee                                                                    (50,000)             (75,000)
   professional fees                                                                 (23,635)             (22,577)
   printing, postage and other expenses                                               (7,266)              (7,373)
                                                                                ------------         ------------
Net cash used in operating activities                                                 (4,851)             (32,964)
                                                                                ------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash ditributions from local partnerships                                             99,497              119,838
Investments in bonds (includes $282 of accrued interest)                                                  (98,490)
Transfer from (to) restricted cash                                                   149,529               (2,546)
Investment in local partnerships                                                    (153,216)
                                                                                ------------         ------------
Net cash provided by investing activities                                             95,810               18,802
                                                                                ------------         ------------

Net increase (decrease) in cash and cash equivalents                                  90,959              (14,162)

Cash and cash equivalents at beginning of period                                     837,174              830,290
                                                                                ------------           ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   928,133           $  816,128
                                                                                ============           ==========



SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds available-for-sale, net                  $    32,571           $   47,939
                                                                                ============           ==========



------------------------------------------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating activities on page 6.









                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                     STATEMENTS OF CASH FLOWS - (Continued)
                  SIX MONTHS ENDED SEPTEMBER 29, 1998 AND 1997
                                   (UNAUDITED)

                                                                                   1998                 1997
                                                                                  ------               ------

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss                                                                        $ (499,593)          $ (468,338)

Adjustments to reconcile net loss to net cash used in operating activities

    Equity in loss of investment in local partnerships                             445,517              414,780
    Amortization of organization costs                                               7,500                7,500
    Amortization of net premium on investments in bonds                              1,787                1,606
    Decrease (increase) in interest receivable                                         191               (2,641)
    Decrease in accounts payable and accrued expenses                              (10,060)             (11,044)
    Increase in payable to manager                                                  46,120               22,627
    Increase in interest payable                                                     3,687                2,546
                                                                                ----------           ----------
NET CASH USED IN OPERATING ACTIVITIES                                           $   (4,851)          $  (32,964)
                                                                                ==========           ==========































                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 1998
                                   (UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 1998 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended September 29, 1998 are not necessarily indicative of the results that may be expected for the entire year.


2.   Comprehensive Income

     On March 31, 1998, the Trust adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." As a result, the statements of operations include an amount for other comprehensive income, as well as comprehensive loss. Other comprehensive income (loss) consists of revenues, expenses, gains and losses that have affected owners' equity (deficit) but which are excluded from net loss. Other comprehensive income in the accompanying statements of operations for the three and six month periods ended September 29, 1998 resulted from a net unrealized gain on investments in bonds available-for-sale of $25,645 and 32,571, respectively. Accumulated other comprehensive income in the accompanying balance sheet as of September 29, 1998 reflects the unrealized gain on investments in bonds available-for-sale of $37,659. The balance sheet as of March 30, 1998 and the statements of operations for the three and six month periods ended September 29, 1997 include certain reclassifications to reflect the adoption of SFAS No. 130.


3.   Investments in Bonds Available-For-Sale

     As of September 29, 1998, certain information concerning investments in bonds available-for-sale is as follows:

                                                                        Gross              Gross
                                                    Amortized         unrealized         unrealized         Estimated
       Description and maturity                       cost              gains              losses          fair value
       ------------------------                    ------------      -------------        --------        ------------

       Corporate debt securities
          Within one year                          $     98,656      $      5,180         $   --           $   103,836
          After five years through ten years            692,040            30,844             --               722,884
          After ten years                               202,085             1,635             --               203,720
                                                   ------------      ------------         --------         -----------
                                                   $    992,781      $     37,659         $   --           $ 1,030,440
                                                   ============      ============         ========         ===========


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1998
                                   (UNAUDITED)


4.   Investment in Local Partnerships

     The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships representing capital contributions in the aggregate amount of $14,761,041, of which the Trust has paid $14,241,207 and $519,834 are outstanding as of September 29, 1998. Restricted cash in the accompanying balance sheet as of September 29, 1998 represents such outstanding capital contributions along with accrued interest of $42,142 on an outstanding capital contribution. The outstanding capital contributions are payable in installments upon each Local Partnership's satisfaction of specified conditions related to operations. As of June 30, 1998, the Local Partnerships have outstanding mortgage loans payable totaling approximately $23,060,000 and accrued interest payable on such loans totaling approximately $853,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the six months ended September 29, 1998, the investment in Local Partnerships activity consists of the following:

     Investment in Local Partnerships as of March 30, 1998                      $ 11,515,253
     Equity in loss of investment in Local Partnerships                             (445,517)
     Cash distributions received from Local Partnerships                             (99,497)
                                                                                -------------
     Investment in Local Partnerships as of September 29, 1998                  $ 10,970,239
                                                                                =============

     The combined unaudited balance sheets of the Local Partnerships as of June 30, 1998 and December 31, 1997 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 1998 and 1997 are reflected on pages 9 and 10, respectively.

                             AMERICAN TAX CREDIT TRUST,
                      a Delaware statutory business trust
                                 Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1998
                                   (UNAUDITED)

4.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of June 30, 1998 and December 31, 1997 are as follows:

                                                                                        June 30,          December 31,
                                                                                          1998                1997
                                                                                     -------------        ------------
      ASSETS

      Cash and cash equivalents                                                      $     338,130        $    431,906
      Rents receivable                                                                      74,957              58,175
      Capital contributions receivable                                                     519,834             673,050
      Escrow deposits and reserves                                                       1,643,464           1,527,756
      Land                                                                               1,267,153           1,267,153
      Buildings and improvements (net of accumulated depreciation of $4,859,555
        and $4,163,615)                                                                 32,093,307          32,771,397
      Intangible assets (net of accumulated amortization of $124,308
        and $106,629)                                                                      370,332             388,011
      Other                                                                                304,234             232,920
                                                                                     -------------        ------------

                                                                                     $  36,611,411        $ 37,350,368
                                                                                     =============        ============
      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

      Liabilities

        Accounts payable and accrued expenses                                        $     412,317        $    377,440
        Due to related parties                                                           1,061,264           1,135,319
        Mortgage loans                                                                  23,060,459          23,356,717
        Notes payable                                                                      100,000             100,000
        Accrued interest                                                                   852,985             761,838
        Other                                                                              139,360             138,975
                                                                                     -------------       -------------

                                                                                        25,626,385          25,870,289
                                                                                     -------------       -------------
      Partners' equity (deficit)

        American Tax Credit Trust, Series I
          Capital contributions, net of distributions (includes receivable of
             $519,834 and $673,050)                                                     14,534,206          14,638,203
          Cumulative loss                                                               (3,563,967)         (3,118,450)
                                                                                      ------------        ------------

                                                                                        10,970,239          11,519,753
                                                                                      ------------        ------------
        General partners and other limited partners
          Capital contributions, net of distributions                                      276,403             217,360
          Cumulative loss                                                                 (261,616)           (257,034)
                                                                                      ------------        ------------

                                                                                            14,787             (39,674)
                                                                                      -------------       ------------

                                                                                        10,985,026          11,480,079
                                                                                      -------------       ------------

                                                                                      $ 36,611,411        $ 37,350,368
                                                                                      =============       ============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1998
                                   (UNAUDITED)


4.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 1998 and 1997 are as follows:

                                                     Three Months        Six Months        Three Months         Six Months
                                                        Ended               Ended              Ended              Ended
                                                       June 30,           June 30,           June 30,            June 30,
                                                         1998               1998               1997                1997
                                                   --------------      --------------     --------------      -------------

      REVENUE


      Rental                                         $    928,061        $  1,864,897       $    923,031       $  1,844,833
      Interest and other                                   27,411              66,214             12,683             48,491
                                                   --------------      --------------     --------------     --------------

      TOTAL REVENUE                                       955,472           1,931,111            935,714          1,893,324
                                                   --------------      --------------     --------------     --------------


      EXPENSES

      Administrative                                      162,383             327,955            166,437            333,527
      Utilities                                           117,095             230,449            107,052            255,966
      Operating, maintenance and other                    191,446             379,575            164,998            343,124
      Taxes and insurance                                 100,695             234,469             86,345            214,884
      Financial (including amortization of
          $8,839, $17,679, $9,528 and $19,061)            226,763             512,822            252,370            510,228
      Depreciation                                        347,968             695,940            325,626            654,646
                                                   --------------      --------------     --------------     --------------

      TOTAL EXPENSES                                    1,146,350           2,381,210          1,102,828          2,312,375
                                                   --------------      --------------     --------------     --------------

      NET LOSS                                       $   (190,878)       $   (450,099)      $   (167,114)      $   (419,051)
                                                   ==============      ==============     ==============     ==============


      NET LOSS ATTRIBUTABLE TO

         American Tax Credit Trust, Series I         $   (188,942)       $   (445,517)      $   (165,403)      $   (414,780)
         General partners and other limited
           partners                                        (1,936)             (4,582)            (1,711)            (4,271)
                                                   --------------      --------------     --------------     --------------

                                                     $   (190,878)       $   (450,099)      $   (167,114)      $   (419,051)
                                                   ==============      ==============     ==============     ==============

     The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for an entire operating period.


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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of September 29, 1998, American Tax Credit Trust (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 1998. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code. During the six months ended September 29, 1998, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and making a capital contribution to a Local Partnership. Cash and cash equivalents and investments in bonds available-for-sale increased, in the aggregate, by approximately $122,000 during the six months ended September 29, 1998 (which included a net unrealized gain on investments in bonds of approximately $33,000 and the amortization of net premium on investments in bonds of approximately $2,000), and restricted cash decreased by approximately $150,000 primarily as a result of a capital contribution payment made to a Local Partnership. Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 1998, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 1998 of $445,517 and cash distributions received from Local Partnerships of $99,497. Payable to manager in the accompanying balance sheet as of September 29, 1998 represents deferred management fees.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost, which includes capital contributions payable, and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. As of September 29, 1998, no investment in any Local Partnership has reached a zero balance.

Registrant's operations for the three months ended September 29, 1998 and 1997 resulted in net losses of $214,282 and $190,115, respectively. The operations of Registrant and the Local Partnerships were consistent between 1997 and 1998. Other comprehensive income for the three months ended September 29, 1998 and
1997 resulted from a net unrealized gain on investments in bonds available-for-sale of $25,645 and $23,522, respectively.

The Local Partnerships' net loss of approximately $191,000 for the three months ended June 30, 1998 was attributable to rental and other revenue of approximately $955,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $789,000 and approximately $357,000 of depreciation and amortization expenses. The Local Partnerships' net loss of approximately $167,000 for the three months ended June 30, 1997 was attributable to rental and other revenue of approximately $936,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $768,000 and approximately $335,000 of depreciation and amortization expenses. The results of operations of the Local Partnerships for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected in future periods.

Registrant's operations for the six months ended September 29, 1998 and 1997 resulted in net losses of $499,593 and $468,338, respectively. The operations of Registrant and the Local Partnerships were consistent between 1997 and 1998. Other comprehensive income for the six months ended September 29, 1998 and 1997 resulted from a net unrealized gain on investments in bonds available-for-sale of $32,571 and $47,939, respectively.

                          AMERICAN TAX CREDIT TRUST,
                      a Delaware statutory business trust
                                 Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' net loss of approximately $450,000 for the six months ended June 30, 1998 was attributable to rental and other revenue of approximately $1,931,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $1,667,000 and approximately $714,000 of depreciation and amortization expenses. The Local Partnerships' net loss of approximately $419,000 for the six months ended June 30, 1997 was attributable to rental and other revenue of approximately $1,893,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $1,638,000 and approximately $674,000 of depreciation and amortization expenses. The results of operations of the Local Partnerships for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. The rents of the Properties, certain of which receive rental subsidy payments pursuant to subsidy agreements ("HAP Contracts"), are subject to specific laws, regulations and agreements with federal and state agencies. Three Local Partnerships' HAP Contracts are scheduled to expire in 1999, one of which was extended for one year during 1998. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the six months ended June 30, 1998, revenue from operations of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. All of the Local Partnerships have achieved full operational status and substantially all are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and any required deferral of property management fees.

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


                                            AMERICAN TAX CREDIT TRUST,
                                            a Delaware statutory business trust
                                            Series I

                                       By:  Richman American Credit Corp.,
                                            The Manager


Dated: November 2, 1998                /s/  Richard Paul Richman
       ----------------                     -------------------------
                                            Richard Paul Richman
                                            President, Chief Executive
                                            Officer and Director of the Manager


Dated: November 2, 1998                /s/  Neal Ludeke
       ----------------                     ----------------
                                            Neal Ludeke
                                            Vice President and
                                            Treasurer of the Manager
                                           (Principal Financial and Accounting
                                            Officer of The Trust)