Form 10-Q
period 1998-12-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 1999-02-11
CIK 897315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 30, 1998

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


                         Richman American Credit Corp.
                       599 West Putnam Avenue, 3rd Floor
                             Greenwich, Connecticut
                                      06830
                               -------------------
              (Address of principal executive offices) (Zip Code)
                               -------------------

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

                         Part I - FINANCIAL INFORMATION




Item 1.  Financial Statements


                             Table of Contents                            Page


Balance Sheets as of December 30, 1998
(Unaudited) and March 30, 1998 (Unaudited)..................................3

Statements of Operations for the three
 and nine month periods ended December 30, 1998 (Unaudited)
 and December 30, 1997 (Unaudited).... .....................................4

Statements of Cash Flows for the nine
 months ended December 30, 1998 (Unaudited)
 and December 30, 1997 (Unaudited)..........................................5

Notes to Financial Statements as of
 December 30, 1998 (Unaudited)..............................................7


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   December 30,          March 30,
                                                                        Notes          1998                1998
                                                                        ------     -------------        ------------

ASSETS

Cash and cash equivalents                                                          $     932,796        $     837,174
Restricted cash                                                           4              410,275              711,505
Investments in bonds available-for-sale                                   3            1,017,315              999,656
Investment in local partnerships                                          4           10,634,581           11,515,253
Interest receivable                                                                       15,150               15,726
   of $75,000 and $65,000)                                                                                     10,000
                                                                                   -------------        -------------
LIABILITIES AND OWNERS' EQUITY (DEFICIT)                                           $  13,010,117        $  14,089,314
                                                                                   =============        =============

Liabilities

   Accounts payable and accrued expenses                                           $      19,160        $      22,500
   Payable to manager                                                                    452,444              381,682
   Capital contributions payable                                          4              366,617              673,050
   Interest payable                                                       4               43,658               38,455
                                                                                   -------------        -------------
                                                                                         881,879            1,115,687
                                                                                   -------------        -------------
Commitments and contingencies                                             4

Owners' equity (deficit)

   Manager                                                                               (42,854)             (34,197)
   Beneficial owners (18,654 units of beneficial
     ownership interest outstanding)                                                  12,145,664           13,002,736
   Accumulated other comprehensive income, net                           2,3              25,428                5,088
                                                                                   -------------        -------------
                                                                                      12,128,238           12,973,627
                                                                                   -------------        -------------
                                                                                   $  13,010,117        $  14,089,314
                                                                                   =============        =============



                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months        Nine Months        Three Months       Nine Months
                                                     Ended December      Ended December     Ended December     Ended December
                                          Notes         30, 1998            30, 1998           30, 1997           30, 1997
                                          -----      --------------      --------------     --------------     --------------


REVENUE

Interest                                                $    33,359         $   103,744         $   35,302         $   105,776
                                                        -----------         -----------         ----------         -----------
TOTAL REVENUE                                                33,359             103,744             35,302             105,776
                                                        -----------         -----------         ----------         -----------
EXPENSES

Management fee                                               49,642             145,762             48,587             145,762
Professional fees                                             6,816              19,891              6,784              18,477
Printing, postage and other                                   4,879              12,645              2,835              10,499
Amortization                                                  2,500              10,000              3,750              11,250
                                                        -----------         -----------         ----------         -----------
TOTAL EXPENSES                                               63,837             188,298             61,956             185,988
                                                        -----------         -----------         ----------         -----------
Loss from operations                                        (30,478)            (84,554)           (26,654)            (80,212)

Equity in loss of investment in local
  partnerships                               4             (335,658)           (781,175)          (228,039)           (642,819)
                                                        -----------         -----------         ----------         -----------
NET LOSS                                                   (366,136)           (865,729)          (254,693)           (723,031)

Other comprehensive income (loss)           2,3             (12,231)             20,340             12,493              60,432
                                                        -----------         -----------         ----------         -----------
COMPREHENSIVE LOSS                                      $  (378,367)        $  (845,389)        $ (242,200)        $  (662,599)

NET LOSS ATTRIBUTABLE TO

  Manager                                               $    (3,661)        $    (8,657)        $    (2,547)       $    (7,230)
  Beneficial owners                                        (362,475)           (857,072)           (252,146)          (715,801)

                                                        $  (366,136)        $  (865,729)        $  (254,693)       $  (723,031)
NET LOSS per unit of beneficial                         ===========         ===========         ===========        ===========
  ownership interest (18,654 units of
  beneficial ownership interest)
                                                        $   (19.44)         $    (45.95)        $    (13.51)       $    (38.37)
                                                        ===========         ===========         ===========        ===========


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                      1998                 1997
                                                                                   ----------          ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                                 $   112,204          $    110,396
Cash paid for
   management fee                                                                     (75,000)             (100,000)
   professional fees                                                                  (24,731)              (23,777)
   printing, postage and other expenses                                               (11,145)              (10,207)
                                                                                   ----------          ------------

Net cash provided by (used in) operating activities                                     1,328               (23,588)
                                                                                   ----------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                                             99,497               119,838

Investments in bonds (includes $282 of accrued interest)                                                    (98,490)

Transfer from (to) restricted cash                                                    301,230                (4,098)

Investment in local partnerships                                                     (306,433)
                                                                                   ----------          ------------
Net cash provided by investing activities                                              94,294                17,250
                                                                                   ----------          ------------

Net increase (decrease) in cash and cash equivalents                                   95,622                (6,338)

Cash and cash equivalents at beginning of period                                      837,174               830,290
                                                                                   ----------          ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $   932,796          $    823,952
                                                                                  ===========          ============
SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds available-for-sale, net                   $    20,340          $     60,432
                                                                                  ===========          ============



     See  reconciliation of net loss to net cash provided by (used in) operating activities on page 6.


                     See Notes to Financial Statements.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                     STATEMENTS OF CASH FLOWS - (Continued)
                  NINE MONTHS ENDED DECEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                   1998                 1997
                                                                               -----------           -----------

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED
      BY (USED IN) OPERATING ACTIVITIES

Net loss                                                                       $  (865,729)          $  (723,031)
Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities
    Equity in loss of investment in local partnerships                             781,175               642,819
    Amortization of organization costs                                              10,000                11,250
    Amortization of net premium on investments in bonds                              2,681                 2,681
    Decrease (increase) in interest receivable                                         576                (2,159)
    Decrease in accounts payable and accrued expenses                               (3,340)               (5,008)
    Increase in payable to manager                                                  70,762                45,762
    Increase in interest payable                                                     5,203                 4,098
                                                                               -----------          ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            $     1,328          $    (23,588)
                                                                               ===========          ============


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 1998
                                   (UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 1998 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended December 30, 1998 are not necessarily indicative of the results that may be expected for the entire year.


2.   Comprehensive Income

     On March 31, 1998, the Trust adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." As a result, the statements of operations include an amount for other comprehensive income (loss), as well as comprehensive loss. Other comprehensive income
     (loss) consists of revenues, expenses, gains and losses that have affected owners' equity (deficit) but which are excluded from net loss. Other comprehensive income (loss) in the accompanying statements of operations for the three and nine month periods ended December 30, 1998 resulted from a net unrealized gain (loss) on investments in bonds available-for-sale. Accumulated other comprehensive income in the accompanying balance sheet as of December 30, 1998 reflects the net unrealized gain on investments in bonds available-for-sale. The balance sheet as of March 30, 1998 and the statements of operations for the three and nine month periods ended December 30, 1997 include certain reclassifications to reflect the adoption of SFAS No. 130.


3.   Investments in Bonds Available-For-Sale

     As of December 30, 1998, certain information concerning investments in bonds available-for-sale is as follows:

                                                                        Gross              Gross
                                                   Amortized         unrealized         unrealized          Estimated
       Description and maturity                       cost             gains              losses           fair value
       -------------------------                -------------     -------------     -------------       -------------

       Corporate debt securities
          Within one year                          $   98,731        $     4,271        $     --          $   103,002
          After five years through ten years          691,061             23,255            (2,691)           711,625
          After ten years                             202,095                593              --              202,688
       -------------------------                   ----------        -----------        ----------        -----------
                                                   $  991,887        $    28,119        $   (2,691)       $ 1,017,315
                                                   ==========        ===========        ==========        ===========


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1998
                                   (UNAUDITED)


4.   Investment in Local Partnerships

     The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships representing capital contributions in the aggregate amount of $14,761,041, of which the Trust has paid $14,394,424 and $366,617 are outstanding as of December 30, 1998. Restricted cash in the accompanying balance sheet as of December 30, 1998 represents such outstanding capital contributions along with accrued interest of $43,658 on an outstanding capital contribution. The outstanding capital contributions are payable in installments upon each Local Partnership's satisfaction of specified conditions related to operations. As of September 30, 1998, the Local Partnerships have outstanding mortgage loans payable totaling approximately $22,973,000 and accrued interest payable on such loans totaling approximately $914,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the nine months ended December 30, 1998, the investment in Local Partnerships activity consists of the following:


          Investment in Local Partnerships as of March 30, 1998                           $  11,515,253

          Equity in loss of investment in Local Partnerships                                   (781,175)

          Cash distributions received from Local Partnerships                                   (99,497)
                                                                                          -------------
          Investment in Local Partnerships as of December 30, 1998                        $  10,634,581
                                                                                          =============


     The combined unaudited balance sheets of the Local Partnerships as of September 30, 1998 and December 31, 1997 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 1998 and 1997 are reflected on pages 9 and 10, respectively.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1998
                                   (UNAUDITED)

4.   Investment in Local Partnerships (continued)

     The combined  balance sheets of the Local  Partnerships as of September 30,
1998 and December 31, 1997 are as follows:
                                                                                     September 30,          December 31,
                                                                                           1998                1997
                                                                                     ------------           -----------

      ASSETS

      Cash and cash equivalents                                                      $      362,060          $     431,906
      Rents receivable                                                                       45,805                 58,175
      Capital contributions receivable                                                      519,834                673,050
      Escrow deposits and reserves                                                        1,641,349              1,527,756
      Land                                                                                1,267,153              1,267,153
      Buildings and improvements (net of accumulated
        depreciation of $5,207,728 and $4,163,615)                                       31,766,595             32,771,397
      Intangible assets (net of accumulated amortization
        of $133,147 and $106,629)                                                           361,493                388,011
      Other                                                                                 261,126                232,920
                                                                                     --------------          -------------
                                                                                     $   36,225,415          $  37,350,368
                                                                                     ==============          =============
      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

      Liabilities
        Accounts payable and accrued expenses                                        $      396,836          $     377,440
        Due to related parties                                                            1,052,040              1,135,319
        Mortgage loans                                                                   22,972,577             23,356,717
        Notes payable                                                                       100,000                100,000
        Accrued interest                                                                    913,611                761,838
        Other                                                                               144,402                138,975
                                                                                     --------------          -------------
                                                                                         25,579,466             25,870,289
                                                                                     --------------          -------------
      Partners' equity (deficit)
        American Tax Credit Trust, Series I
          Capital contributions, net of distributions
            (includes receivable of $519,834 and $673,050)                               14,534,206             14,638,203
          Cumulative loss                                                                (3,899,625)            (3,118,450)
                                                                                     --------------          -------------
                                                                                         10,634,581             11,519,753
                                                                                     --------------          -------------
       General partners and other limited partners
          Capital contributions, net of distributions                                       276,403                217,360
          Cumulative loss                                                                  (265,035)              (257,034)
                                                                                     --------------          -------------
                                                                                             11,368                (39,674)
                                                                                     --------------          -------------
                                                                                         10,645,949             11,480,079
                                                                                     --------------          -------------
                                                                                     $   36,225,415          $  37,350,368
                                                                                     ==============          =============

                          AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1998
                                   (UNAUDITED)

4.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 1998 and 1997 are as follows:

                                                     Three Months        Nine Months       Three Months         Nine Months
                                                        Ended               Ended              Ended               Ended
                                                    September 30,       September 30,      September 30,       September 30,
                                                         1998               1998               1997                1997
                                                    -------------       -------------      -------------       ------------

      REVENUE
      Rental                                         $     932,791       $  2,797,688       $    916,570       $   2,761,403
      Interest and other                                    29,410             95,624             23,544              72,035
                                                     -------------       ------------       ------------       -------------
      TOTAL REVENUE                                        962,201          2,893,312            940,114           2,833,438
                                                     -------------       ------------       ------------       -------------
      EXPENSES

      Administrative                                       166,497            494,452            170,367             503,894
      Utilities                                             94,094            324,543             91,287             347,253
      Operating, maintenance and other                     303,442            683,017            176,806             519,930
      Taxes and insurance                                  118,401            352,870            126,363             341,247
      Financial (including amortization of                 270,671            783,493            280,051             790,279
          $8,839, $26,518, $9,496 and $28,557)
      Depreciation                                         348,173          1,044,113            325,609             980,255
                                                     -------------       ------------       ------------       -------------
      TOTAL EXPENSES                                     1,301,278          3,682,488          1,170,483           3,482,858

      NET LOSS                                       $    (339,077)      $   (789,176)      $   (230,369)      $    (649,420)
                                                     =============       ============       ============       =============
      NET LOSS ATTRIBUTABLE TO

         American Tax Credit Trust, Series I         $    (335,658)      $   (781,175)      $   (228,039)      $    (642,819)
         General partners and other limited
           partners                                         (3,419)            (8,001)            (2,330)             (6,601)
                                                     -------------       ------------       ------------       -------------

                                                     $    (339,077)      $   (789,176)      $   (230,369)      $    (649,420)
                                                     =============       ============       ============       =============


     The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for an entire operating period.

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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Material Changes in Financial Condition

     As of December 30, 1998, American Tax Credit Trust (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 1998. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code. During the nine months ended December 30, 1998, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and making capital contributions to a Local Partnership. Cash and cash equivalents and investments in bonds available-for-sale increased, in the aggregate, by approximately $113,000 during the nine months ended December 30, 1998 (which included a net unrealized gain on investments in bonds of approximately $20,000 and the amortization of net premium on investments in bonds of approximately $3,000), and restricted cash decreased by approximately $301,000 primarily as a result of capital contribution payments made to a Local Partnership. Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 1998, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 1998 of $781,175 and cash distributions received from Local Partnerships of $99,497. Payable to manager in the accompanying balance sheet as of December 30, 1998 represents deferred management fees.

Results of Operations

     Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost, which includes capital contributions payable, and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. As of December 30, 1998, no investment in any Local Partnership has reached a zero balance.

     Registrant's operations for the three months ended December 30, 1998 and 1997 resulted in net losses of $366,136 and $254,693, respectively. The increase in net loss is primarily attributable to an increase in equity in loss of investment in Local Partnerships of approximately $108,000 resulting primarily from an increase in operating and maintenance expenses incurred by the Local Partnerships. Other comprehensive income (loss) for the three months ended December 30, 1998 and 1997 resulted from a net unrealized gain (loss) on investments in bonds available-for-sale of $(12,231) and $12,493, respectively.

     The Local Partnerships' net loss of approximately $339,000 for the three months ended September 30, 1998 was attributable to rental and other revenue of approximately $962,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $944,000 and approximately $357,000 of depreciation and amortization expenses. The Local Partnerships' net loss of approximately $230,000 for the three months ended September 30, 1997 was attributable to rental and other revenue of approximately $940,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $835,000 and approximately $335,000 of depreciation and amortization expenses. The results of operations of the Local Partnerships for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected in future periods.

     Registrant's operations for the nine months ended December 30, 1998 and 1997 resulted in net losses of $865,729 and $723,031, respectively. The increase in net loss is primarily attributable to an increase in equity in loss of investment in Local Partnerships of approximately $138,000 resulting primarily from an increase in operating and maintenance expenses incurred by the Local Partnerships. Other comprehensive income for the nine months ended December 30, 1998 and 1997 resulted from a net unrealized gain on investments in bonds available-for-sale of $20,340 and $60,432, respectively.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations (continued)

     The Local Partnerships' net loss of approximately $789,000 for the nine months ended September 30, 1998 was attributable to rental and other revenue of approximately $2,893,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,611,000 and approximately $1,071,000 of depreciation and amortization expenses. The Local Partnerships' net loss of approximately $649,000 for the nine months ended September 30, 1997 was attributable to rental and other revenue of approximately $2,833,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,473,000 and approximately $1,009,000 of depreciation and amortization expenses. The results of operations of the Local Partnerships for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

     The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. The rents of the Properties, certain of which receive rental subsidy payments pursuant to subsidy agreements ("HAP Contracts"), are subject to specific laws, regulations and agreements with federal and state agencies. Three Local Partnerships' HAP Contracts are scheduled to expire in 1999, one of which was extended during 1998. In addition, the Local Partnerships have various financing structures, which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the nine months ended September 30, 1998, revenue from operations of the Local Partnerships has generally been sufficient to cover the operating expenses and Mandatory Debt Service. All of the Local Partnerships have achieved full operational status and substantially all are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and any required deferral of property management fees.

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

Year 2000 Compliance

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the year 2000 compliance ("Y2K") issue. As the year 2000 approaches, such systems may be unable to accurately process certain data-based information. Many businesses may need to upgrade existing systems or purchase new ones to correct the Y2K issue. The total cost associated with Y2K implementation is not expected to materially impact Registrant's financial position or results of operations in any given year. However, there can be no assurance that the systems of other entities on which Registrant relies, including the Local Partnerships which report to Registrant on a periodic basis for the purpose of Registrant's reporting to its investors, will be timely converted. There can be no assurance that a failure to convert by another entity would not have a material adverse impact on Registrant.

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


                                            AMERICAN TAX CREDIT TRUST,
                                            a Delaware statutory business trust
                                            Series I

                                            By:  Richman American Credit Corp.,
                                                 The Manager


Dated: February 11, 1999                    /s/  Richard Paul Richman
       -----------------                    -------------------------
                                            Richard Paul Richman
                                            President, Chief Executive
                                            Officer and Director of the Manager


Dated: February 11, 1999                    /s/  Neal Ludeke
       -----------------                    -------------------------
                                            Neal Ludeke
                                            Vice President and
                                            Treasurer of the Manager
                                            (Principal Financial and Accounting
                                             Officer of The Trust)