Form 10-K
period 1999-03-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 1999-06-25
CIK 897315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ______ to ____________

                                     0-24600
                             ----------------------
                            (Commission File Number)

         American Tax Credit Trust, a Delaware statutory business trust
                                    Series I
      (Exact name of registrant as specified in its governing instruments)

        Delaware                                        06-6385350
----------------------------                 ----------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of organization)

Richman American Credit Corp.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                      06830
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:            (203) 869-0900
                                                              --------------
Securities registered pursuant to Section 12(b) of the Act:

         None                                            None
---------------------                ------------------------------------------
(Title of each Class)                (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                Units of Beneficial Ownership Interest
-------------------------------------------------------------------------------
                           (Title of Class)

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

Documents incorporated by reference:

Part I - pages 11 through 21 and 30 through 48 of the prospectus dated September 7, 1993, as supplemented by Supplement No. 1, Supplement No. 2, Supplement No.3 and Supplement No. 4 dated September 7, 1993, November 16, 1993, November 23, 1994 and December 28, 1994, respectively, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933.

                                     PART I

Item 1. Business

Formation

American Tax Credit Trust, a Delaware statutory business trust (the "Trust"), was formed on February 4, 1993 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. The Trust considers its activity to constitute a single industry segment.

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

On September 13, 1993, the Trust commenced, through Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") and PaineWebber Incorporated ("PaineWebber"), the offering of up to 150,000 units of beneficial ownership interest ("Unit") at $1,000 per Unit to investors ("Beneficial Owners") in from one to twenty series (each a "Series"). This filing is presented for Series I only and as used herein, the term Registrant refers to Series I of the Trust. On November 29, 1993, January 28, 1994 and May 25, 1994 the closings for 8,460, 4,909 and 5,285 Units, respectively, took place, amounting to aggregate Beneficial Owners' capital contributions of $18,654,000.

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

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue
--------------------------------------------------------------------------------
Act  of  1988,  Omnibus  Budget  Reconciliation  Act  of  1989,  Omnibus  Budget
--------------------------------------------------------------------------------
Reconciliation   Act  of  1990,  Tax  Extension  Act  of  1991,  Omnibus  Budget
--------------------------------------------------------------------------------
Reconciliation Act of 1993, Uruguay Round Agreements Act and Taxpayer Relief Act
--------------------------------------------------------------------------------
of 1997 (collectively the "Tax Acts")
-------------------------------------

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

Registrant's primary objective is to provide Low-income Tax Credits to Beneficial Owners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low- income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit
Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 1998, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

Certain of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of subsidies on page 4). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. In October 1997, Congress passed the Multifamily Assisted Housing and Reform and Affordability Act, whereby the United States Department of Housing and Urban Development ("HUD") was given the authority to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1998, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. In October 1998, HUD issued a directive related to project based Section 8 contracts expiring during HUD's fiscal year 1999 which defines owners' notification responsibilities, advises owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provides guidance and procedures to owners, management agents, contract administrators and HUD staff on renewing Section 8 contracts, provides guidance on setting renewal rents and handling renewal rent increases and provides the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Three Local Partnerships' Section 8 contracts are scheduled to expire in 1999.

Registrant owns a 98.9%-99% limited partnership interest ("Local Partnership Interest") in ten Local Partnerships reflected on page 4.


                                                          Capital contribution
                                                                obligation                Mortgage
   Name of Local Partnership                 Number        as of March 30, 1999      loans payable as of       Subsidy
   Name of apartment complex                of rental   --------------------------       December 31,            (see
   Apartment complex location                 units        Total          Paid              1998              footnotes)
   ----------------------------            ----------   -----------    -----------   -------------------     -----------

   ACP Housing Associates, L.P.
   ACP Housing Apartments
   New York, New York                          28       $   737,222    $   737,222       $ 1,503,781              (1b)

   Creative Choice Homes VII, Ltd.
   Coral Gardens
   Homestead, Florida                          91         2,382,812      2,382,812         2,122,043         (1a & 1c)

   Edgewood Manor Associates, L.P.
   Edgewood Manor Apartments
   Philadelphia, Pennsylvania                  49         1,963,799      1,963,799         1,856,702              (1b)

   Ledge / McLaren Limited Partnership
   Ledge / McLaren Apartments
   Nashua, New Hampshire                       8            343,079        343,079           458,804              (1b)

   Penn Apartment Associates
   Penn Apartments
   Chester, Pennsylvania                       15           852,180        852,180           963,000              (1b)

   SB-92 Limited Partnership
   Shaker Boulevard Gardens
   Cleveland, Ohio                             73           795,255        795,255         2,074,031              (1b)

   St. Christopher's Associates, L.P. V
   Lehigh Park
   Philadelphia, Pennsylvania                  29         2,075,785      1,998,985         2,180,000              (1b)

   St. John Housing Associates, L.P.
   St. John Homes
   Gary, Indiana                              144         3,546,861      3,546,861         4,476,604         (1a & 1c)

   Starved Rock - LaSalle Manor
      Limited Partnership
   LaSalle Manor
   LaSalle, Illinois                           48           634,327        634,327         1,786,897         (1a & 1c)

   Vision Limited Dividend Housing
      Association Limited Partnership
   Helen Odean Butler Apartments
   Detroit, Michigan                           97         1,429,721      1,139,904         5,298,365              (1b)
                                                        -----------    -----------      ------------

                                                        $14,761,041    $14,394,424      $ 22,720,227
                                                        ===========    ===========      ============

       (1) Description of subsidies:

           (a) Section 8 of Title II of the Housing and Community Development Act of 1974 allows qualified low-income tenants to pay thirty percent of their monthly income as rent with the balance paid by the federal government.

           (b) The Local Partnership's debt structure includes a principal or interest payment subsidy.

           (c) The Local Partnership's Section 8 contracts are scheduled to expire in 1999.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity
         and Related Security Holder Matters


Market Information and Holders

There is no established public trading market for Registrant's Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of Beneficial Owners of Units as of May 1, 1999 was 930, holding 18,654 Units.

Merrill Lynch and PaineWebber follow internal guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. Pursuant to such guidelines, estimated values for limited partnership interests reported on Merrill Lynch and PaineWebber client account statements (such as Registrant's Units) are separately provided to Merrill Lynch and PaineWebber by independent valuation services. These estimated values are based on financial and other information available to the independent services
(1) on the prior August 15th for reporting on December year-end and subsequent client account statements through the following May's month-end client account statements and (2) on March 31st for reporting on June month-end and subsequent client account statements through the November month-end client account statements of the same year. In addition, Registrant may provide an estimate of value to Unit holders from time to time in Registrant's reports to Beneficial Owners. The estimated values provided by the independent services and Registrant, which may differ, are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize such estimated values upon the liquidation of Registrant.

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties which are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its owners. There were no cash distributions to the owners during the years ended March 30, 1999 and 1998.

Low-income Tax Credits, which are subject to various limitations, may be used by Beneficial Owners to offset federal income tax liabilities. The Low-income Tax Credits per Unit for each of the three closings, generated by Registrant and allocated to the Beneficial Owners for the tax years ended December 31, 1998 and 1997 and the cumulative Low-income Tax Credits allocated from inception through December 31, 1998 are as follows:

                                          First closing      Second closing    Third closing
                                        November 29, 1993   January 28, 1994    May 25, 1994
                                        -----------------   ----------------   --------------
Low-income Tax Credits:
-----------------------
Tax year ended December 31, 1998           $   138.81          $   138.81        $   138.81
Tax year ended December 31, 1997               138.81              138.81            138.81

Cumulative totals                          $   559.95          $   557.77        $   545.25


Notwithstanding future circumstances which may give rise to recapture or loss of future benefits (see Part I, Item 2 Properties, herein), Registrant expects to generate total Low-income Tax Credits from investments in Local Partnerships of approximately $1,390 per Unit through December 31, 2006.

Item 6.  Selected Financial Data

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.


                                                              Years Ended March 30,
                                -----------------------------------------------------------------------------------
                                     1999              1998             1997              1996              1995
                                ------------      ------------     -------------      -----------      ------------

  Interest revenue              $    135,553      $    141,902     $     156,201      $   268,044      $    250,570
                                ============      ============     =============      ===========      ============
  Equity in loss of
   investment in local          $(1,059,127)      $(1,023,224)     $ (1,070,651)      $  (590,457)     $   (391,691)
   partnerships                 ============      ============     =============      ============     ============

  Net loss                      $(1,170,347)      $(1,119,287)     $ (1,170,580)      $  (590,132)     $   (387,896)
                                ============      ============     =============      ============     ============
  Net loss per unit of
   beneficial ownership
   interest *                   $    (62.11)      $    (59.40)     $     (62.12)      $    (31.32)     $     (21.52)
                                ============      ============     =============      ============     ============

*Net loss per unit of beneficial ownership interest was based upon 18,654 Units for the years ended March 30, 1999, 1998, 1997 and 1996 and upon a weighted average number of Units of 17,843 for the year ended March 30, 1995.


                                                                 As of March 30,
                                ------------------------------------------------------------------------------------
                                    1999              1998             1997              1996             1995
                                -----------       -----------      -----------        -----------      -------------

  Total assets                  $12,715,649       $14,089,314      $15,071,351        $17,438,812      $  19,721,810
                                ===========       ===========      ===========        ===========      =============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the term Registrant refers to Series I of American Tax Credit Trust, a Delaware statutory business trust, (the "Trust"). References to any right, obligation, action, asset or liability of Series I means such right, obligation, action, asset or liability of the Trust in connection with Series I.

Capital Resources and Liquidity

Registrant admitted beneficial owners (the "Beneficial Owners") in three closings with aggregate Beneficial Owners' capital contributions of $18,654,000. In connection with the offering of the sale of units of beneficial ownership, Registrant incurred organization and offering costs of approximately $2,331,000 and established a working capital reserve of approximately $1,287,000. The remaining net proceeds of approximately $15,036,000 (the "Net Proceeds") were available to be applied to the acquisition of limited partnership interests in local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). Registrant has utilized the Net Proceeds in acquiring an interest in ten Local Partnerships. Restricted cash in the balance sheet as of March 30, 1999 represents outstanding capital contributions payable to Local Partnerships and accrued interest on an outstanding capital contribution, which are payable in installments upon certain Local Partnerships' satisfaction of specified conditions related to operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 30, 1999, Registrant has unrestricted cash and cash equivalents and investments in bonds totaling $1,935,527, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 1999, Registrant's investments in bonds represent corporate bonds of $998,384 with various maturity dates ranging from 2003 to 2016. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 1999, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and a capital contribution to a Local Partnership. Cash and cash equivalents and investments in bonds available-for-sale increased, in the aggregate, by approximately $99,000 during the year ended March 30, 1999 (which includes a net unrealized gain on investments in bonds of approximately $2,000 and the amortization of net premium on investments in bonds of approximately $4,000) and restricted cash decreased by approximately $301,000 primarily as a result of a capital contribution paid to a Local Partnership. Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

During the year ended March 30, 1999, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 1998 of $1,059,127 and cash distributions received from Local Partnerships of $102,497. Payable to manager in the accompanying balance sheet as of March 30, 1999 represents accrued management fees.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost which includes capital contributions payable, and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. As of March 30, 1999, no investment in any Local Partnership has reached a zero balance.

Registrant's operations for the years ended March 30, 1999, 1998 and 1997 resulted in net losses of $1,170,347, $1,119,287 and $1,170,580, respectively. The operations of Registrant and the Local Partnerships were consistent between 1998 and 1999 and 1997 and 1998.

The Local Partnerships' net loss of approximately $1,068,000 for the year ended December 31, 1998 includes depreciation and amortization expense of approximately $1,396,000 and interest on non-mandatory debt of approximately $300,000, and does not include principal payments on permanent mortgages of approximately $349,000. The Local Partnerships' net loss of approximately $1,032,000 for the year ended December 31, 1997 includes depreciation and amortization expense of approximately $1,439,000 and interest on non-mandatory debt of approximately $309,000, and does not include principal payments on permanent mortgages of approximately $330,000. The Local Partnerships' net loss of approximately $1,082,000 for the year ended December 31, 1996 includes depreciation and amortization expense of approximately $1,337,000 and interest on non-mandatory debt of approximately $266,000, and does not include principal payments on permanent mortgages and construction loans of approximately $786,000. The results of operations of the Local Partnerships for the year ended December 31, 1998 are not necessarily indicative of the results that may be expected in future periods.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Local Partnership Matters

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. The rents of the Properties, certain of which receive rental subsidy payments pursuant to subsidy agreements ("HAP Contracts"), are subject to specific laws, regulations and agreements with federal and state agencies. Three Local Partnerships' HAP Contracts are scheduled to expire in 1999. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the year ended December 31, 1998, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. All of the Local Partnerships have achieved full operational status and substantially all are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, one Local Partnership's operating information indicates an operating deficit after taking into account its mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of ACP Housing Associates, L.P. ("ACP Housing") require the Local General Partners to advance funds to cover operating deficits through October 2003 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. ACP Housing incurred an operating deficit of approximately $27,000 for the year ended December 31, 1998, which includes property management fees of approximately $9,000. As of December 31, 1998, the Local General Partners have advanced approximately $14,000 under their Deficit Guarantee obligation and payments on the mortgage and real estate taxes are current. Of Registrant's total annual Low-income Tax Credits, approximately 5% is allocated from ACP Housing.

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations during its period of ownership of the Local Partnership Interests.

Adoption of Accounting Standards

Registrant has adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Other comprehensive income (loss) in the accompanying statements of operations resulted from net unrealized gains (losses) on investments in bonds available-for-sale. Accumulated other comprehensive income in the accompanying balance sheets reflects the net unrealized gain on investments in bonds available-for-sale. The statements of operations for the years ended March 30, 1998 and 1997 include certain reclassifications to reflect the adoption of SFAS No. 130.

Registrant has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. Registrant is in one business segment and follows the requirements of SFAS No. 131.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Year 2000 Compliance

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the year 2000 compliance ("Y2K") issue. As the year 2000 approaches, such systems may be unable to accurately process certain data-based information. Many businesses may need to upgrade existing systems or purchase new ones to correct the Y2K issue. Registrant has performed an assessment of its computer software and hardware and believes it has made the necessary upgrades in an effort to ensure compliance. However, there can be no assurance that the systems of other entities on which Registrant relies, including the Local Partnerships which report to Registrant on a periodic basis for the purpose of Registrant's reporting to its investors, will be timely converted. Registrant has corresponded with the Local Partnerships to ensure their awareness of the Y2K issue and has requested details regarding their efforts to ensure compliance. The total cost associated with Y2K implementation is not expected to materially impact Registrant's financial position or results of operations in any given year. However, there can be no assurance that a failure to convert by Registrant or another entity would not have a material adverse impact on Registrant.

Item 7a.  Quantitative and Qualitative Disclosure About Market Risk

The market value of Registrant's investments in bonds is subject to fluctuation based upon changes in interest rates relative to each investment's maturity date. Since Registrant's investments in bonds have various maturity dates through 2016, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Because Registrant presently intends to hold such investments to their respective maturities, Registrant does not anticipate any material adverse impact in connection with such investments.

The Properties are generally located where there is a demand for low-income housing. Accordingly, there is a significant likelihood that new properties could be built in the general vicinity of the respective Properties. As a result, the respective Properties' ability to operate at high occupancy levels is subject to competition from newly built low-income housing.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 8.  Financial Statements and Supplementary Data


                              Table of Contents                             Page

Auditors' Report..............................................................12

Balance Sheets................................................................13

Statements of Operations......................................................14

Statements of Changes in Owners' Equity (Deficit).............................15

Statements of Cash Flows......................................................16

Notes to Financial Statements.................................................18



No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                          Independent Auditors' Report


To the Manager and Beneficial Owners
American Tax Credit Trust,
a Delaware statutory business trust Series I

         We have audited the accompanying balance sheets of American Tax Credit Trust, a Delaware statutory business trust Series I as of March 30, 1999 and 1998, and the related statements of operations, changes in owners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 1999. These financial statements are the responsibility of the trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Trust, a Delaware statutory business trust Series I as of March 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 1999, in conformity with generally accepted accounting principles.


/s/ Reznick Fedder & Silverman

Bethesda, Maryland
May 13, 1999

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                                 BALANCE SHEETS
                             MARCH 30, 1999 AND 1998

                                                                      Notes            1999                1998
                                                                     -------        -----------        -----------
ASSETS

Cash and cash equivalents                                               3,9         $   937,143        $   837,174
Restricted cash                                                        3,5,9            410,767            711,505
Investments in bonds available-for-sale                                 4,9             998,384            999,656
Investment in local partnerships                                        5,8          10,353,629         11,515,253
Interest receivable                                                      9               15,726             15,726
Organization costs (less accumulated amortization of
  $75,000 and $65,000)                                                   2                                  10,000
                                                                                    -----------        -----------

                                                                                    $12,715,649        $14,089,314
                                                                                    ===========        ===========

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                                             $    25,380        $    22,500
  Payable to manager                                                    6,8             473,920            381,682
  Capital contributions payable                                         5,9             366,617            673,050
  Interest payable                                                      5,9              44,150             38,455
                                                                                    -----------        -----------

                                                                                        910,067          1,115,687
                                                                                    -----------        -----------

Commitments and contingencies                                           5,8

Owners' equity (deficit)                                                2,4

   Manager                                                                              (45,900)           (34,197)
   Beneficial owners (18,654 units of beneficial ownership interest
     outstanding)                                                                    11,844,092         13,002,736
   Accumulated other comprehensive income, net                                            7,390              5,088
                                                                                    -----------        -----------

                                                                                     11,805,582         12,973,627

                                                                                    -----------        -----------
                                                                                    $12,715,649        $14,089,314
                                                                                    ===========        ===========

                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 30, 1999, 1998 AND 1997


                                                     Notes              1999                1998                1997
                                                    -------         -----------          -----------         ----------

REVENUE

Interest                                                            $   135,553          $   141,902         $   156,201
                                                                    -----------          -----------         -----------

TOTAL REVENUE                                                           135,553              141,902             156,201
                                                                    -----------          -----------         -----------

EXPENSES

Management fee                                       6,8                192,238              193,819             194,348
Professional fees                                                        30,454               16,477              30,566
Printing, postage and other                                              14,081               12,669              16,216
Amortization                                                             10,000               15,000              15,000
                                                                    -----------          -----------         -----------

TOTAL EXPENSES                                                          246,773              237,965             256,130
                                                                    -----------          -----------         -----------

Loss from operations                                                   (111,220)             (96,063)            (99,929)

Equity in loss of investment in local
    partnerships                                      5              (1,059,127)          (1,023,224)         (1,070,651)
                                                                    -----------          -----------         -----------

NET LOSS                                                             (1,170,347)          (1,119,287)         (1,170,580)

Other comprehensive income (loss)                     4                   2,302               70,325             (20,824)
                                                                    -----------          -----------         -----------

COMPREHENSIVE LOSS                                                  $(1,168,045)         $(1,048,962)        $(1,191,404)
                                                                    ===========          ===========         ===========


                                                      2
NET LOSS ATTRIBUTABLE TO

    Manager                                                         $   (11,703)         $   (11,193)        $   (11,706)
    Beneficial owners                                                 1,158,644)          (1,108,094)         (1,158,874)
                                                                    -----------          -----------         -----------

                                                                    $ 1,170,347)         $(1,119,287)        $(1,170,580)
                                                                    ===========          ===========         ===========


NET LOSS per unit of beneficial ownership
    interest (18,654 units of beneficial
    ownership interest)                                             $    (62.11)         $    (59.40)        $    (62.12)
                                                                    ===========          ===========         ===========



                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                STATEMENTS OF CHANGES IN OWNERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 30, 1999, 1998 AND 1997


                                                                                        Accumulated
                                                                                           Other
                                                                                       Comprehensive
                                                                      Beneficial       Income (Loss),
                                                       Manager          Owners              Net              Total
                                                    ------------      -----------      -------------      -----------

Owners' equity (deficit), March 30, 1996            $    (11,298)     $15,269,704      $    (44,413)      $15,213,993

Net loss                                                 (11,706)      (1,158,874)                         (1,170,580)

Other comprehensive loss, net                                                               (20,824)          (20,824)
                                                    ------------      -----------      ------------       -----------
Owners' equity (deficit), March 30, 1997                 (23,004)      14,110,830           (65,237)       14,022,589

Net loss                                                 (11,193)      (1,108,094)                         (1,119,287)



Other comprehensive income, net                                                              70,325            70,325
                                                    ------------      -----------      ------------       -----------


Owners' equity (deficit), March 30, 1998                 (34,197)      13,002,736             5,088        12,973,627

Net loss                                                 (11,703)      (1,158,644)                         (1,170,347)

Other comprehensive income, net                                                               2,302             2,302

                                                    ------------      -----------      ------------       -----------
Owners' equity (deficit), March 30, 1999            $    (45,900)     $11,844,092      $      7,390       $11,805,582
                                                    ============      ===========      ============       ===========

                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 30, 1999, 1998 AND 1997

                                                                   1999               1998              1997
                                                               ------------       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                              $    144,822       $    148,210      $    165,368
Cash paid for
  management fee                                                   (100,000)          (125,000)          (75,000)
  professional fees                                                 (29,574)           (23,777)          (30,016)
  printing, postage and other expenses                              (12,081)           (12,830)          (17,853)
                                                               ------------       ------------      ------------

Net cash provided by (used in) operating activities                   3,167            (13,397)           42,499
                                                               ------------       ------------      ------------


CASH FLOWS FROM INVESTING ACTIVITIES


Cash distributions from local partnerships                          102,497            124,338
Transfer from (to) restricted cash                                  300,738             (5,567)        1,294,318
Investment in local partnerships                                   (306,433)                          (1,075,535)
Investments in bonds (includes $282 of accrued interest)                               (98,490)
                                                               ------------       ------------      ------------

Net cash provided by investing activities                            96,802             20,281           218,783
                                                               ------------       ------------      ------------

Net increase in cash and cash equivalents                            99,969              6,884           261,282

Cash and cash equivalents at beginning of year                      837,174            830,290           569,008
                                                               ------------       ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $    937,143       $    837,174      $    830,290
                                                               ============       ============      ============


SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds
    available-for-sale, net                                    $      2,302       $     70,325      $    (20,824)
                                                               ============       ============      ============

Decrease in capital contributions payable, net                                                      $   (224,298)
                                                                                                    ============


See reconciliation of net loss to net cash provided by (used in) operating activities on page 17.


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                     STATEMENTS OF CASH FLOWS - (Continued)
                    YEARS ENDED MARCH 30, 1999, 1998 AND 1997


                                                                                    1999              1998             1997
                                                                                -----------       -----------       -----------

RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES


Net loss                                                                        $(1,170,347)      $(1,119,287)      $(1,170,580)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

       Equity in loss of investment in local partnerships                         1,059,127         1,023,224         1,070,651
       Amortization of organization costs                                            10,000            15,000            15,000
       Amortization of net premium on investments in bonds                            3,574             3,574             3,511
       Decrease (increase) in interest receivable                                                      (2,833)              141
       Increase (decrease) in accounts payable and accrued expenses                   2,880            (7,461)           (1,087)
       Increase in payable to manager                                                92,238            68,819           119,348
       Increase in interest payable                                                   5,695             5,567             5,515
                                                                                -----------       -----------       -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                                                $     3,167       $   (13,397)      $    42,499
                                                                                ===========       ===========       ===========

                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 30, 1999, 1998 AND 1997


1.   Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Trust, a Delaware statutory business trust (the "Trust") was formed on February 4, 1993 under Chapter 38 of Title 12 of the Delaware Code. There was no operating activity until admission of the investors ("Beneficial Owners") on November 29, 1993. The Trust was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit in accordance with
Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Richman American Credit Corp. (the "Manager") was formed on April 5, 1993 to act as the manager of the Trust.

On September 13, 1993, the Trust commenced the offering for sale of units of beneficial ownership ("Units") to Beneficial Owners in one to twenty series ("Series I through Series XX"; each a "Series"). These notes and the accompanying financial statements are presented for Series I only.

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

The Partnership regularly assesses the carrying value of its investment in Local Partnerships. If the carrying value is considered to exceed the value derived by management (which contemplates remaining Low-income Tax Credits and residual value, among other things), the Partnership reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Adoption of Accounting Standards

The Trust has adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Other comprehensive income (loss) in the accompanying statements of operations resulted from net unrealized gains (losses) on investments in bonds available-for-sale. Accumulated other comprehensive income in the accompanying balance sheets reflects the net unrealized gain on investments in bonds available-for-sale. The statements of

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


1.  Organization,   Purpose  and  Summary  of  Significant  Accounting  Policies
(continued)

operations for the years ended March 30, 1998 and 1997 include certain reclassifications to reflect the adoption of SFAS No. 130.

The Trust has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The Trust is in one business segment and follows the requirements of SFAS No. 131.

Cash and Cash Equivalents

The Trust considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are stated at cost which approximates market value.

Restricted Cash

Restricted cash is set aside to make the Trust's required capital contributions to Local Partnerships (see Notes 3 and 5).

Investments in Bonds Available-For-Sale

Investments in bonds classified as available-for-sale represent investments that the Trust intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell an investment classified as available-for-sale would be based on various factors, including significant movements in interest rates and liquidity needs. Investments in bonds available-for-sale are carried at estimated fair value and unrealized gains or losses are included as items of comprehensive income (loss) and are reported as a separate component of owners' equity (deficit).

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

Organization Costs

Organization costs were amortized on a straight-line basis over five (5) years; such costs became fully amortized during the year ended March 30, 1999.

Income Taxes

No provision for income taxes has been made because all income, losses and tax credits are allocated to the owners for inclusion in their respective tax returns. In accordance with SFAS No. 109, "Accounting for Income Taxes," the Trust has included in Note 7 disclosures related to differences in the book and tax bases of accounting.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


1.  Organization,   Purpose  and  Summary  of  Significant  Accounting  Policies
(continued)

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


3.   Cash and Cash Equivalents and Restricted Cash

As of March 30, 1999, the Trust has cash and cash equivalents and restricted cash in the aggregate of $1,347,910 which are deposited in interest-bearing accounts with an institution which is not insured by the Federal Deposit Insurance Corporation.


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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


4.   Investments in Bonds Available-For-Sale (continued)

As of March 30, 1999, certain information concerning investments in bonds available-for-sale is as follows:

                                                                Gross            Gross
                                            Amortized         unrealized       unrealized          Estimated
Description and maturity                      cost              gains            losses            fair value
------------------------                   -----------       -----------       ----------          -----------
Corporate debt securities
After one year through five years          $    98,806       $     3,105       $       --          $   101,911
After five years through ten years             690,081             9,317           (2,681)             696,717
After ten years                                202,107               158           (2,509)             199,756
                                           -----------       -----------       ----------          -----------

                                           $   990,994       $    12,580       $   (5,190)         $   998,384
                                           ===========       ===========       ==========          ===========

As of March 30, 1998, certain information concerning investments in bonds available-for-sale is as follows:


                                                                Gross            Gross
                                            Amortized         unrealized       unrealized          Estimated
Description and maturity                      cost              gains            losses            fair value
------------------------                   -----------       -----------       ----------          -----------

Corporate debt securities
After five years through ten years         $   619,702       $     6,564       $   (1,639)         $   624,627
After ten years                                374,866             1,446           (1,283)             375,029
                                           -----------       -----------       ----------          -----------

                                           $   994,568       $     8,010       $   (2,922)         $   999,656
                                           ===========       ===========       ==========          ===========


5.   Investment in Local Partnerships

As of March 30, 1999, the Trust owns a 98.9%-99% limited partnership interest in the following Local Partnerships:

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

     *  Affiliates of the Manager provide services to the Local Partnership.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. The required holding period of each Property, in order to avoid Low-income Tax
Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


5.   Investment in Local Partnerships (continued)

applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Trust has committed to make capital contribution payments in the aggregate amount of $14,761,041, of which the Trust has paid $14,394,424 and $366,617 are payable as of March 30, 1999. Restricted cash in the accompanying balance sheet as of March 30, 1999 represents such outstanding capital contributions along with accrued interest of $44,150 on an outstanding capital contribution. The outstanding capital contributions are payable in installments upon certain Local Partnerships' satisfaction of specified conditions related to operations. As of December 31, 1998, the Local Partnerships have outstanding mortgage loans payable totaling approximately $22,720,000 and accrued interest payable on such loans totaling approximately $980,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

The combined balance sheets of the Local Partnerships as of December 31, 1998 and 1997 and the combined statements of operations of the Local Partnerships for the years ended December 31, 1998, 1997 and 1996 are reflected on pages 23 and 24, respectively.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


5.   Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of December 31, 1998 and 1997 are as follows:

                                                                                    1998                 1997
                                                                                ------------         ------------
ASSETS

Cash and cash equivalents                                                       $    487,409         $    431,906
Rents receivable                                                                      35,870               58,175
Capital contributions receivable                                                     366,617              673,050
Escrow deposits and reserves                                                       1,538,075            1,527,756
Land                                                                               1,267,153            1,267,153
Buildings and improvements (net of accumulated depreciation of
  $5,525,125and $4,163,615)                                                       31,464,189           32,771,397
Intangible assets (net of accumulated amortization of
  $140,093 and $106,629)                                                             353,547              388,011
Other                                                                                257,139              232,920
                                                                                ------------         ------------
                                                                                $ 35,769,999         $ 37,350,368
                                                                                ============         ============


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                                         $    311,095         $    377,440
  Due to related parties                                                           1,078,506            1,135,319
  Mortgage loans                                                                  22,720,227           23,356,717
  Notes payable                                                                      100,000              100,000
  Accrued interest                                                                   979,948              761,838
  Other                                                                              147,844              138,975
                                                                                ------------         ------------
                                                                                  25,337,620           25,870,289
                                                                                ------------         ------------
Partners' equity (deficit)

  American Tax Credit Trust, Series I
    Capital contributions, net of distributions (includes receivable of
      $366,617 and $673,050)                                                      14,534,206           14,638,203
    Cumulative loss                                                               (4,177,577)          (3,118,450)
                                                                                ------------         ------------
                                                                                  10,356,629           11,519,753
                                                                                ------------         ------------
  General partners and other limited partners
      Capital contributions, net of distributions                                    341,718              217,360
      Cumulative loss                                                               (265,968)            (257,034)
                                                                                ------------         ------------
                                                                                      75,750              (39,674)

                                                                                  10,432,379           11,480,079
                                                                                ------------         ------------
                                                                                $ 35,769,999         $ 37,350,368
                                                                                ============         ============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


5.   Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                        1998                1997                1996
                                                                     -----------        -----------          -----------
REVENUE

Rental                                                               $ 3,737,970        $ 3,730,675          $ 3,500,347
Interest and other                                                       160,274            142,800              104,402
                                                                     -----------        -----------          -----------
TOTAL REVENUE                                                          3,898,244          3,873,475            3,604,749

                                                                    -----------        -----------          -----------
EXPENSES

Administrative                                                           721,849            695,834              677,879
Utilities                                                                480,467            477,870              427,767
Operating, maintenance and other                                         934,059            814,082              800,537
Taxes and insurance                                                      453,325            472,030              499,944
Financial (including amortization of $34,464, $35,478
  and $38,194)                                                         1,015,095          1,041,730              981,169
Depreciation                                                           1,361,510          1,403,541            1,299,076
                                                                     -----------        -----------          -----------


TOTAL EXPENSES                                                         4,966,305          4,905,087            4,686,372
                                                                     -----------        -----------          -----------

NET LOSS                                                             $(1,068,061)       $(1,031,612)         $(1,081,623)
                                                                     ===========        ===========          ===========

NET LOSS ATTRIBUTABLE TO

  American Tax Credit Trust, Series I                                $(1,059,127)       $(1,023,224)         $(1,070,651)

  General partners and other limited partners, which
    includes specially allocated items of revenue to
    certain general partners of $1,883 in 1998 and
    $2,094 in 1997                                                        (8,934)            (8,388)             (10,972)
                                                                     -----------        -----------          -----------
                                                                     $(1,068,061)       $(1,031,612)         $(1,081,623)
                                                                     ===========        ===========          ===========

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


5.   Investment in Local Partnerships (continued)

Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 1999 is as follows:

                                              Investment                             Cash             Investment
                                               in Local         Trust's            distributions       in Local           Capital
                                             Partnership   equity in loss for    received during     Partnership      contributions
                                              balance as     the year ended       the year ended      balance as        payable as
                                             of March 30,     December 31,           March 30,       of March 30,      of March 30,
Name of Local Partnership                        1998             1998                  1999              1999              1999
-------------------------                    -----------   ------------------    ---------------     ------------     -------------

ACP Housing Associates, L.P.                 $   552,217       $   (98,435)     $         --         $    453,782      $       --

Creative Choice Homes VII, Ltd.                2,053,801          (251,202)               --            1,802,599              --

Edgewood Manor Associates, L.P.                1,353,728          (135,597)               --            1,218,131              --

Ledge / McLaren Limited Partnership              304,052            (8,331)               --              295,721              --


Penn Apartment Associates                        449,492           (91,706)               --              357,786              --

SB-92 Limited Partnership                        573,532           (83,763)           (3,000)             486,769              --

St. Christopher's Associates, L.P. V           1,552,057          (138,789)               --            1,413,268          76,800

St. John Housing Associates, L.P.              3,077,839          (106,200)          (99,497)           2,872,142              --

Starved Rock - LaSalle Manor
  Limited Partnership                            498,033           (30,680)               --              467,353              --

Vision Limited Dividend Housing
  Association Limited Partnership              1,100,502          (114,424)               --              986,078         289,817
                                             -----------       -----------      ------------         ------------     -----------
                                             $11,515,253       $(1,059,127)     $   (102,497)        $ 10,353,629     $   366,617
                                             ===========       ===========      ============         ============     ===========

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


5.   Investment in Local Partnerships (continued)

Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 1998 is as follows:

                                              Investment                             Cash             Investment
                                               in Local         Trust's            distributions       in Local           Capital
                                             Partnership   equity in loss for    received during     Partnership      contributions
                                              balance as     the year ended       the year ended      balance as        payable as
                                             of March 30,     December 31,           March 30,       of March 30,      of March 30,
Name of Local Partnership                        1997             1997                  1998              1998              1998
-------------------------                    -----------   ------------------    ---------------     ------------     -------------

ACP Housing Associates, L.P.                  $  630,080     $   (77,863)       $         --         $    552,217      $       --

Creative Choice Homes VII, Ltd.                2,184,706        (130,905)                 --            2,053,801              --

Edgewood Manor Associates, L.P.                1,496,535        (142,807)                 --            1,353,728              --

Ledge / McLaren Limited Partnership
                                                 308,966          (3,414)             (1,500)             304,052              --

Penn Apartment Associates                        548,314         (98,822)                 --              449,492              --

SB-92 Limited Partnership                        618,735         (39,203)             (6,000)             573,532              --

St. Christopher's Associates, L.P. V           1,682,225        (130,168)                 --            1,552,057          76,800

St. John Housing Associates, L.P.              3,361,953        (167,276)           (116,838)           3,077,839              --

Starved Rock - LaSalle Manor
  Limited Partnership                            548,805         (50,772)                 --              498,033         306,433

Vision Limited Dividend Housing
  Association Limited Partnership              1,282,496        (181,994)                 --            1,100,502         289,817
                                             -----------     -----------        ------------          -----------     -----------
                                             $12,662,815     $(1,023,224)       $   (124,338)         $11,515,253     $   673,050
                                             ===========     ===========        ============          ===========     ===========


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


5.   Investment in Local Partnerships (continued)

     Property information for each Local Partnership as of December 31, 1998 is as follows:


                                               Mortgage                           Buildings and        Accumulated
      Name of Local Partnership              loans payable          Land           improvements        depreciation
      ----------------------------          ---------------    --------------     --------------     ----------------

      ACP Housing Associates, L.P.          $   1,503,781      $       14,000     $    2,505,364     $      (236,145)

      Creative Choice Homes VII, Ltd.            2,122,043            500,000          4,091,851            (422,382)

      Edgewood Manor Associates, L.P.            1,856,702             53,850          3,641,770            (696,553)

      Ledge / McLaren Limited
         Partnership                               458,804            123,673            677,680             (74,053)

      Penn Apartment Associates                    963,000             13,357          1,783,668            (244,010)

      SB-92 Limited Partnership                  2,074,031             73,000          2,989,358            (560,859)

      St. Christopher's
         Associates, L.P. V                      2,180,000             31,829          3,783,012            (636,188)

      St. John Housing
         Associates, L.P.                        4,476,604             74,800          8,271,928          (1,419,336)

      Starved Rock - LaSalle Manor
         Limited Partnership                     1,786,897            202,845          2,476,872            (325,979)

      Vision Limited Dividend Housing
         Association Limited Partnership         5,298,365            179,799          6,767,811            (909,620)
                                            --------------     --------------     --------------      --------------

                                            $   22,720,227     $    1,267,153     $   36,989,314      $   (5,525,125)
                                            ==============     ==============     ==============      ==============

    Property  information for each Local Partnership as of December 31, 1997 is as follows:



                                                Mortgage                           Buildings and         Accumulated
      Name of Local Partnership               loans payable          Land           improvements        depreciation
      ---------------------------            ---------------    ---------------   ---------------     ---------------

      ACP Housing Associates, L.P.          $    1,507,629      $      14,000     $    2,505,364      $     (168,739)

      Creative Choice Homes VII, Ltd.            2,155,841            500,000          4,091,851            (298,999)

      Edgewood Manor Associates, L.P.            1,858,934             53,850          3,625,205            (563,695)

      Ledge / McLaren Limited
         Partnership                               460,811            123,673            677,680             (52,379)

      Penn Apartment Associates                    963,000             13,357          1,783,668            (196,290)

      SB-92 Limited Partnership                  2,102,720             73,000          2,983,158            (446,908)

      St. Christopher's
         Associates, L.P. V                      2,180,000             31,829          3,783,012            (498,638)

      St. John Housing
         Associates, L.P.                        4,564,538             74,800          8,271,928          (1,095,083)

      Starved Rock - LaSalle Manor
         Limited Partnership                     2,098,314            202,845          2,447,194            (260,078)

      Vision Limited Dividend Housing
         Association Limited Partnership         5,464,930            179,799          6,765,952            (582,806)
                                            --------------      --------------    --------------      --------------

                                            $   23,356,717      $   1,267,153     $   36,935,012      $   (4,163,615)
                                            ==============      ==============    ==============      ==============


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


5.   Investment in Local Partnerships (continued)

     The summary of property activity during the year ended December 31, 1998 is as follows:

                                                                 Net change during the
                                           Balance as of               year ended               Balance as of
                                           December 31,               December 31,              December 31,
                                               1997                       1998                      1998
                                       --------------------    ------------------------       ----------------

      Land                               $   1,267,153              $       --                 $   1,267,153

      Buildings and improvements            36,935,012                     54,302                 36,989,314
                                         -------------              -------------              -------------
                                            38,202,165                     54,302                 38,256,467



      Accumulated depreciation              (4,163,615)                (1,361,510)                (5,525,125)
                                         -------------              -------------              -------------
                                         $  34,038,550              $  (1,307,208)             $  32,731,342
                                         =============              =============              =============


6.   Transactions with Manager and Affiliates

     For the years ended March 30, 1999, 1998 and 1997, the Trust paid and/or incurred the following amounts to the Manager and/or affiliates in connection with services provided to the Trust:


                                                  1999                       1998                       1997
                                        ------------------------    ----------------------      ----------------------
                                           Paid       Incurred        Paid      Incurred          Paid       Incurred
                                        ----------   ----------     ---------   ---------       ---------   ----------
          Management fee (see Note 8)   $  100,000   $  192,238     $ 125,000   $ 193,819       $  75,000   $  194,348



     For  the  years  ended  December  31,  1998,   1997  and  1996,  the  Local
     Partnerships  paid and/or  incurred  the  following  amounts to the Manager and/or  affiliates  in  connection  with  services  provided  to the  Local
     Partnerships:


                                                  1999                       1998                       1997
                                        ------------------------    ----------------------      ----------------------
                                           Paid       Incurred        Paid      Incurred          Paid       Incurred
                                        ----------   ----------     ---------   ---------       ---------   ----------
         Property management fees      $   12,160      $ 12,920     $ 12,180     $ 12,180       $ 13,920     $ 13,920

         Insurance and other services      10,642        13,096        4,213       13,855          9,234       29,065



                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997



7.   Taxable Loss

     A reconciliation of the financial statement net loss of the Trust for the years ended March 30, 1999, 1998 and 1997 to the tax return net loss for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                         1999                1998               1997
                                                                   ---------------     ---------------     ---------------
      Financial statement net loss for the years ended March 30,
       1999, 1998 and 1997                                         $    (1,170,347)    $    (1,119,287)    $    (1,170,580)


      Add (less) net transactions occurring between

        January 1, 1996 and March 30, 1996                                  --                  --                 (16,987)

        January 1, 1997 and March 30, 1997                                  --                 (35,681)             35,681

        January 1, 1998 and March 30, 1998                                 (15,851)             15,851              --

        January 1, 1999 and March 30, 1999                                  26,666              --                  --
                                                                   ---------------     ---------------     ---------------




      Adjusted financial statement net loss for the years ended
        December 31, 1998, 1997 and 1996                                (1,159,532)         (1,139,117)        (1,151,886)




      Adjustment to management fee pursuant to Internal Revenue
        Code Section 267                                                    93,819              94,348             94,348



      Differences arising from equity in loss of investment in
        Local Partnerships                                                (137,771)           (159,124)          (204,896)



      Other differences                                                       (220)                (15)            (1,212)
                                                                   ---------------     ---------------     ---------------


      Tax return net loss for the years ended December 31, 1998,
        1997 and 1996                                              $    (1,203,704)    $    (1,203,908)    $    (1,263,646)
                                                                   ===============     ===============     ===============


     The differences between the investment in Local Partnerships for tax and financial reporting purposes as of December 31, 1998 and 1997 are as follows:

                                                                          1998                  1997

                                                                    ---------------     ---------------
         Investment in Local Partnerships - financial reporting     $   10,356,629      $   11,519,753

         Investment in Local Partnerships - tax *                        9,404,951          10,399,413
                                                                    ---------------     ---------------

                                                                    $      951,678      $    1,120,340
                                                                    ===============     ===============


         * Capital contributions payable to Local Partnerships are not included in the investment balance for tax purposes.

     Payable to manager in the accompanying balance sheets represents accrued management fees not deductible for tax purposes pursuant to Internal
     Revenue Code Section 267.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


8.   Commitments and Contingencies

Pursuant to the Trust Agreement, the Trust is required to pay to the Manager an annual management fee ("Management Fee") for its services in connection with the management of the affairs of the Trust, subject to certain provisions of the Trust Agreement. The annual Management Fee is equal to 0.5% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties. The Trust incurred a Management Fee of $192,238, $193,819 and $194,348 for the years ended March 30, 1999, 1998 and 1997, respectively. Unpaid Management Fees in the amount of $473,920 and $381,682 are recorded as payable to manager in the accompanying balance sheets as of March 30, 1999 and 1998, respectively.

The rents of the Properties, certain of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. In October 1997, Congress passed the Multifamily Assisted Housing and Reform and Affordability Act, whereby the United States Department of Housing and Urban Development ("HUD") was given the authority to renew certain project based
Section 8 contracts expiring during HUD's fiscal year 1998, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. In October 1998, HUD issued a directive related to project based Section 8 contracts expiring during HUD's fiscal year 1999 which defines owners' notification responsibilities, advises owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provides guidance and procedures to owners, management agents, contract administrators and HUD staff on renewing Section 8 contracts, provides guidance on setting renewal rents and handling renewal rent increases and provides the requirements and procedures for opting-out of a
Section 8 project based contract. The Trust cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Three Local Partnerships' Section 8 contracts are scheduled to expire in 1999.

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

The estimated fair value of the Trust's financial instruments as of March 30, 1999 and 1998 are disclosed elsewhere in the financial statements.

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

----------------------------------------------------------------------------------------------------------

1 Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.

Richard Paul Richman, age 51, is the sole Director and President of the Manager. Mr. Richman is the President and principal stockholder of Richman Group. Mr. Richman is involved in the syndication and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of the Manager and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of the Manager and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credit Properties Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties L.P., a director of Richman Tax Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties II L.P. and a director of Richman Housing Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties III L.P.

Stephen B. Smith, age 55, is the Executive Vice President of the Manager. Mr. Smith is responsible for marketing and investment program development for Richman Group. From 1989 until joining Richman Group in 1993, Mr. Smith was an independent advisor to developers, lenders and institutional investors on matters related to real estate investments.

David A. Salzman, age 38, is a Vice President and the Secretary of the Manager and a minority stockholder of Richman Group. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication as a Vice President of acquisitions of Richman Group.

     Eric P. Richelson, age 47, is a Vice President of the Manager. Mr. Richelson, formerly President of Wilder Richman Management Corporation, a property management company affiliated with the Manager, is a Vice President of Richman Asset Management, Inc. ("RAM"), an affiliate of the Manager. Mr. Richelson's responsibilities in connection with RAM include advisory services provided to a small business investment company.

Neal Ludeke, age 41, is a Vice President and the Treasurer of the Manager. Mr. Ludeke, a Vice President and the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of RAM. Mr. Ludeke's responsibilities in connection with RAM include advisory services provided to a small business investment company and various partnership management functions.

Item 11.  Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of the Manager any remuneration. During the year ended March 30, 1999, the Manager did not pay any remuneration to any of its officers or its director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of May 1, 1999, no person or entity was known by Registrant to be the Beneficial Owner of more than five percent of the Units. The Manager is wholly-owned by Richard Paul Richman.

Item 13.  Certain Relationships and Related Transactions

The Manager and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 6 and 8 to the audited financial statements included in Item 8 - "Financial Statements and Supplementary Data" herein.

Transactions with Manager and Affiliates

The net tax losses and Low-income Tax Credits generated by Registrant during the year ended December 31, 1998 allocated to the Manager were $12,037 and $26,155, respectively.

Indebtedness of Management

No officer or director of the Manager or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 1999.

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

       99.7       December 31, 1997 financial statements of          Exhibit 99.7 to Form 10-K Report
                  St. John Housing Associates, L.P. pursuant to      dated March 30, 1998
                  Title 17, Code of Federal Regulations              (File No. 0-24600)

       99.8       December 31, 1998 financial statements of
                  St. John Housing Associates, L.P. pursuant to
                  Title 17, Code of Federal Regulations

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


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

                                             By:  Richman American Credit Corp.,
                                   The Manager

Dated:  June 25 , 1999                               /s/ Richard Paul Richman
        --------------                               ------------------------
                                                     by: Richard Paul Richman
                                                         President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



Signature                                  Title                             Date
---------                                  -----                             ----

/s/ Richard Paul Richman
------------------------        President, Chief Executive Officer
(Richard Paul Richman)          and Director of the Manager              June 25, 1999

/s/ Neal Ludeke
------------------------        Vice President and Treasurer of
(Neal Ludeke)                   the Manager (Principal Financial
                                and Accounting Officer of the Trust)     June 25, 1999


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


                                             AMERICAN TAX CREDIT TRUST,
                                             a Delaware statutory business trust
                                             Series I

                                             By:  Richman American Credit Corp.,
                                                  The Manager

Dated:  June 25, 1999
                                             -----------------------------------
                                             by:  Richard Paul Richman
                                                  President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

               Signature                                       Title                                        Date


                                                 President, Chief Executive Officer                    June 25, 1999
----------------------------------------                                                               -------------
       (Richard Paul Richman)                    and Director of the Manager


                                                 Vice President and Treasurer of                       June 25, 1999
----------------------------------------                                                               -------------
       (Neal Ludeke)                             the Manager (Principal Financial
                                                 and Accounting Officer of the Trust)