Form 10-Q
period 1999-06-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 1999-08-12
CIK 897315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1999

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----    EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number: 0-24600

         American Tax Credit Trust, a Delaware statutory business trust
                                    Series I
             (Exact name of Registrant as specified in its charter)

           Delaware                                        06-6385350
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

Richman American Credit Corp.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                      06830
---------------------------------------                    ---------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (203) 869-0900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes  X  No   .
    ---   ---

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements


Table of Contents                                                           Page


Balance Sheets.................................................................3

Statements of Operations.......................................................4

Statements of Cash Flows.......................................................5

Notes to Financial Statements..................................................7


                                          AMERICAN TAX CREDIT TRUST,
                                      a Delaware statutory business trust
                                                   Series I
                                                BALANCE SHEETS
                                                 (UNAUDITED)



                                                                        June 29,            March 30,
                                                         Notes            1999                 1999
                                                        -------     ------------         ------------

ASSETS

Cash and cash equivalents                                           $    956,302         $    937,143
Restricted cash                                            3             122,886              410,767
Investments in bonds available-for-sale                    2             980,414              998,384
Investment in local partnerships                           3          10,136,138           10,353,629
Interest receivable                                                       14,958               15,726
                                                                    ------------         ------------

                                                                    $ 12,210,698         $ 12,715,649
                                                                    ============         ============
LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                            $     28,800         $     25,380
   Payable to manager                                                    496,931              473,920
   Capital contributions payable                            3             76,800              366,617
   Interest payable                                         3             46,086               44,150
                                                                    ------------         ------------

                                                                         648,617              910,067
                                                                    ------------         ------------
Commitments and contingencies                               3

Owners' equity (deficit)

   Manager                                                               (48,164)             (45,900)
   Beneficial owners (18,654 units of beneficial
     ownership interest outstanding)                                  11,619,931           11,844,092
   Accumulated other comprehensive income (loss), net       2             (9,686)               7,390
                                                                    ------------         ------------

                                                                      11,562,081           11,805,582
                                                                    ------------         ------------

                                                                    $ 12,210,698         $ 12,715,649
                                                                    ============         ============


                       See Notes to Financial Statements.


                                       AMERICAN TAX CREDIT TRUST,
                                  a Delaware statutory business trust
                                               Series I
                                       STATEMENTS OF OPERATIONS
                               THREE MONTHS ENDED JUNE 29, 1999 AND 1998
                                              (UNAUDITED)



                                                                        Notes           1999             1998
                                                                       -------       -----------      ----------
REVENUE

Interest                                                                             $    28,085      $   35,242
                                                                                     -----------      ----------

TOTAL REVENUE                                                                             28,085          35,242
                                                                                     -----------      ----------

EXPENSES

Management fee                                                                            48,011          48,060
Professional fees                                                                          5,420           6,522
Printing, postage and other                                                                3,515           5,646
Amortization                                                                                               3,750
                                                                                     -----------      ----------

TOTAL EXPENSES                                                                            56,946          63,978
                                                                                     -----------      ----------

Loss from operations                                                                     (28,861)        (28,736)

Equity in loss of investment in local partnerships                        3             (197,564)       (256,575)
                                                                                     -----------      ----------

NET LOSS                                                                                (226,425)       (285,311)

Other comprehensive income (loss)                                         2              (17,076)          6,926
                                                                                     -----------      ----------

COMPREHENSIVE LOSS                                                                   $  (243,501)     $ (278,385)
                                                                                     ===========      ==========


NET LOSS ATTRIBUTABLE TO

  Manager                                                                            $    (2,264)     $   (2,853)
  Beneficial owners                                                                     (224,161)       (282,458)
                                                                                     -----------      ----------

                                                                                     $  (226,425)     $ (285,311)
                                                                                     ===========      ==========

NET LOSS per unit of beneficial ownership interest (18,654 units of
  beneficial ownership interest)                                                     $    (12.02)     $   (15.14)
                                                                                     ===========      ==========


                       See Notes to Financial Statements.


                                          AMERICAN TAX CREDIT TRUST,
                                      a Delaware statutory business trust
                                                   Series I
                                            STATEMENTS OF CASH FLOWS
                                   THREE MONTHS ENDED JUNE 29, 1999 AND 1998
                                                  (UNAUDITED)



                                                                                    1999               1998
                                                                                 -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                                $    31,683        $    38,993
Cash paid for
   management fee                                                                    (25,000)           (25,000)
   professional fees                                                                                       (802)
   printing, postage and other expenses                                               (5,515)            (5,646)
                                                                                 -----------        -----------

Net cash provided by operating activities                                              1,168              7,545
                                                                                 -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                                               750             99,497
Transfer from restricted cash                                                        287,881            151,126
Investment in local partnerships                                                    (270,640)          (153,216)
                                                                                 -----------        -----------

Net cash provided by investing activities                                             17,991             97,407
                                                                                 -----------        -----------

Net increase in cash and cash equivalents                                             19,159            104,952

Cash and cash equivalents at beginning of period                                     937,143            837,174
                                                                                 -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   956,302        $   942,126
                                                                                 ===========        ===========


SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds available-for-sale, net           $   (17,076)       $     6,926
                                                                                 ===========        ===========

Reduction in capital contributions payable                                       $   (19,177)
                                                                                 ===========

See reconciliation of net loss to net cash provided by operating activities on page 6.


                       See Notes to Financial Statements.


                                       AMERICAN TAX CREDIT TRUST,
                                  a Delaware statutory business trust
                                                Series I
                                  STATEMENTS OF CASH FLOWS - (Continued)
                                THREE MONTHS ENDED JUNE 29, 1999 AND 1998
                                                (UNAUDITED)



                                                                                             1999                 1998
                                                                                         ------------         ------------

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net loss                                                                                 $   (226,425)        $   (285,311)

Adjustments to reconcile net loss to net cash provided by operating activities

   Equity in loss of investment in local partnerships                                         197,564              256,575
   Amortization of organization costs                                                                                3,750
   Amortization of net premium on investments in bonds                                            894                  894
   Decrease in interest receivable                                                                768                  767
   Increase in accounts payable and accrued expenses                                            3,420                5,720
   Increase in payable to manager                                                              23,011               23,060
   Increase in interest payable                                                                 1,936                2,090
                                                                                         ------------         ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                $      1,168         $      7,545
                                                                                         ============         ============

                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 1999
                                   (UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 1999 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 1999 are not necessarily indicative of the results that may be expected for the entire year.


2.   Investments in Bonds Available-For-Sale

     As of June 29, 1999, certain information concerning investments in bonds available-for-sale is as follows:

                                                                 Gross             Gross
                                             Amortized         unrealized        unrealized         Estimated
Description and maturity                        cost             gains             losses           fair value
------------------------                    -----------       -----------       ------------       ------------

Corporate debt securities
  After one year through five years         $    98,881       $     1,049       $         --       $     99,930
  After five years through ten years            689,100             2,387            (14,722)           676,765
  After ten years                               202,119             1,622                (22)           203,719
                                            -----------       -----------       ------------       ------------

                                            $   990,100       $     5,058       $    (14,744)      $    980,414
                                            ===========       ===========       =============      ============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1999
                                   (UNAUDITED)


3.   Investment in Local Partnerships

     The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships and has committed to make capital contribution payments in the aggregate amount of $14,741,864, of which the Trust has paid $14,665,064 and $76,800 is outstanding as of June 29, 1999. Restricted cash in the accompanying balance sheet as of June 29, 1999 represents such outstanding capital contribution along with accrued interest of $46,086 on an outstanding capital contribution. The outstanding capital contribution is payable upon a certain Local Partnership's satisfaction of specified conditions related to operations. As of March 31, 1999, the Local Partnerships have outstanding mortgage loans payable totaling approximately $22,632,000 and accrued interest payable on such loans totaling approximately $1,051,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the three months ended June 29, 1999, the investment in Local Partnerships activity consists of the following:

             Investment in Local Partnerships as of March 30, 1999                        $  10,353,629

             Reduction in capital contributions payable                                         (19,177)

             Equity in loss of investment in local partnerships                                (197,564)

             Cash distributions received from Local Partnerships                                   (750)
                                                                                          -------------

             Investment in Local Partnerships as of June 29, 1999                         $  10,136,138
                                                                                          =============



     The combined unaudited balance sheets of the Local Partnerships as of March 31, 1999 and December 31, 1998 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 1999 and 1998 are reflected on pages 9 and 10, respectively.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1999
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of March 31, 1999 and December 31, 1998 are as follows:

                                                                                         March 31,         December 31,
                                                                                           1999                1998
                                                                                      --------------      --------------

      ASSETS

      Cash and cash equivalents                                                       $      502,547      $      487,409
      Rents receivable                                                                        82,380              35,870
      Capital contributions receivable                                                       366,617             366,617
      Escrow deposits and reserves                                                         1,598,162           1,538,075
      Land                                                                                 1,267,153           1,267,153
      Buildings and improvements (net of accumulated depreciation of $5,867,535
        and $5,525,125)                                                                   31,130,918          31,464,189
      Intangible assets (net of accumulated amortization of $148,016
        and $140,093)                                                                        345,624             353,547
      Other                                                                                  299,678             257,139
                                                                                      --------------      --------------

                                                                                      $   35,593,079      $   35,769,999
                                                                                      ==============      ==============

      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

      Liabilities

        Accounts payable and accrued expenses                                         $      353,001      $      311,095
        Due to related parties                                                             1,074,828           1,078,506
        Mortgage loans                                                                    22,632,193          22,720,227
        Notes payable                                                                        100,000             100,000
        Accrued interest                                                                   1,051,448             979,948
        Other                                                                                151,845             147,844
                                                                                      --------------      --------------

                                                                                          25,363,315          25,337,620
                                                                                      --------------      --------------
      Partners' equity (deficit)


        American Tax Credit Trust, Series I
          Capital contributions, net of distributions (includes receivable of
             $366,617)                                                                    14,531,206          14,534,206
          Cumulative loss                                                                 (4,375,141)         (4,177,577)
                                                                                      --------------      --------------

                                                                                          10,156,065          10,356,629
                                                                                      --------------      --------------
        General partners and other limited partners
          Capital contributions, net of distributions                                        341,718             341,718
          Cumulative loss                                                                   (268,019)           (265,968)
                                                                                      --------------      --------------

                                                                                              73,699              75,750
                                                                                      --------------      --------------

                                                                                          10,229,764          10,432,379
                                                                                      --------------      --------------

                                                                                      $   35,593,079      $   35,769,999
                                                                                      ==============      ==============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1999
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three months ended March 31, 1999 and 1998 are as follows:

                                                                                 1999                1998
                                                                             ------------        ------------
      REVENUE

      Rental                                                                 $    958,968        $    936,836
      Interest and other                                                           34,532              38,803
                                                                             ------------        ------------

      TOTAL REVENUE                                                               993,500             975,639
                                                                             ------------        ------------

      EXPENSES

      Administrative                                                              158,220             165,572
      Utilities                                                                   125,108             113,354
      Operating, maintenance and other                                            201,322             188,129
      Taxes and insurance                                                         122,619             133,774
      Financial (including amortization of $7,923 and $8,840)                     243,436             286,059
      Depreciation                                                                342,410             347,972
                                                                             ------------        ------------

      TOTAL EXPENSES                                                            1,193,115           1,234,860
                                                                             ------------        ------------

      NET LOSS                                                               $   (199,615)       $   (259,221)
                                                                             ============        ============

      NET LOSS ATTRIBUTABLE TO

         American Tax Credit Trust, Series I                                 $   (197,564)       $   (256,575)
         General partners and other limited partners                               (2,051)             (2,646)
                                                                             ------------        ------------

                                                                             $   (199,615)       $   (259,221)
                                                                             ============        ============

     The combined results of operations of the Local Partnerships for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for an entire operating period.

4.   Additional Information

     Additional information, including the audited March 30, 1999 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Trust's Annual Report on Form 10-K for the fiscal year ended March 30, 1999 on file with the Securities and Exchange Commission.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 1999, American Tax Credit Trust (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 1999. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the three months ended June 29, 1999,
Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and investments in Local Partnerships. Cash and cash equivalents and investments in bonds available-for-sale increased, in the aggregate, by approximately $1,000 during the three months ended June 29, 1999 (which is net of a net unrealized loss on investments in bonds of approximately $17,000 and the amortization of net premium on investments in bonds of approximately $1,000), and restricted cash decreased by approximately $288,000 primarily as a result of a capital contribution paid to a Local Partnership. Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 1999, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 1999 of $197,564, a downward adjustment to a capital contribution obligation of $19,177 and cash distributions received from Local Partnerships of $750. Payable to manager in the accompanying balance sheet as of June 29, 1999 represents deferred management fees.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost, which includes capital contributions payable, and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. As of June 29, 1999, no investment in any Local Partnership has reached a zero balance.

Registrant's operations for the three months ended June 29, 1999 and 1998 resulted in net losses of $226,425 and $285,311, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $59,000. Other comprehensive income
(loss) for the three months ended June 29, 1999 and 1998 resulted from a net unrealized gain (loss) on investments in bonds available-for-sale of ($17,076) and $6,926, respectively.

The Local Partnerships' net loss of approximately $200,000 for the three months ended March 31, 1999 was attributable to rental and other revenue of approximately $993,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $843,000 and approximately $350,000 of depreciation and amortization expenses. The Local Partnerships' net loss of approximately $259,000 for the three months ended March 31, 1998 was attributable to rental and other revenue of approximately $976,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $878,000 and approximately $357,000 of depreciation and amortization expenses. The results of operations of the Local Partnerships for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected in future periods.

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

     The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. Certain of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. In October 1997, Congress passed the Multifamily Assisted Housing and Reform and Affordability Act, whereby the United States Department of Housing and Urban Development ("HUD") was given the authority to renew certain project based
Section 8 contracts expiring during HUD's fiscal year 1998, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. In October 1998, HUD issued a directive related to project based Section 8 contracts expiring during HUD's fiscal year 1999 which defines owners' notification responsibilities, advises owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provides guidance and procedures to owners, management agents, contract administrators and HUD staff on renewing Section 8 contracts, provides guidance on setting renewal rents and handling renewal rent increases and provides the requirements and procedures for opting-out of a
Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Three Local Partnerships' Section 8 contracts are currently subject to annual year-to-year renewals.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the three months ended March 31, 1999, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. All of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

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


                                        AMERICAN TAX CREDIT TRUST,
                                        a Delaware statutory business trust
                                        Series I

                                        By:  Richman American Credit Corp.,
                                             The Manager


Dated: August 12, 1999                 /s/ Richard Paul Richman
                                       -----------------------------------------
                                       by: Richard Paul Richman
                                           President, Chief Executive
                                           Officer and Director of the Manager


Dated: August 12, 1999                /s/ Neal Ludeke
                                      ------------------------------------------
                                      by: Neal Ludeke
                                          Vice President and
                                          Treasurer of the Manager
                                         (Principal Financial and Accounting
                                          Officer of The Trust)