Form 10-Q
period 1999-09-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 1999-11-15
CIK 897315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934


For the quarterly period ended September 29, 1999

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

Statements of Operations.......................................................4

Statements of Cash Flows.......................................................5

Notes to Financial Statements..................................................7

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                                 BALANCE SHEETS
                                   (UNAUDITED)



                                                                                    September 29,           March 30,
                                                                        Notes           1999                  1999
                                                                       -------     --------------         ------------
ASSETS

Cash and cash equivalents                                                          $      994,636         $    937,143
Restricted cash                                                           3               124,380              410,767
Investments in bonds available-for-sale                                   2               944,764              998,384
Investment in local partnerships                                          3             9,811,286           10,353,629
Interest receivable                                                                        15,533               15,726
                                                                                   --------------         ------------
                                                                                   $   11,890,599         $ 12,715,649
                                                                                   ==============         ============
LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                           $       12,600         $     25,380
   Payable to manager                                                                     519,966              473,920
   Capital contributions payable                                          3                76,800              366,617
   Interest payable                                                       3                47,580               44,150
                                                                                   --------------         ------------
                                                                                          656,946              910,067
                                                                                   --------------         ------------
Commitments and contingencies                                             3

Owners' equity (deficit)

   Manager                                                                                (51,101)             (45,900)
   Beneficial owners (18,654 units of beneficial ownership interest
     outstanding)                                                                      11,329,197           11,844,092
   Accumulated other comprehensive income (loss), net                     2               (44,443)               7,390
                                                                                   --------------         ------------
                                                                                       11,233,653           11,805,582
                                                                                   --------------         ------------

                                                                                   $   11,890,599         $  12,715,64
                                                                                   ==============         ============

                        See Notes to Financial Statements.



                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Three Months          Six Months        Three Months         Six Months
                                                        Ended                Ended              Ended               Ended
                                                     September 29,        September 29,      September 29,       September 29,
                                        Notes            1999                1999                1998                1998
                                       -------      --------------       --------------     --------------      --------------

REVENUE

Interest                                              $     28,477         $     56,562       $     35,143         $    70,385
                                                      ------------         ------------       ------------         -----------
TOTAL REVENUE                                               28,477               56,562             35,143              70,385
                                                      ------------         ------------       ------------         -----------


EXPENSES

Management fee                                              48,035               96,046             48,060              96,120
Professional fees                                            6,758               12,178              6,553              13,075
Printing, postage and other                                  3,388                6,903              2,120               7,766
Amortization                                                                                         3,750               7,500
                                                      ------------          -----------        -----------         -----------
TOTAL EXPENSES                                              58,181              115,127             60,483             124,461
                                                      ------------          -----------        -----------         -----------

Loss from operations                                       (29,704)             (58,565)           (25,340)            (54,076)



Equity in loss of investment in local
  partnerships                               3            (263,967)            (461,531)          (188,942)           (445,517)
                                                      ------------          -----------        -----------         -----------

NET LOSS                                                  (293,671)            (520,096)          (214,282)           (499,593)


Other comprehensive income (loss)            2             (34,757)             (51,833)            25,645              32,571
                                                      ------------          -----------        -----------         -----------

COMPREHENSIVE LOSS                                    $   (328,428)         $  (571,929)       $  (188,637)        $  (467,022)
                                                      ============          ===========        ===========         ===========



NET LOSS ATTRIBUTABLE TO


  Manager                                             $     (2,937)         $    (5,201)       $     (2,143)       $    (4,996)
  Beneficial owners                                       (290,734)            (514,895)           (212,139)          (494,597)
                                                      ------------          -----------        ------------        -----------


                                                      $   (293,671)         $  (520,096)       $   (214,282)       $  (499,593)
                                                      ============          ===========        ============        ===========




NET LOSS per unit of beneficial
  ownership interest (18,654 units of
  beneficial ownership interest)                      $     (15.58)         $    (27.60)       $     (11.37)       $    (26.51)
                                                      ============          ===========        ============        ===========



                       See Notes to Financial Statements.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 1999 AND 1998
                                   (UNAUDITED)



                                                                                     1999                 1998
                                                                                  -----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                                 $   61,972           $   76,050
Cash paid for
  management fee                                                                     (50,000)             (50,000)
  professional fees                                                                  (23,458)             (23,635)
  printing, postage and other expenses                                                (8,403)              (7,266)
                                                                                  -----------          ----------

Net cash used in operating activities                                                 (19,889)             (4,851)
                                                                                  -----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                                             61,635              99,497
Transfer from restricted cash                                                         286,387             149,529
Investment in local partnerships                                                     (270,640)           (153,216)
                                                                                  -----------          ----------

Net cash provided by investing activities                                              77,382              95,810
                                                                                  -----------          ----------
Net increase in cash and cash equivalents                                              57,493              90,959


Cash and cash equivalents at beginning of period                                      937,143             837,174
                                                                                  -----------          ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $   994,636          $  928,133
                                                                                  ===========          ==========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds available-for-sale, net            $   (51,833)         $   32,571
                                                                                  ===========          ==========

Reduction in capital contributions payable                                        $   (19,177)
                                                                                  ===========

See reconciliation of net loss to net cash used in operating activities on page 6.



                        See Notes to Financial Statements.



                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                     STATEMENTS OF CASH FLOWS - (Continued)
                  SIX MONTHS ENDED SEPTEMBER 29, 1999 AND 1998
                                   (UNAUDITED)



                                                                                     1999                 1998
                                                                                  ----------           ----------
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss                                                                          $ (520,096)          $ (499,593)

Adjustments to reconcile net loss to net cash used in operating activities

    Equity in loss of investment in local partnerships                               461,531              445,517
    Amortization expense                                                                                    7,500
    Amortization of net premium on investments in bonds                                1,787                1,787
    Decrease in interest receivable                                                      193                  191
    Decrease in accounts payable and accrued expenses                                (12,780)             (10,060)
    Increase in payable to manager                                                    46,046               46,120
    Increase in interest payable                                                       3,430                3,687
                                                                                  ----------           ----------


NET CASH USED IN OPERATING ACTIVITIES                                             $  (19,889)          $  (4,851)
                                                                                  ==========           ==========


                         See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 1999
                                   (UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 1999 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and six months ended September 29, 1999 are not necessarily indicative of the results that may be expected for the entire year.


2.   Investments in Bonds Available-For-Sale

     As of September 29, 1999, certain information concerning investments in bonds available-for-sale is as follows:

                                                                                Gross              Gross
                                                          Amortized           unrealized         unrealized          Estimated
       Description and maturity                             cost                gains              losses            fair value
       ------------------------                           ---------          -----------        ------------        ------------

       Corporate debt securities
         After one year through five years                $  98,956          $       483        $         --         $    99,439
         After five years through ten years                 688,121                   --             (30,085)            658,036
         After ten years                                    202,130                   --             (14,841)            187,289
                                                          ---------          -----------        ------------         -----------


                                                          $ 989,207          $       483        $    (44,926)        $   944,764
                                                          =========          ===========        ============         ===========


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1999
                                   (UNAUDITED)


3.   Investment in Local Partnerships

     The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships and has committed to make capital contribution payments in the aggregate amount of $14,741,864, of which the Trust has paid $14,665,064 and $76,800 is outstanding as of September 29, 1999. Restricted cash in the accompanying balance sheet as of September 29, 1999 represents such outstanding capital contribution along with accrued interest of $47,580 on an outstanding capital contribution. The outstanding capital contribution is payable upon a certain Local Partnership's satisfaction of specified conditions related to operations. As of June 30, 1999, the Local Partnerships have outstanding mortgage loans payable totaling approximately $22,540,000 and accrued interest payable on such loans totaling approximately $1,103,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the six months ended September 29, 1999, the investment in local partnerships activity consists of the following:

             Investment in local partnerships as of March 30, 1999                          $  10,353,629

             Reduction in capital contributions payable                                           (19,177)

             Equity in loss of investment in local partnerships                                  (461,531)

             Cash distributions received from Local Partnerships                                  (61,635)
                                                                                            -------------

             Investment in local partnerships as of September 29, 1999                      $   9,811,286
                                                                                            =============


     The combined unaudited balance sheets of the Local Partnerships as of June 30, 1999 and December 31, 1998 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 1999 and 1998 are reflected on pages 9 and 10, respectively.


                         AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1999
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of June 30, 1999 and December 31, 1998 are as follows:

                                                                                         June 30,          December 31,
                                                                                           1999                1998
                                                                                     ---------------     ----------------
      ASSETS

      Cash and cash equivalents                                                      $       789,769     $        487,409
      Rents receivable                                                                       126,816               35,870
      Capital contributions receivable                                                        76,800              366,617
      Escrow deposits and reserves                                                         1,536,649            1,538,075
      Land                                                                                 1,267,153            1,267,153
      Buildings and improvements (net of accumulated depreciation of $6,211,556
        and $5,525,125)                                                                   30,787,980           31,464,189
      Intangible assets (net of accumulated amortization of $155,541
        and $140,093)                                                                        338,099              353,547
      Other                                                                                  276,785              257,139
                                                                                     ---------------     ----------------

                                                                                     $    35,200,051     $     35,769,999
                                                                                     ===============     ================
      LIABILITIES AND PARTNERS' EQUITY

      Liabilities

        Accounts payable and accrued expenses                                        $       359,234     $        311,095
        Due to related parties                                                               999,300            1,078,506
        Mortgage loans                                                                    22,540,306           22,720,227
        Notes payable                                                                        100,000              100,000
        Accrued interest                                                                   1,102,732              979,948
        Other                                                                                155,332              147,844
                                                                                     ---------------      ---------------
                                                                                          25,256,904           25,337,620
      Partners' equity


        American Tax Credit Trust, Series I
          Capital contributions, net of distributions (includes receivable of
             $76,800 and $366,617)                                                        14,511,279           14,534,206
          Cumulative loss                                                                 (4,639,108)          (4,177,577)
                                                                                     ---------------      ---------------

                                                                                           9,872,171           10,356,629
        General partners and other limited partners                                  ---------------      ---------------
          Capital contributions, net of distributions                                        341,718              341,718
          Cumulative loss                                                                   (270,742)            (265,968)
                                                                                     ---------------      ---------------

                                                                                              70,976               75,750
                                                                                     ---------------      ---------------

                                                                                           9,943,147           10,432,379
                                                                                     ---------------      ---------------

                                                                                     $    35,200,051      $    35,769,999
                                                                                     ===============      ===============





                                              AMERICAN TAX CREDIT TRUST,
                                          a Delaware statutory business trust
                                                       Series I
                                      NOTES TO FINANCIAL STATEMENTS - (Continued)
                                                  SEPTEMBER 29, 1999
                                                      (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 1999 and 1998 are as follows:



                                                     Three Months        Six Months        Three Months         Six Months
                                                        Ended              Ended               Ended              Ended
                                                       June 30,           June 30,            June 30,           June 30,
                                                         1999               1999                1998               1998
                                                    --------------      ------------       -------------       ------------
      REVENUE

      Rental                                        $      950,563      $  1,909,531       $     928,061       $  1,864,897
      Interest and other                                    35,154            69,686              27,411             66,214
                                                    --------------      ------------       -------------       ------------
      TOTAL REVENUE                                        985,717         1,979,217             955,472          1,931,111
                                                    --------------      ------------       -------------       ------------

      EXPENSES

      Administrative                                       181,795           340,015             162,383            327,955
      Utilities                                            132,969           258,077             117,095            230,449
      Operating, maintenance and other                     224,831           426,153             191,446            379,575
      Taxes and insurance                                  124,114           246,733             100,695            234,469
      Financial (including amortization of
         $7,525, $15,448, $8,839 and $17,679)              244,677           488,113             226,763            512,822
      Depreciation                                         344,021           686,431             347,968            695,940
                                                    --------------      ------------       -------------       ------------
      TOTAL EXPENSES                                     1,252,407         2,445,522           1,146,350          2,381,210
                                                    --------------      ------------       -------------       ------------
      NET LOSS                                      $     (266,690)     $   (466,305)      $    (190,878)      $   (450,099)
                                                    ==============      ============       =============       ============

      NET LOSS ATTRIBUTABLE TO

         American Tax Credit Trust, Series I        $     (263,967)     $   (461,531)      $    (188,942)      $   (445,517)
         General partners and other limited
           partners                                         (2,723)           (4,774)             (1,936)            (4,582)
                                                    --------------      ------------       -------------       ------------
                                                    $     (266,690)     $   (466,305)      $    (190,878)      $   (450,099)
                                                    ==============      ============       =============       =============


     The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for an entire operating period.


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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

     As of September 29, 1999, American Tax Credit Trust (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 1999. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the six months ended September 29, 1999, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and investments in Local Partnerships. Cash and cash equivalents and investments in bonds available-for-sale increased, in the aggregate, by approximately $4,000 during the six months ended September 29, 1999 (which is net of a net unrealized loss on investments in bonds of approximately $52,000 and the amortization of net premium on investments in bonds of approximately $2,000), and restricted cash decreased by approximately $286,000 primarily as a result of a capital contribution paid to a Local Partnership. Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 1999, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 1999 of $461,531, a downward adjustment to a capital contribution obligation of $19,177 and cash distributions received from Local Partnerships of $61,635. Payable to manager in the accompanying balance sheet as of September 29, 1999 represents deferred management fees.


Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost, which includes capital contributions payable, and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. As of September 29, 1999, no investment in any Local Partnership has reached a zero balance.

Registrant's operations for the three months ended September 29, 1999 and 1998 resulted in net losses of $293,671 and $214,282, respectively. The increase in net loss is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $75,000. Other comprehensive income (loss) for the three months ended September 29, 1999 and 1998 resulted from a net unrealized gain (loss) on investments in bonds available-for-sale of ($34,757) and $25,645, respectively.

The Local Partnerships' net loss of approximately $267,000 for the three months ended June 30, 1999 was attributable to rental and other revenue of approximately $986,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $901,000 and approximately $352,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $191,000 for the three months ended June 30, 1998 was attributable to rental and other revenue of approximately $955,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $789,000 and approximately $357,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected in future periods.

Registrant's operations for the six months ended September 29, 1999 and 1998 resulted in net losses of $520,096 and $499,593, respectively. The increase in net loss is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $16,000 and a decrease in interest income of approximately $14,000, partially offset by a

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

decrease in amortization expense of approximately $8,000. Other comprehensive income (loss) for the six months ended September 29, 1999 and 1998 resulted from a net unrealized gain (loss) on investments in bonds available-for-sale of ($51,833) and $32,571, respectively.

The Local Partnerships' net loss of approximately $466,000 for the six months ended June 30, 1999 was attributable to rental and other revenue of approximately $1,979,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $1,743,000 and approximately $702,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $450,000 for the six months ended June 30, 1998 was attributable to rental and other revenue of approximately $1,931,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $1,667,000 and approximately $714,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected in future periods.

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

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. Certain of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. In October 1997, Congress passed the Multifamily Assisted Housing and Reform and Affordability Act, whereby the United States Department of Housing and Urban Development ("HUD") was given the authority to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1998, where requested by an owner, for an additional one year term generally at or below existing rent levels, subject to certain guidelines. In October 1998, HUD issued a directive related to project based Section 8 contracts expiring during HUD's fiscal year 1999 which defines owners' notification responsibilities, advises owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provides guidance and procedures to owners, management agents, contract administrators and HUD staff on renewing Section 8 contracts, provides guidance on setting renewal rents and handling renewal rent increases and provides the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Three Local Partnerships' Section 8 contracts are currently subject to annual year-to-year renewals.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the six months ended June 30, 1999, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. All of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     Registrant has invested a significant portion of its working capital reserves in corporate bonds. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment's maturity date. Since Registrant's investments in bonds have various maturity dates through 2016, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to assist an underperforming Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.

The Properties are generally located where there is a demand for low-income housing. Accordingly, there is a significant likelihood that new low-income properties could be built in the general vicinity of the respective Properties. As a result, the respective Properties' ability to operate at high occupancy levels is subject to competition from newly built low-income housing.

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


                                            AMERICAN TAX CREDIT TRUST,
                                            a Delaware statutory business trust
                                            Series I

                                            By:  Richman American Credit Corp.,
                                                 The Manager


Dated: November 15, 1999                    /s/  Richard Paul Richman
                                            by:  Richard Paul Richman
                                            President, Chief Executive
                                            Officer and Director of the Manager


Dated: November 15, 1999                    /s/  Neal Ludeke
                                            by:  Neal Ludeke
                                            Vice President and
                                            Treasurer of the Manager
                                           (Principal Financial and Accounting
                                            Officer of The Trust)