Form 10-Q
period 1999-12-31
AMERICAN TAX CREDIT TRUST SERIES I
filed 2000-02-15
CIK 897315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ---

For the quarterly period ended December 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Statements of Operations.......................................................4

Statements of Cash Flows.......................................................5

Notes to Financial Statements..................................................7

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                      December 30,           March 30,
                                                                          Notes           1999                 1999
                                                                          -----       ------------    ------------
ASSETS
Cash and cash equivalents                                                             $    997,687    $    937,143
Restricted cash                                                                  3         126,080         410,767
Investments in bonds available-for-sale                                          2         924,894         998,384
Investment in local partnerships                                                 3       9,530,347      10,353,629
Interest receivable                                                                         15,150          15,726
                                                                                      ------------    ------------
                                                                                      $ 11,594,158    $ 12,715,649
                                                                                      ============    ============


LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                              $     19,400    $     25,380
   Payable to manager                                                                      543,002         473,920
   Capital contributions payable                                                 3          76,800         366,617
   Interest payable                                                              3          49,280          44,150
                                                                                      ------------    ------------
                                                                                           688,482         910,067
                                                                                      ------------    ------------
Commitments and contingencies                                                    3

Owners' equity (deficit)

   Manager                                                                                 (54,191)        (45,900)
   Beneficial owners (18,654 units of beneficial ownership interest                     11,023,285
     outstanding)                                                                       11,844,092
   Accumulated other comprehensive income (loss), net                            2         (63,418)          7,390
                                                                                      ------------    ------------
                                                                                        10,905,676      11,805,582
                                                                                      ------------    ------------
                                                                                      $ 11,594,158    $ 12,715,649
                                                                                      ============    ============

                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months      Nine Months    Three Months     Nine Months
                                                        Ended            Ended           Ended           Ended
                                                     December 30,     December 30,    December 30,    December 30,
                                             Notes       1999             1999            1998            1998

REVENUE

Interest                                             $  29,599         $  86,161    $  33,359    $ 103,744
                                                     ---------         ---------    ---------    ---------

TOTAL REVENUE                                           29,599            86,161       33,359      103,744
                                                     ---------         ---------    ---------    ---------
EXPENSES

Management fee                                          48,036           144,082       49,642      145,762
Professional fees                                        5,936            18,114        6,816       19,891
Printing, postage and other                              4,440            11,343        4,879       12,645
Amortization                                                                            2,500       10,000
                                                     ---------         ---------    ---------    ---------
TOTAL EXPENSES                                          58,412           173,539       63,837      188,298
Loss from operations                                   (28,813)          (87,378)     (30,478)     (84,554)
                                                     ---------         ---------    ---------    ---------
Equity in loss of investment in local
  partnerships                                  3     (280,189)         (741,720)    (335,658)    (781,175)
                                                     ---------         ---------    ---------    ---------
NET LOSS                                              (309,002)         (829,098)    (366,136)    (865,729)

Other comprehensive income (loss)               2      (18,975)          (70,808)     (12,231)      20,340

COMPREHENSIVE LOSS                                   $(327,977)        $(899,906)   $(378,367)   $(845,389)
                                                     =========         =========    =========    =========

NET LOSS ATTRIBUTABLE TO
  Manager                                            $  (3,090)        $  (8,291)   $  (3,661)   $  (8,657)

  Beneficial owners                                   (305,912)         (820,807)    (362,475)    (857,072)
                                                     ---------         ---------    ---------    ---------
                                                     $(309,002)        $(829,098)   $(366,136)   $(865,729)
                                                     =========         =========    =========    =========

NET LOSS per unit of beneficial
  ownership interest (18,654 units of
  beneficial ownership interest)                     $  (16.40)        $  (44.00)   $  (19.44)   $  (45.95)
                                                     =========         =========    =========    =========

                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                            1999         1998
                                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received                                                        $  94,549    $ 112,204
Cash paid for
   management fee                                                          (75,000)     (75,000)
   professional fees                                                       (23,594)     (24,731)
   printing, postage and other expenses                                    (11,843)     (11,145)
                                                                          --------     --------
Net cash provided by (used in) operating activities                        (15,888)       1,328
                                                                          --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                                 l62,385       99,497
Transfer from restricted cash                                              284,687      301,230
Investment in local partnerships                                          (270,640)    (306,433)
                                                                          --------     --------
Net cash provided by investing activities                                   76,432       94,294
                                                                          --------     --------
Net increase in cash and cash equivalents                                   60,544       95,622

Cash and cash equivalents at beginning of period                           937,143      837,174
                                                                          --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 997,687    $ 932,796
                                                                         =========    =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds available-for-sale, net   $ (70,808)   $  20,340
                                                                         =========    =========

Reduction in capital contributions payable                               $ (19,177)
                                                                         =========

================================================================================
See reconciliation of net loss to net cash provided by (used in) operating activities on page 6.

                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                     STATEMENTS OF CASH FLOWS - (Continued)
                  NINE MONTHS ENDED DECEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                        1999          1998
                                                                      ---------    ---------
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES
Net loss                                                              $(829,098)   $(865,729)

Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities
    Equity in loss of investment in local partnerships                  741,720      781,175
    Amortization expense                                                 10,000
    Amortization of net premium on investments in bonds                   2,682        2,681
    Decrease in interest receivable                                         576          576
    Decrease in accounts payable and accrued expenses                    (5,980)      (3,340)
    Increase in payable to manager                                       69,082       70,762
    Increase in interest payable                                          5,130        5,203
                                                                      ---------    ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   $ (15,888)   $   1,328
                                                                      =========    =========

                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 1999
                                   (UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 1999 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and nine months ended December 30, 1999 are not necessarily indicative of the results that may be expected for the entire year.


2.   Investments in Bonds Available-For-Sale

     As of December 30, 1999, certain information concerning investments in bonds available-for-sale is as follows:

                                                      Gross         Gross
                                         Amortized  unrealized   unrealized    Estimated
     Description and maturity              cost       gains        losses      fair value
                                         ---------   -------      ---------    ---------
Corporate debt securities
    After one year through five years    $  99,029   $    --      $  (1,065)   $  97,964
    After five years through ten years     687,142        --        (40,795)     646,347
    After ten years                        202,141        --        (21,558)     180,583
                                         ---------   -------      ---------    ---------
                                         $ 988,312   $    --      $ (63,418)   $ 924,894
                                         =========   =======      =========    =========

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1999
                                   (UNAUDITED)

3.   Investment in Local Partnerships

     The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships and has committed to make capital contribution payments in the aggregate amount of $14,741,864, of which the Trust has paid $14,665,064 and $76,800 is outstanding as of December 30, 1999. Restricted cash in the accompanying balance sheet as of December 30, 1999 represents such outstanding capital contribution along with accrued interest of $49,280 on an outstanding capital contribution. The outstanding capital contribution is payable upon a certain Local Partnership's satisfaction of specified conditions related to operations. As of September 30, 1999, the Local Partnerships have outstanding mortgage loans payable totaling approximately $22,464,000 and accrued interest payable on such loans totaling approximately $1,165,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the nine months ended December 30, 1999, the investment in local partnerships activity consists of the following:

           Investment in local partnerships as of March 30, 1999                 $  10,353,629

           Reduction in capital contributions payable                                  (19,177)

           Equity in loss of investment in local partnerships                         (741,720)

           Cash distributions received from Local Partnerships                         (62,385)
                                                                                 --------------
           Investment in local partnerships as of December 30, 1999              $   9,530,347
                                                                                 ==============


     The combined unaudited balance sheets of the Local Partnerships as of September 30, 1999 and December 31, 1998 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 1999 and 1998 are reflected on pages 9 and 10, respectively.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1999
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of September 30, 1999 and December 31, 1998 are as follows:

                                                                                 September 30,    December 31,
                                                                                     1999           1998
ASSETS

Cash and cash equivalents                                                       $    325,587    $    487,409
Rents receivable                                                                     210,283          35,870
Capital contributions receivable                                                      76,800         366,617
Escrow deposits and reserves                                                       1,599,086       1,538,075
Land                                                                               1,267,153       1,267,153
Buildings and improvements (net of accumulated depreciation of $6,552,661 and
  $5,525,125)                                                                     30,449,897      31,464,189
Intangible assets (net of accumulated amortization of $162,723
  and $140,093)                                                                      330,917         353,547
Other                                                                                260,639         257,139
                                                                                ------------    ------------
                                                                                $ 34,520,362    $ 35,769,999
                                                                                ============    ============

LIABILITIES AND PARTNERS' EQUITY

Liabilities

  Accounts payable and accrued expenses                                         $    388,976    $    311,095
  Due to related parties                                                             662,989       1,078,506
  Mortgage loans                                                                  22,464,446      22,720,227
  Notes payable                                                                      100,000         100,000
  Accrued interest                                                                 1,164,651         979,948
  Other                                                                              140,692         147,844
                                                                                ------------    ------------
                                                                                  24,921,754      25,337,620
                                                                                ------------    ------------
Partners' equity

  American Tax Credit Trust, Series I
    Capital contributions, net of distributions (includes receivable of
       $76,800 and $366,617)                                                      14,450,393      14,534,206
                                                                                ------------    ------------
    Cumulative loss                                                               (4,919,297)     (4,177,577)

                                                                                   9,531,096      10,356,629
  General partners and other limited partners
    Capital contributions, net of distributions                                      341,104         341,718
    Cumulative loss                                                                 (273,592)       (265,968)
                                                                                ------------    ------------
                                                                                      67,512          75,750
                                                                                ------------    ------------
                                                                                   9,598,608      10,432,379
                                                                                ------------    ------------
                                                                                $ 34,520,362    $ 35,769,999
                                                                                ============    ============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1999
                                   (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 1999 and 1998 are as follows:

                                                   Three Months     Nine Months         Three Months      Nine Months
                                                      Ended            Ended              Ended             Ended
                                                   September 30,    September 30,      September 30,     September 30,
                                                       1999              1999              1998             1998
                                                   -------------    -------------      -------------     -------------
REVENUE

Rental                                            $   936,279       $ 2,845,810       $   932,791       $ 2,797,688
Interest and other                                     36,488           106,174            29,410            95,624
                                                  -----------       -----------       -----------       -----------
TOTAL REVENUE                                         972,767         2,951,984           962,201         2,893,312
                                                  -----------       -----------       -----------       -----------
EXPENSES

Administrative                                        171,077           511,092           166,497           494,452
Utilities                                             109,443           367,520            94,094           324,543
Operating, maintenance and other                      262,447           688,600           303,442           683,017
Taxes and insurance                                   125,811           372,544           118,401           352,870
Financial (including amortization of $7,182,          245,923           734,036
   $22,630, $8,839 and $26,518)                       270,671           783,493
Depreciation                                          341,105         1,027,536           348,173         1,044,113
                                                  -----------       -----------       -----------       -----------

TOTAL EXPENSES                                      1,255,806         3,701,328         1,301,278         3,682,488
                                                  -----------       -----------       -----------       -----------
NET LOSS                                          $  (283,039)      $  (749,344)      $  (339,077)      $  (789,176)
                                                  ===========       ===========       ===========       ===========


NET LOSS ATTRIBUTABLE TO

   American Tax Credit Trust, Series I            $  (280,189)      $  (741,720)      $  (335,658)      $  (781,175)
   General partners and other limited
     partners                                          (2,850)           (7,624)           (3,419)           (8,001)
                                                  -----------       -----------       -----------       -----------
                                                  $  (283,039)      $  (749,344)      $  (339,077)      $  (789,176)
                                                  ===========       ===========       ===========       ===========

     The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for an entire operating period.

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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 1999, American Tax Credit Trust (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 1999. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the nine months ended December 30, 1999, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and investments in Local Partnerships. Cash and cash equivalents and investments in bonds available-for-sale decreased, in the aggregate, by approximately $13,000 during the nine months ended December 30, 1999 (which includes a net unrealized loss on investments in bonds of approximately $71,000 and the amortization of net premium on investments in bonds of approximately $3,000), and restricted cash decreased by approximately $285,000 primarily as a result of a capital contribution paid to a Local Partnership. Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 1999, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 1999 of $741,720, a downward adjustment to a capital contribution obligation of $19,177 and cash distributions received from Local Partnerships of $62,385. Payable to manager in the accompanying balance sheet as of December 30, 1999 represents deferred management fees.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost, which includes capital contributions payable, and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. As of December 30, 1999, no investment in any Local Partnership has reached a zero balance.

Registrant's operations for the three months ended December 30, 1999 and 1998 resulted in net losses of $309,002 and $366,136, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $55,000. Other comprehensive loss for the three months ended December 30, 1999 and 1998 resulted from a net unrealized loss on investments in bonds available-for-sale of $18,975 and $12,231, respectively.

The Local Partnerships' net loss of approximately $283,000 for the three months ended September 30, 1999 was attributable to rental and other revenue of approximately $973,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $908,000 and approximately $348,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $339,000 for the three months ended September 30, 1998 was attributable to rental and other revenue of approximately $962,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $944,000 and approximately $357,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected in future periods.

Registrant's operations for the nine months ended December 30, 1999 and 1998 resulted in net losses of $829,098 and $865,729, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

partnerships of approximately $39,000 and a decrease in amortization expense of $10,000, partially offset by a decrease in interest revenue of approximately $18,000. Other comprehensive income (loss) for the nine months ended December 30, 1999 and 1998 resulted from a net unrealized gain (loss) on investments in bonds available-for-sale of ($70,808) and $20,340, respectively.

The Local Partnerships' net loss of approximately $749,000 for the nine months ended September 30, 1999 was attributable to rental and other revenue of approximately $2,952,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,651,000 and approximately $1,050,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $789,000 for the nine months ended September 30, 1998 was attributable to rental and other revenue of approximately $2,893,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,611,000 and approximately $1,071,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected in future periods.

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

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. Certain of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. In October 1997, Congress passed the Multifamily Assisted Housing and Reform and Affordability Act, whereby the United States Department of Housing and Urban Development ("HUD") was given the authority to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1998, where requested by an owner, for an additional one year term generally at or below existing rent levels, subject to certain guidelines. In October 1998, HUD issued a directive related to project based Section 8 contracts expiring during HUD's fiscal year 1999 which defined owners' notification responsibilities, advised owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provided guidance and procedures to owners, management agents, contract administrators and HUD staff on renewing Section 8 contracts, provided guidance on setting renewal rents and handling renewal rent increases and provided the requirements and procedures for opting-out of a Section 8 project based contract. In January 2000, HUD issued a new notice that provides updated guidance for those project based Section 8 contracts expiring during HUD's fiscal year 2000. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Three Local Partnerships' Section 8 contracts are currently subject to annual year-to-year renewals.

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

Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the nine months ended September 30, 1999, revenue from operations of the Local
Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. All of the Local Partnerships are effectively operating above or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees.

Year 2000 Compliance

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the year 2000 compliance ("Y2K") issue. As the year 2000 unfolds, certain systems may be unable to accurately process certain data-based information. Many businesses may need to upgrade existing systems or purchase new ones to correct the Y2K issue. Registrant has performed an assessment of its computer software and hardware and believes it has made the necessary upgrades in an effort to ensure compliance. However, there can be no assurance that the systems of other entities on which Registrant relies, including the Local Partnerships which report to Registrant on a periodic basis for the purpose of Registrant's reporting to its investors, will be sufficiently converted. To date, Registrant is not aware of any problems caused by Y2K. The total cost associated with Y2K implementation is not expected to materially impact Registrant's financial position or results of operations in any given year. However, there can be no assurance that a failure to convert by Registrant or another entity would not have a material adverse impact on Registrant.

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


                                       AMERICAN TAX CREDIT TRUST,
                                       a Delaware statutory business trust
                                       Series I

                                       By:  Richman American Credit Corp.,
                                            The Manager


Dated:  February 14, 2000              /s/  Richard Paul Richman
                                       ----------------------------------------
                                       by:  Richard Paul Richman
                                            President, Chief Executive
                                            Officer and Director of the Manager


Dated:  February 14, 2000              /s/  Neal Ludeke
                                       ----------------------------------------
                                       by:  Neal Ludeke
                                            Vice President and
                                            Treasurer of the Manager
                                            (Principal Financial and Accounting
                                            Officer of The Trust)