Form 10-K
period 2000-03-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2000-06-29
CIK 897315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                      (Mark One)
                  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended March 30, 2000

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
      (Exact name of registrant as specified in its governing instruments)

          Delaware                                          06-6385350
---------------------------------                   ---------------------------
(State or other jurisdiction                             (I.R.S. Employer
     of organization)                                   Identification No.)

Richman American Credit Corp.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                                06830
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:               (203) 869-0900

Securities registered pursuant to Section 12(b) of the Act:

         None                                            None
--------------------------            ------------------------------------------
(Title of each Class)                (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Beneficial Ownership Interest
                                (Title of Class)

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

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget
Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief Extension Act of 1998 and Tax and Trade Relief Extension Act of 1999 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay federal income tax. However, the owners of Registrant who are subject to federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the owners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

Item 2. Properties

The executive offices of Registrant and the Manager are located at 599 West Putnam Avenue, 3rd floor, Greenwich, Connecticut 06830. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the Manager.

Registrant's primary objective is to provide Low-income Tax Credits to Beneficial Owners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low- income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit
Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 1999, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

Certain of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of subsidies on page 4). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Three Local Partnerships' Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

Registrant owns a 98.9%-99% limited partnership interest ("Local Partnership Interest") in ten Local Partnerships reflected on page 4.


                                    Number       Capital contribution         Mortgage
 Name of Local Partnership          rental           obligation          loans payable as of    Subsidy
 Name of apartment complex            of        as of March 30, 2000        December 31,         (see
 Apartment complex location          units       Total         Paid             1999           footnotes)
 --------------------------          -----       -----         ----             ----           ----------
 ACP Housing Associates, L.P.
 ACP Housing Apartments
 New York, New York                   28      $  737,222   $   737,222    $    1,499,61          (1b)

 Creative Choice Homes VII, Ltd.
 Coral Gardens
 Homestead, Florida                   91        2,382,812    2,382,812         2,085,258     (1a & 1c)

 Edgewood Manor Associates, L.P.
 Edgewood Manor Apartments
 Philadelphia, Pennsylvania           49        1,963,799    1,963,799         1,854,306         (1b)

 Ledge / McLaren Limited Partnership
 Ledge / McLaren Apartments
 Nashua, New Hampshire                 8          343,079      343,079           456,643         (1b)

 Penn Apartment Associates
 Penn Apartments
 Chester, Pennsylvania                15          852,180      852,180           963,000         (1b)

 SB-92 Limited Partnership
 Shaker Boulevard Gardens
 Cleveland, Ohio                      73          795,255      795,255         2,043,114         (1b)

 St. Christopher's Associates,
 L.P. V
 Lehigh Park
 Philadelphia, Pennsylvania           29        2,075,785    1,998,985         2,180,000         (1b)

 St. John Housing Associates, L.P.
 St. John Homes
 Gary, Indiana                        144       3,546,861    3,546,861         4,382,140     (1a & 1c)

 Starved Rock - LaSalle Manor
    Limited Partnership
 LaSalle Manor
 LaSalle, Illinois                    48          634,327      634,327         1,761,610     (1a & 1c)

 Vision Limited Dividend Housing
    Association Limited Partnership
 Helen Odean Butler Apartments
 Detroit, Michigan                    97        1,410,544    1,410,544         5,130,127         (1b)
                                              -----------  -----------    --------------
                                              $14,741,864  $14,665,064    $  22,355,808
                                              ===========  ===========    =============

      (1) Description of subsidies:

         (a) Section 8 of Title II of the Housing and Community Development Act of 1974 allows qualified low-income tenants to pay thirty percent of their monthly income as rent with the balance paid by the federal government.

         (b) The Local Partnership's debt structure includes a principal or interest payment subsidy.

         (c) The Local Partnership's Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

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

                                     PART II

Item 5. Market for  Registrant's  Common  Equity  and  Related  Security  Holder
        Matters

Market Information and Holders

There is no established public trading market for Registrant's Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of Beneficial Owners of Units as of June 1, 2000 was 918, holding 18,654 Units.

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

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties which are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its owners. There were no cash distributions to the owners during the years ended March 30, 2000 and 1999.

Low-income Tax Credits, which are subject to various limitations, may be used by Beneficial Owners to offset federal income tax liabilities. The Low-income Tax Credits per Unit for each of the three closings, generated by Registrant and allocated to the Beneficial Owners for the tax years ended December 31, 1999 and 1998 and the cumulative Low-income Tax Credits allocated from inception through December 31, 1999 are as follows:

                                           First closing       Second closing       Third closing
                                         November 29, 1993    January 28, 1994      May 25, 1994
                                         -----------------    ----------------      ------------
Low-income Tax Credits:
-----------------------
Tax year ended December 31, 1999            $  138.81        $  138.81                $  138.81
Tax year ended December 31, 1998               138.81           138.81                   138.81

Cumulative totals                           $  698.76        $  696.58                $  684.06

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

                                                   Years Ended March 30,
                           --------------------------------------------------------------------
                              2000          1999           1998           1997          1996
                           ------------  ------------   -----------   ------------  -----------
 Interest revenue          $  117,050    $  135,553    $    141,902    $    156,201  $  268,044
                           ==========    ==========    ============    ============  ==========
 Equity in loss of
  investment in local
  partnerships             $(1,036,130)  $(1,059,127)  $ (1,023,224)   $ (1,070,651) $ (590,457)
                           ===========   ===========   ============    ============  ==========

 Net loss                  $(1,146,850)  $(1,170,347)  $ (1,119,287)   $ (1,170,580) $ (590,132)
                           ===========   ===========   ============    ============  ==========

 Net loss per unit of
  beneficial ownership
  interest (18,654
  Units)                  $     (60.87)  $    (62.11)  $     (59.40)   $     (62.12) $   (31.32)
                          ============   ===========   ============    ============  ==========

                           --------------------------------------------------------------------
                                                     As of March 30,
                              2000          1999           1998          1997          1996
                           ------------  ------------   -----------   ------------  -----------
 Total assets              $ 11,319,171  $ 12,715,649   $14,089,314   $ 15,071,351  $17,438,812
                           ============  ============   ===========   ============  ===========


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

Capital Resources and Liquidity

Registrant admitted beneficial owners (the "Beneficial Owners") in three closings with aggregate Beneficial Owners' capital contributions of $18,654,000. In connection with the offering of the sale of units of beneficial ownership, Registrant incurred organization and offering costs of approximately $2,331,000 and established a working capital reserve of approximately $1,287,000. The remaining net proceeds of approximately $15,036,000 (the "Net Proceeds") were available to be applied to the acquisition of limited partnership interests in local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). Registrant has utilized the Net Proceeds in acquiring an interest in ten Local Partnerships. Restricted cash in the balance sheet as of March 30, 2000 represents an outstanding capital contribution payable to a Local Partnership and accrued interest thereon, which is payable upon such Local Partnership's satisfaction of specified conditions.

As of March 30, 2000, Registrant has unrestricted cash and cash equivalents and investments in bonds totaling $1,939,576, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 2000, Registrant's investments in bonds represent corporate bonds of $936,079 with various maturity dates ranging from 2003 to 2016. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the year ended March 30, 2000, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and a capital contribution to a Local Partnership. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $4,000 during the year ended March 30, 2000 (which is net of a net unrealized loss on investments in bonds of approximately $59,000 and the amortization of net premium on investments in bonds of approximately $4,000) and restricted cash decreased by approximately $283,000 primarily as a result of a capital contribution paid to a Local Partnership. Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

During the year ended March 30, 2000, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 1999 of $1,036,130 and cash distributions received from Local Partnerships of $62,385. Payable to manager in the accompanying balance sheet as of March 30, 2000 represents accrued management fees.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost which includes capital contributions payable, and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. As of March 30, 2000, no investment in any Local Partnership has reached a zero balance.

Registrant's operations for the years ended March 30, 2000, 1999 and 1998 resulted in net losses of $1,146,850, $1,170,347 and $1,119,287, respectively.

The Local Partnerships' net loss of approximately $1,047,000 for the year ended December 31, 1999 includes depreciation and amortization expense of approximately $1,289,000 and interest on non-mandatory debt of approximately $295,000, and does not include principal payments on permanent mortgages of approximately $364,000. The Local Partnerships' net loss of approximately $1,068,000 for the year ended December 31, 1998 includes depreciation and amortization expense of approximately $1,396,000 and interest on non-mandatory debt of approximately $300,000, and does not include principal payments on permanent mortgages of approximately $349,000. The Local Partnerships' net loss of approximately $1,032,000 for the year ended December 31, 1997 includes depreciation and amortization expense of approximately $1,439,000 and interest on non-mandatory debt of approximately $309,000, and does not include principal payments on permanent mortgages and construction loans of approximately $330,000. The results of operations of the Local Partnerships for the year ended December 31, 1999 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective is to provide Low-income Tax Credits to Beneficial Owners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low- income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit
Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 1999, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. Certain of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a
Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Three Local Partnerships' Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the year ended December 31, 1999, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, one Local Partnership's operating information indicates an operating deficit after taking into account its mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of ACP Housing Associates, L.P. ("ACP Housing") require the Local General Partners to advance funds to cover operating deficits through October 2003 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. ACP Housing incurred an operating deficit of approximately $21,000 for the year ended December 31, 1999, which includes property management fees of approximately $9,000. As of December 31, 1999, the Local General Partners have advanced approximately $14,000 under their Deficit Guarantee obligation (none of which was advanced during 1999) and payments on the mortgage and real estate taxes are current. Of Registrant's total annual Low-income Tax Credits, approximately 5% is allocated from ACP Housing.

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations during its period of ownership of the Local Partnership Interests.

Year 2000

Registrant successfully completed a program to ensure Year 2000 readiness. As a result, Registrant had no Year 2000 problems that affected its business, results of operations or financial condition.

Item 7a.  Quantitative and Qualitative Disclosure About Market Risk

Registrant has invested a significant portion of its working capital reserves in corporate bonds. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment's maturity date. Since Registrant's investments in bonds have various maturity dates through 2016, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to assist an under performing Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.

                           AMERICAN TAX CREDIT TRUST,

                       a Delaware statutory business trust

                                    Series I

Item 8. Financial Statements and Supplementary Data

                             Table of Contents                             Page

Independent Auditors' Report.................................................12

Balance Sheets...............................................................13

Statements of Operations.....................................................14

Statements of Changes in Owners' Equity (Deficit)............................15

Statements of Cash Flows.....................................................16

Notes to Financial Statements................................................18


No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                          Independent Auditors' Report

To the Manager and Beneficial Owners
American Tax Credit Trust,
a Delaware statutory business trust Series I

        We have audited the accompanying balance sheets of American Tax Credit Trust, a Delaware statutory business trust Series I as of March 30, 2000 and 1999, and the related statements of operations, changes in owners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2000. These financial statements are the responsibility of the trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Trust, a Delaware statutory business trust Series I as of March 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 2000, in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman

Bethesda, Maryland
May 26, 2000

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                                 BALANCE SHEETS
                             MARCH 30, 2000 AND 1999

                                                                 Notes         2000             1999
                                                                -------     ------------    ------------
ASSETS

Cash and cash equivalents                                            3,9    $  1,003,497    $    937,143
Restricted cash                                                    3,5,9         127,932         410,767
Investments in bonds                                                 4,9         936,079         998,384
Investment in local partnerships                                     5,8       9,235,937      10,353,629
Interest receivable                                                    9          15,726          15,726
                                                                            ------------    ------------

                                                                            $ 11,319,171    $ 12,715,649
                                                                            ============    ============

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                                     $     25,200    $     25,380
  Payable to manager                                                 6,8         566,037         473,920
  Capital contributions payable                                      5,9          76,800         366,617
  Interest payable                                                   5,9          51,132          44,150
                                                                            ------------    ------------

                                                                                 719,169         910,067
                                                                            ------------    ------------
Commitments and contingencies                                        5,8

Owners' equity (deficit)                                             2,4

  Manager                                                                       (57,369)        (45,900)
  Beneficial owners (18,654 units of beneficial ownership
    interest outstanding)                                                    10,708,711      11,844,092
  Accumulated other comprehensive income (loss), net                            (51,340)          7,390

                                                                              10,600,002      11,805,582
                                                                            ------------    ------------
                                                                            $ 11,319,171    $ 12,715,649
                                                                            ============    ============

                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 30, 2000, 1999 AND 1998

                                                Notes      2000           1999           1998
                                               -------  -----------    -----------    -----------
REVENUE

Interest                                                $   117,050    $   135,553    $   141,902
                                                        -----------    -----------    -----------
TOTAL REVENUE                                               117,050        135,553        141,902
                                                        -----------    -----------    -----------

EXPENSES

Management fee                                   6,8        192,117        192,238        193,819
Professional fees                                            23,914         30,454         16,477
Printing, postage and other                                  11,739         14,081         12,669
Amortization                                                                10,000         15,000
                                                        -----------    -----------    -----------
TOTAL EXPENSES                                              227,770        246,773        237,965
                                                        -----------    -----------    -----------
Loss from operations                                       (110,720)      (111,220)       (96,063)

Equity in loss of investment in local
   partnerships                                    5
                                                         (1,036,130)    (1,059,127)    (1,023,224)
                                                        -----------    -----------    -----------
NET LOSS
                                                         (1,119,287)    (1,146,850)    (1,170,347)
                                                        -----------    -----------    -----------
Other comprehensive income (loss)                  4        (58,730)         2,302         70,325

COMPREHENSIVE LOSS                                      $(1,205,580)   $(1,168,045)   $(1,048,962)
                                                        -----------    -----------    -----------


                                                   2

NET LOSS ATTRIBUTABLE TO

   Manager                                              $   (11,469)   $   (11,703)   $   (11,193)
   Beneficial owners
                                                         (1,135,381)    (1,158,644)    (1,108,094)
                                                        -----------    -----------    -----------

                                                        $(1,146,850)   $(1,170,347)   $(1,119,287)
                                                        ===========    ===========    ===========

NET LOSS per unit of beneficial
   ownership interest (18,654 units of                  $    (60.87)   $    (62.11)   $    (59.40)
      beneficial ownership interest)                    ===========    ===========    ===========

                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                STATEMENTS OF CHANGES IN OWNERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 30, 2000, 1999 AND 1998

                                                                            Accumulated
                                                                               Other
                                                                           Comprehensive
                                                             Beneficial    Income (Loss),
                                             Manager          Owners            Net            Total
                                           ------------    ------------    ------------    ------------
Owners' equity (deficit), March 30, 1997   $    (23,004)   $ 14,110,830    $    (65,237)   $ 14,022,589

Net loss                                        (11,193)     (1,108,094)                     (1,119,287)

Other comprehensive income, net                                                  70,325          70,325
                                           ------------    ------------    ------------    ------------
Owners' equity (deficit), March 30, 1998        (34,197)     13,002,736           5,088      12,973,627

Net loss                                        (11,703)     (1,158,644)                     (1,170,347)

Other comprehensive income, net                                                   2,302           2,302
                                           ------------    ------------    ------------    ------------
Owners' equity (deficit), March 30, 1999        (45,900)     11,844,092           7,390      11,805,582

Net loss                                        (11,469)     (1,135,381)                     (1,146,850)

Other comprehensive loss, net                                                   (58,730)        (58,730)
                                           ------------    ------------    ------------    ------------
Owners' equity (deficit), March 30, 2000   $    (57,369)   $ 10,708,711    $    (51,340)   $ 10,600,002
                                           ============    ============    ============    ============

                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 30, 2000, 1999 AND 1998

                                                         2000           1999           1998
                                                      -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                     $   127,607    $   144,822    $   148,210
Cash paid for
   management fee                                        (100,000)      (100,000)      (125,000)
   professional fees                                      (23,594)       (29,574)       (23,777)
   printing, postage and other expenses                   (12,239)       (12,081)       (12,830)
                                                      -----------    -----------    -----------
Net cash provided by (used in) operating activities        (8,226)         3,167        (13,397)
                                                      -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                 62,385        102,497        124,338
Transfer from (to) restricted cash                        282,835        300,738         (5,567)
Investment in local partnerships                         (270,640)      (306,433)
Investments in bonds (includes $282 of accrued
   interest)                                                                            (98,490)
                                                      -----------    -----------    -----------
Net cash provided by investing activities                  74,580         96,802         20,281
                                                      -----------    -----------    -----------
Net increase in cash and cash equivalents                  66,354         99,969          6,884

Cash and cash equivalents at beginning of year            937,143        837,174        830,290
                                                      -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR              $ 1,003,497    $   937,143    $   837,174
                                                      ===========    ===========    ===========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net   $   (58,730)   $     2,302    $    70,325
                                                      ===========    ===========    ===========

Decrease in capital contributions payable             $   (19,177)
                                                      ===========

================================================================================
See reconciliation of net loss to net cash provided by (used in) operating activities on page 17.

                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                     STATEMENTS OF CASH FLOWS - (Continued)
                    YEARS ENDED MARCH 30, 2000, 1999 AND 1998

                                                                2000             1999            1998
                                                            -----------    -----------    -----------
RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net loss                                                    $(1,146,850)   $(1,170,347)   $(1,119,287)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

      Equity in loss of investment in local partnerships      1,036,130      1,059,127      1,023,224
      Amortization of organization costs                                        10,000         15,000
      Amortization of net premium on investments in bonds         3,575          3,574          3,574
      Increase in interest receivable                                                          (2,833)
      Increase (decrease) in accounts payable and accrued
      expenses                                                     (180)         2,880         (7,461)
      Increase in payable to manager                             92,117         92,238         68,819
      Increase in interest payable                                6,982          5,695          5,567
                                                            -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         $    (8,226)   $     3,167    $   (13,397)
                                                            ===========    ===========    ===========

                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 30, 2000, 1999 AND 1998

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

    The Trust accounts for its investment in local partnerships in accordance with the equity method of accounting, under which the investment is carried at cost which includes capital contributions payable, and is adjusted for the Trust's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to the Trust is recognized to the extent of the Trust's investment balance in each Local Partnership. Equity in loss in excess of the Trust's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. Previously unrecognized equity in loss of any Local Partnership is recognized in the fiscal year in which equity in income is earned by such Local Partnership or additional investment is made by the Partnership. Distributions received subsequent to the elimination of an investment balance for any such investment in a Local Partnership are recorded as other income from local partnerships.

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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998

1.  Organization,   Purpose  and  Summary  of  Significant  Accounting  Policies
    (continued)

    Restricted Cash

    Restricted  cash  is  set  aside  to  make  the  Trust's   required  capital
    contributions to Local Partnerships (see Notes 3 and 5).

    Investments in Bonds

    Investments in bonds are classified as available-for-sale and represent investments that the Trust intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell an investment would be based on various factors, including significant movements in interest rates and liquidity needs. Investments in bonds are carried at estimated fair value and unrealized gains or losses are included as items of comprehensive income (loss) and are reported as a separate component of owners' equity (deficit).

    Premiums and discounts on investments in bonds are amortized (accreted) using the straight-line method over the life of the investment. Amortized premiums offset interest revenue, while the accretion of discounts and zero coupon bonds are included in interest revenue. Realized gain (loss) on redemption or sale of investments in bonds are included in, or offset against, interest revenue on the basis of the adjusted cost of each specific investment redeemed or sold.

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

    Income Taxes

    No provision for income taxes has been made because all income, losses and tax credits are allocated to the owners for inclusion in their respective tax returns. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," the Trust has included in
    Note 7 disclosures related to differences in the book and tax bases of accounting.

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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998

3.  Cash and Cash Equivalents and Restricted Cash

    As of March 30, 2000, the Trust has cash and cash equivalents and restricted cash in the aggregate of $1,131,429 which are deposited in interest-bearing accounts with an institution which is not insured by the Federal Deposit Insurance Corporation.

4.  Investments in Bonds

    The Trust carries its investments in bonds as available-for-sale because such investments are used to facilitate and provide flexibility for the Trust's obligations, including resolving circumstances which may arise in connection with the Local Partnerships. Investments in bonds are reflected in the accompanying balance sheets at estimated fair value.

    As of March 30, 2000, certain information concerning investments in bonds is as follows:

                                                     Gross        Gross      Estimated
                                        Amortized  unrealized   unrealized      fair
   Description and maturity               cost       gains        losses       value
   ------------------------            ----------  ----------   ----------   ---------
Corporate debt securities
  After one year through five years    $  99,104   $    --      $  (1,259)   $  97,845
  After five years through ten years     686,163        --        (39,028)     647,135
  After ten years                        202,152        --        (11,053)     191,099
                                       ---------   -------      ---------    ---------
                                       $ 987,419   $    --      $ (51,340)   $ 936,079
                                       =========   =======      =========    =========


    As of March 30, 1999, certain information concerning investments in bonds is as follows:

                                                     Gross        Gross      Estimated
                                        Amortized  unrealized   unrealized      fair
   Description and maturity               cost       gains        losses       value
   ------------------------            ----------  ----------   ----------   ---------
Corporate debt securities
  After one year through five years    $  98,806   $   3,105    $    --      $ 101,911
  After five years through ten years     690,081       9,317       (2,681)     696,717
  After ten years                        202,107         158       (2,509)     199,756
                                       ---------   -------      ---------    ---------
                                       $ 990,994   $  12,580    $  (5,190)   $ 998,384
                                       =========   =======      =========    =========

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998

5.  Investment in Local Partnerships

    As of March 30, 2000, the Trust owns a 98.9%-99% limited partnership interest in the following Local Partnerships:

       1.   ACP Housing Associates, L.P.;
       2.   Creative Choice Homes VII, Ltd.;
       3.   Edgewood Manor Associates, L.P.;
       4.   Ledge / McLaren Limited Partnership;
       5.   Penn Apartment Associates;
       6.   SB-92 Limited Partnership;
       7.   St. Christopher's Associates, L.P. V;*
       8.   St. John Housing Associates, L.P.;
       9.   Starved Rock - LaSalle Manor Limited Partnership; and
      10.   Vision Limited  Dividend  Housing  Association Limited Partnership.

         * Affiliates of the Manager provide services to the Local Partnership.

    The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Trust has committed to make capital contribution payments in the aggregate amount of $14,741,864, of which the Trust has paid $14,665,064 and $76,800 is payable as of March 30, 2000. Restricted cash in the accompanying balance sheet as of March 30, 2000 represents such outstanding capital contribution along with accrued interest thereon of $51,132. The outstanding capital contribution is payable upon one Local Partnership's satisfaction of specified conditions. As of December 31, 1999, the Local Partnerships have outstanding mortgage loans payable totaling approximately $22,356,000 and accrued interest payable on such loans totaling approximately $1,222,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

    The combined balance sheets of the Local Partnerships as of December 31, 1999 and 1998 and the combined statements of operations of the Local Partnerships for the years ended December 31, 1999, 1998 and 1997 are reflected on pages 22 and 23, respectively.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998

5.  Investment in Local Partnerships (continued)

    The combined balance sheets of the Local Partnerships as of December 31, 1999 and 1998 are as follows:

                                                                     1999              1998
                                                                 ------------    ------------
ASSETS

Cash and cash equivalents                                        $    515,116    $    487,409
Rents receivable                                                      117,466          35,870
Capital contributions receivable                                       76,800         366,617
Escrow deposits and reserves                                        1,647,606       1,538,075
Land                                                                1,267,153       1,267,153
Buildings and improvements (net of accumulated depreciation of
  $6,762,545 and $5,525,125)                                       30,321,993      31,464,189
Intangible assets (net of accumulated amortization of $176,272
  and $140,093)                                                       302,368         353,547
Other                                                                 250,222         257,139
                                                                 ------------    ------------
                                                                 $ 34,498,724    $ 35,769,999
                                                                 ============    ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                          $    465,926    $    311,095
  Due to related parties                                              896,462       1,078,506
  Mortgage loans                                                   22,355,808      22,720,227
  Notes payable                                                       100,000         100,000
  Accrued interest                                                  1,221,503         979,948
  Other                                                               158,432         147,844
                                                                 ------------    ------------
                                                                   25,198,131      25,337,620
                                                                 ------------    ------------
Partners' equity (deficit)

  American Tax Credit Trust, Series I
    Capital contributions, net of distributions (includes
      receivable of $76,800 and $366,617)                          14,449,644      14,534,206
    Cumulative loss                                                (5,213,707)     (4,177,577)
                                                                 ------------    ------------

                                                                    9,235,937      10,356,629
  General partners and other limited partners
    Capital contributions, net of distributions                       341,103         341,718
    Cumulative loss                                                  (276,447)       (265,968)
                                                                 ------------    ------------
                                                                       64,656          75,750
                                                                 ------------    ------------
                                                                    9,300,593      10,432,379
                                                                 ------------    ------------
                                                                 $ 34,498,724    $ 35,769,999
                                                                 ============    ============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998

5.  Investment in Local Partnerships (continued)

    The combined statements of operations of the Local Partnerships for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                       1999         1998           1997
                                                  -----------    -----------    -----------
REVENUE

Rental                                            $ 3,807,841    $ 3,737,970    $ 3,730,675
Interest and other                                    172,059        160,274        142,800
                                                  -----------    -----------    -----------
TOTAL REVENUE                                       3,979,900      3,898,244      3,873,475
                                                  -----------    -----------    -----------

EXPENSES

Administrative                                        722,397        721,849        695,834
Utilities                                             505,172        480,467        477,870
Operating, maintenance and other                    1,073,881        934,059        814,082
Taxes and insurance                                   475,010        453,325        472,030
Financial (including amortization of $51,179,
  $34,464 and $35,478)                              1,012,629      1,015,095      1,041,730
Depreciation                                        1,237,420      1,361,510      1,403,541
                                                  -----------    -----------    -----------
 TOTAL EXPENSES                                     5,026,509      4,966,305      4,905,087
                                                  -----------    -----------    -----------
NET LOSS                                          $(1,046,609)   $(1,068,061)   $(1,031,612)
                                                  ===========    ===========    ===========

 NET LOSS ATTRIBUTABLE TO

   American Tax Credit Trust, Series I            $(1,036,130)   $(1,059,127)   $(1,023,224)
   General partners and other limited partners,
    which includes specially allocated items of
    revenue to certain general partners of
    $1,883 in 1998                                    (10,479)        (8,934)        (8,388)
                                                  -----------    -----------    -----------
                                                  $(1,046,609)   $(1,068,061)   $(1,031,612)
                                                  ===========    ===========    ===========

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998

5.  Investment in Local Partnerships (continued)

    Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 2000 is as follows:


                                          Investment       Trust's      Decrease in         Cash        Investment in    Capital
                                          in Local        equity in      investment     distributions      Local      contributions
                                         Partnership     loss for the     during       received during   Partnership     payable
                                        balance as of     year ended   the year ended  the year ended   balance as of     as of
                                          March 30,     December 31,     March 30,       March 30,       March 30,     March 30,
Name of Local Partnership                   1999           1999           2000             2000            2000           2000
-------------------------              ------------    ------------    ------------    ------------    ------------   ------------
ACP Housing Associates, L.P.           $    453,782    $   (110,416)   $       --      $       --      $    343,366   $       --

Creative Choice Homes VII, Ltd.           1,802,599        (204,654)           --              --         1,597,945           --

Edgewood Manor Associates, L.P.           1,218,131        (157,050)           --              --         1,061,081           --

Ledge / McLaren Limited
 Partnership                                295,721         (16,035)           --            (1,500)        278,186           --


Penn Apartment Associates                   357,786         (97,194)           --              --           260,592           --

SB-92 Limited Partnership                   486,769        (114,686)           --              --           372,083           --

St. Christopher's Associates, L.P. V      1,413,268        (139,437)           --              --         1,273,831         76,800

St. John Housing Associates, L.P.         2,872,142         (61,821)           --           (60,885)      2,749,436           --


Starved Rock - LaSalle Manor
 Limited Partnership                        467,353         (16,315)           --              --           451,038           --

Vision Limited Dividend Housing
 Association Limited Partnership            986,078        (118,522)        (19,177)           --           848,379           --
                                       ------------    ------------    ------------    ------------    ------------   ------------
                                       $ 10,353,629    $ (1,036,130)   $    (19,177)   $    (62,385)   $  9,235,937   $     76,800
                                       ============    ============    ============    ============    ============   ============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998

5.  Investment in Local Partnerships (continued)

    Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 1999 is as follows:

                                       Investment       Trust's         Cash        Investment in    Capital
                                       in Local        equity in    distributions      Local       contributions
                                      Partnership     loss for the received during   Partnership     payable
                                     balance as of     year ended  the year ended   balance as of     as of
                                       March 30,     December 31,    March 30,       March 30,       March 30,
Name of Local Partnership                1998            1998           1999            1999           1999
-------------------------           ------------    ------------    ------------    ------------    ------------
ACP Housing Associates, L.P.       $    552,217    $    (98,435)   $       --      $    453,782   $       --

Creative Choice Homes VII, Ltd.       2,053,801        (251,202)           --         1,802,599           --

Edgewood Manor Associates, L.P.       1,353,728        (135,597)           --         1,218,131           --

Ledge / McLaren Limited
 Partnership                            304,052          (8,331)           --           295,721           --


Penn Apartment Associates               449,492         (91,706)           --           357,786           --

SB-92 Limited Partnership               573,532         (83,763)         (3,000)        486,769           --

St. Christopher's Associates, L.P.V   1,552,057        (138,789)           --         1,413,268         76,800


St. John Housing Associates, L.P      3,077,839        (106,200)        (99,497)      2,872,142           --


Starved Rock - LaSalle Manor

 Limited Partnership                    498,033         (30,680)           --           467,353           --

Vision Limited Dividend Housing

 Association Limited Partnership      1,100,502        (114,424)           --           986,078        289,817
                                   ------------    ------------    ------------    ------------   ------------
                                   $ 11,515,253    $ (1,059,127)   $   (102,497)   $ 10,353,629   $    366,617
                                   ============    ============    ============    ============   ============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998

5.  Investment in Local Partnerships (continued)

    Property information for each Local Partnership as of December 31, 1999 is as follows:

                                        Mortgage                   Buildings and   Accumulated
   Name of Local Partnership          loans payable    Land        improvements    depreciation
   -------------------------         ------------   ------------   ------------    ------------
   ACP Housing Associates, L.P.      $  1,499,610   $     14,000   $  2,505,364    $   (301,515)
   Creative Choice Homes VII, Ltd.      2,085,258        500,000      4,091,851        (544,279)
   Edgewood Manor Associates, L.P.      1,854,306         53,850      3,666,224        (830,553)
   Ledge / McLaren Limited
     Partnership                          456,643        123,673        679,868         (95,754)
   Penn Apartment Associates              963,000         13,357      1,783,668        (291,895)
   SB-92 Limited Partnership            2,043,114         73,000      3,022,503        (676,046)
   St. Christopher's
     Associates, L.P. V                 2,180,000         31,829      3,783,012        (773,738)
   St. John Housing
     Associates, L.P.                   4,382,140         74,800      8,279,308      (1,641,846)
   Starved Rock - LaSalle Manor
     Limited Partnership                1,761,610        202,845      2,504,929        (392,381)
   Vision Limited Dividend Housing
     Association Limited
     Partnership                        5,130,127        179,799      6,767,811      (1,214,538)
                                     ------------   ------------   ------------    ------------
                                     $ 22,355,808   $  1,267,153   $ 37,084,538    $ (6,762,545)
                                     ============   ============   ============    ============


    Property information for each Local Partnership as of December 31, 1998 is as follows:

                                        Mortgage                   Buildings and   Accumulated
   Name of Local Partnership          loans payable    Land        improvements    depreciation
   -------------------------         ------------   ------------   ------------    ------------
   ACP Housing Associates, L.P.      $  1,503,781   $     14,000   $  2,505,364    $   (236,145)
   Creative Choice Homes VII, Ltd.      2,122,043        500,000      4,091,851        (422,382)
   Edgewood Manor Associates, L.P.      1,856,702         53,850      3,641,770        (696,553)
   Ledge / McLaren Limited
     Partnership                          458,804        123,673        677,680         (74,053)
   Penn Apartment Associates              963,000         13,357      1,783,668        (244,010)
   SB-92 Limited Partnership            2,074,031         73,000      2,989,358        (560,859)
   St. Christopher's
     Associates, L.P. V                 2,180,000         31,829      3,783,012        (636,188)
   St. John Housing
     Associates, L.P.                   4,476,604         74,800      8,271,928      (1,419,336)
   Starved Rock - LaSalle Manor
     Limited Partnership                1,786,897        202,845      2,476,872        (325,979)
   Vision Limited Dividend Housing
     Association Limited  Partnership   5,298,365        179,799      6,767,811        (909,620)
                                     ------------   ------------   ------------    ------------
                                     $ 22,720,227   $  1,267,153   $ 36,989,314    $ (5,525,125)
                                     ============   ============   ============    ============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998

5.  Investment in Local Partnerships (continued)

    The summary of property activity during the year ended December 31, 1999 is as follows:

                                                      Net change during
                                   Balance as of        the year ended        Balance as of
                                   December 31,          December 31,         December 31,
                                       1998                  1999                 1999
                                    -----------          -----------           -----------
   Land                              $1,267,153           $     --              $1,267,153
   Buildings and improvements        36,989,314             95,224              37,084,538
                                    -----------          -----------           -----------
                                     38,256,467             95,224              38,351,691

   Accumulated depreciation          (5,525,125)          (1,237,420)           (6,762,545)
                                    -----------          -----------           -----------
                                    $32,731,342          $(1,142,196)          $31,589,146
                                    ===========          ===========           ===========

6.  Transactions with Manager and Affiliates

    For the years ended  March 30,  2000,  1999 and 1998,  the Trust paid and/or
    incurred  the  following   amounts  to  the  Manager  and/or  affiliates  in
    connection with services provided to the Trust:

                                            2000                 1999                 1998
                                     -------------------  -------------------   -------------------
                                       Paid     Incurred    Paid     Incurred     Paid     Incurred
                                     --------   --------  --------   --------   --------   --------
    Management fee (see Note 8)      $100,000   $192,117  $100,000   $192,238   $125,000   $193,819


    For the years ended December 31, 1999, 1998 and 1997, the Local Partnerships paid and/or incurred the following amounts to the Manager and/or affiliates in connection with services provided to the Local Partnerships:

                                                1999                 1998                   1997
                                        -------------------   -------------------   -------------------
                                          Paid     Incurred     Paid     Incurred     Paid     Incurred
                                        --------   --------   --------   --------   --------   --------
      Property management fees          $ 12,180   $ 12,479   $ 12,160   $ 12,920   $ 12,180   $ 12,180

      Insurance and other services        16,706     14,957     10,642     13,096      4,213     13,855

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998

7.  Taxable Loss

    A reconciliation of the financial statement net loss of the Trust for the years ended March 30, 2000, 1999 and 1998 to the tax return net loss for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                         2000         1999            1998
                                                    -----------    -----------    -----------
Financial statement net loss for the years ended
  March 30, 2000, 1999 and 1998                     $(1,146,850)   $(1,170,347)   $(1,119,287)

Add (less) net transactions occurring between
  January 1, 1997 and March 30, 1997                       --             --          (35,681)
  January 1, 1998 and March 30, 1998                       --          (15,851)        15,851
  January 1, 1999 and March 30, 1999                    (26,666)        26,666           --
  January 1, 2000 and March 30, 2000                     23,342           --             --
                                                    -----------    -----------    -----------
Adjusted financial statement net loss for the
  years ended December 31, 1999, 1998 and 1997       (1,150,174)    (1,159,532)    (1,139,117)

Adjustment to management fee pursuant to Internal
  Revenue Code Section 267                               90,558         93,819         94,348

Differences arising from equity in loss of
  investment in local partnerships                      (23,550)      (137,771)      (159,124)

Other differences                                           461           (220)           (15)
                                                    -----------    -----------    -----------
Tax return net loss for the years ended December
  31, 1999, 1998 and 1997                           $(1,082,705)   $(1,203,704)   $(1,203,908)
                                                    ===========    ===========    ===========

    The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 1999 and 1998 are as follows:

                                                                       1999              1998
                                                                  ------------      ------------
      Investment in local partnerships - financial reporting      $  9,235,937      $ 10,356,629
      Investment in local partnerships - tax *                       8,550,525         9,404,951
                                                                  ------------      ------------
                                                                  $    685,412      $    951,678
                                                                  ============      ============

      * Capital contributions payable to Local Partnerships are not included in the investment balance for tax purposes.

    Payable to manager in the accompanying balance sheets represents accrued management fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998

8.  Commitments and Contingencies

    Pursuant to the Trust Agreement, the Trust is required to pay to the Manager an annual management fee ("Management Fee") for its services in connection with the management of the affairs of the Trust, subject to certain provisions of the Trust Agreement. The annual Management Fee is equal to 0.5% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties. The Trust incurred a Management Fee of $192,117, $192,238 and $193,819 for the years ended March 30, 2000, 1999 and 1998, respectively. Unpaid Management Fees in the amount of $566,037 and $473,920 are recorded as payable to manager in the accompanying balance sheets as of March 30, 2000 and 1999, respectively.

    The rents of the Properties, certain of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. The Trust cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Three Local Partnerships' Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

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

    The estimated fair value of the Trust's financial instruments as of March 30, 2000 and 1999 are disclosed elsewhere in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Registrant has no officers or directors. The Manager manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The executive officers and directors of the Manager are:

                          Served in present
Name                      capacity since 1       Position held
----                      --------------         -------------

Richard Paul Richman      May 10, 1993           President and Director
Stephen B. Smith          May 10, 1993           Executive Vice President
David A. Salzman          May 10, 1993           Vice President and Secretary
Neal Ludeke               May 10, 1993           Vice President and Treasurer

--------------------------------------------------------------------------------
1 Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.

Richard Paul Richman, age 52, is the sole Director and President of the Manager. Mr. Richman is the President and principal stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of the Manager and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of the Manager and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credit Properties Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties L.P., a director of Richman Tax Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties II L.P. and a director of Richman Housing Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties III L.P.

Stephen B. Smith, age 56, is the Executive Vice President of the Manager. Mr. Smith is responsible for marketing and investment program development for Richman Group. From 1989 until joining Richman Group in 1993, Mr. Smith was an independent advisor to developers, lenders and institutional investors on matters related to real estate investments.

David A. Salzman, age 39, is a Vice President and the Secretary of the Manager and a minority stockholder of Richman Group. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication as a Vice President of acquisitions of Richman Group.

Neal Ludeke, age 42, is a Vice President and the Treasurer of the Manager. Mr. Ludeke, a Vice President and the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. ("RAM"), an affiliate of the Manager. Mr. Ludeke's responsibilities in connection with RAM include advisory services provided to a small business investment company and various partnership management functions.


Item 11.  Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of the Manager any remuneration. During the year ended March 30, 2000, the Manager did not pay any remuneration to any of its officers or its director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of June 1, 1999, no person or entity was known by Registrant to be the Beneficial Owner of more than five percent of the Units. The Manager is wholly-owned by Richard Paul Richman.

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

Transactions with Manager and Affiliates

The net tax losses and Low-income Tax Credits generated by Registrant during the year ended December 31, 1999 allocated to the Manager were $10,826 and $26,155, respectively.

Indebtedness of Management

No officer or director of the Manager or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2000.

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

          (3)  Exhibits

                                                               Incorporated by
                              Exhibit                          Reference to
                              -------                          ------------
    10.1       Credit Agreement dated as of December     Exhibit 10.1 to Form 10-Q Report
               27, 1993 between Trust and Citibank N.A.  dated December 30, 1993
                                                         (File No. 33-58032)

    10.2       Security and Pledge Agreement dated as    Exhibit 10.2 to Form 10-Q Report
               of December 27, 1993 between Trust and    dated December 30, 1993
               Citibank N.A.                             (File No. 33-58032)

    10.3       Cash Collateral Agreement dated as of     Exhibit 10.3 to Form 10-Q Report
               December 27, 1993 between Trust and       dated December 30, 1993
               Citibank N.A.                             (File No. 33-58032)

    10.4       Promissory Note dated December 27, 1993   Exhibit 10.4 to Form 10-Q Report
               from Trust to Citibank N.A.               dated December 30, 1993
                                                         (File No. 33-58032)
    10.5       Tri-Party Agreement dated as of           Exhibit 10.5 to Form 10-Q Report
               December 27, 1993 between Trust,          dated December 30, 1993
               Citibank N.A. and United States Trust     (File No. 33-58032)
               Company of New York

    10.6       ACP Housing Associates, L.P. Amended      Exhibit 10.1 to Form 10-Q Report
               and Restated Agreement of Limited         dated September 29, 1995
               Partnership                               (File No. 0-24600)

    10.7       Creative Choice Homes VII, Ltd. Amended   Exhibit 10.1 to Form 10-Q Report
               and Restated Agreement of Limited         dated December 30, 1994
               Partnership                               (File No. 0-24600)

    10.8       Edgewood Manor Associates, L.P. Amended   Exhibit 10.6 to Form 10-K Report
               and Restated Agreement of Limited         dated March 30, 1994
               Partnership                               (File No. 33-58032)

    10.9       Ledge / McLaren Limited Partnership       Exhibit 10.2 to Form 10-Q Report
               Amended and Restated Agreement of         dated December 30, 1994
               Limited Partnership                       (File No. 0-24600)

    10.10      Penn Apartment Associates Amended and     Exhibit 10.7 to Form 10-K Report
               Restated Agreement of Limited             dated March 30, 1994
               Partnership                               (File No. 33-58032)

                                                               Incorporated by
                              Exhibit                          Reference to
                              -------                          ------------
    10.11      First Amendment to Penn Apartment         Exhibit 10.8 to Form 10-K Report
               Associates Amended and Restated           dated March 30, 1994
               Agreement of Limited Partnership          (File No. 33-58032)

    10.12      Second Amendment to Penn Apartment        Exhibit 10.9 to Form 10-K Report
               Associates Amended and Restated           dated March 30, 1994
               Agreement of Limited Partnership          (File No. 33-58032)

    10.13      SB-92 Limited Partnership Amended and     Exhibit 10.6 to Form 10-Q Report
               Restated Agreement of Limited             dated December 30, 1993
               Partnership                               (File No. 33-58032)

    10.14      St. Christopher's Associates, L.P. V      Exhibit 10.1 to Form 10-Q Report
               Amended and Restated Agreement of         dated June 29, 1994
               Limited Partnership                       (File No. 33-58032)

    10.15      St. John Housing Associates, L.P.         Exhibit 10.7 to Form 10-Q Report
               Amended and Restated Agreement of         dated December 30, 1993
               Limited Partnership                       (File No. 33-58032)

    10.16      Starved Rock - LaSalle Manor Limited      Exhibit 10.2 to Form 10-Q Report
               Partnership Amended and Restated          dated September 29, 1995
               Agreement of Limited Partnership          (File No. 0-24600)

    10.17      Vision Limited Dividend Housing           Exhibit 10.3 to Form 10-Q Report
               Association Limited Partnership Amended   dated December 30, 1994
               and Restated Agreement of Limited         (File No. 0-24600)
               Partnership

    27         Financial Data Schedule

    99.1       Pages 11 through 21, 26 through 48 and   Exhibit  99.1 to Form 10-K
               Report 63 through 65 of Prospectus of    dated  March  30,  1994
               Registrant  dated  September  7, 1993    (File No.  33-58032)
               filed pursuant to Rule 424 (b)(3)
               under the Securities Act of 1933

    99.2       Supplement No. 2 dated November 16,       Exhibit 28.1 to Form 10-Q Report
               1993 to Prospectus                        dated December 30, 1993
                                                         (File No. 33-58032)

    99.3       Supplement No. 3 dated November 23,       Exhibit 99.3 to Form 10-K Report
               1994 to Prospectus                        dated March 30, 1995
                                                         (File No. 0-24600)

    99.4       Supplement No. 4 dated December 28,       Exhibit 99.4 to Form 10-K Report
               1994 to Prospectus                        dated March 30, 1995
                                                         (File No. 0-24600)

    99.5       December 31, 1995 financial statements    Exhibit 99.5 to Form 10-K Report
               of St. John Housing Associates, L.P.      dated March 30, 1996
               pursuant to Title 17, Code of Federal     (File No. 0-24600)
               Regulations, Section 210.3-9


    99.6       December 31, 1996 financial statements    Exhibit 99.6 to Form 10-K Report
               of St. John Housing Associates, L.P.      dated March 30, 1997
               pursuant to Title 17, Code of Federal     (File No. 0-24600)
               Regulations

    99.7       December 31, 1997 financial statements    Exhibit 99.7 to Form 10-K Report
               of St. John Housing Associates, L.P.      dated March 30, 1998
               pursuant to Title 17, Code of Federal     (File No. 0-24600)
               Regulations

    99.8       December 31, 1998 financial statements    Exhibit 99.8 to Form 10-K Report
               of St. John Housing Associates, L.P.      dated March 30, 1999
               pursuant to Title 17, Code of Federal     (File No. 0-24600)
               Regulations

                                                               Incorporated by
                              Exhibit                          Reference to
                              -------                          ------------
     99.9      December 31, 1999 financial statements
               of St. John Housing Associates, L.P.
               pursuant to Title 17, Code of Federal
               Regulations

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

Dated:  June 28, 2000                       /s/ Richard Paul Richman
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

             Signature                     Title                      Date
             ---------                     -----                      ----

      /s/ Richard Paul Richman       President, Chief Executive    June 28, 2000
      ----------------------------   Officer and Director of the   -------------
      (Richard Paul Richman)         Manager


      /s/ Neal Ludeke                Vice President and Treasurer  June 28, 2000
      ----------------------------   of the Manager (Principal    -------------
      (Neal Ludeke)                  Financial and Accounting
                                     Officer of the Trust)