Form 10-Q
period 2000-06-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 2000-08-14
CIK 897315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2000

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

Yes [X]    No__

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

                         Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements


Table of Contents                                                        Page

Balance Sheets.............................................................3

Statements of Operations...................................................4

Statements of Cash Flows...................................................5

Notes to Financial Statements..............................................7


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     June 29,             March 30,
                                                                     Notes            2000                  2000
                                                                     -----            ----                  ----
ASSETS

Cash and cash equivalents                                                         $  1,109,524          $  1,003,497
Restricted cash                                                        3               129,736               127,932
Investments in bonds                                                   2               924,586               936,079
Investment in local partnerships                                       3             8,980,988             9,235,937
Interest receivable                                                                     14,959                15,726
                                                                                  ------------          ------------
                                                                                  $ 11,159,793          $ 11,319,171
                                                                                  ------------          ------------
LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                          $     32,007          $     25,200
   Payable to manager                                                                  589,073               566,037
   Capital contributions payable                                       3                76,800                76,800
   Interest payable                                                    3                52,936                51,132
                                                                                  ------------          ------------
                                                                                       750,816               719,169
                                                                                  ------------          ------------
Commitments and contingencies                                          3

Owners' equity (deficit)

   Manager                                                                             (59,173)              (57,369)
   Beneficial owners (18,654 units of beneficial
     ownership interest outstanding)                                                10,530,089            10,708,711
   Accumulated other comprehensive loss                                2               (61,939)              (51,340)
                                                                                  ------------          ------------
                                                                                    10,408,977            10,600,002

                                                                                  $ 11,159,793          $ 11,319,171
                                                                                  ============          ============

                       See Notes to Financial Statements.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 29, 2000 AND 1999
                                   (UNAUDITED)

                                                             Notes           2000                1999
                                                             -----           ----                ----

REVENUE
                                                                           $32,383             $28,085
Interest                                                               -----------        ------------

TOTAL REVENUE                                                               32,383              28,085
                                                                       -----------        ------------
EXPENSES

Management fee                                                              48,036              48,011
Professional fees                                                            5,800               5,420
Printing, postage and other                                                  6,335               3,515
                                                                       -----------        ------------

TOTAL EXPENSES                                                              60,171              56,946
                                                                       -----------        ------------

Loss from operations                                                       (27,788)            (28,861)

Equity in loss of investment in local partnerships             3          (152,638)           (197,564)
                                                                       -----------        ------------

NET LOSS                                                                  (180,426)           (226,425)

Other comprehensive loss                                       2           (10,599)            (17,076)
                                                                       -----------        ------------

COMPREHENSIVE LOSS                                                     $  (191,025)       $   (243,501)
                                                                       ===========        ============

NET LOSS ATTRIBUTABLE TO

  Manager                                                              $    (1,804)       $     (2,264)
  Beneficial owners                                                       (178,622)           (224,161)
                                                                       -----------        ------------
                                                                       $  (180,426)       $   (226,425)
                                                                       ===========        ============

NET LOSS per unit of beneficial ownership interest
  (18,654 units of beneficial ownership interest)                      $     (9.58)       $     (12.02)
                                                                       ===========        ============

                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 29, 2000 AND 1999
                                   (UNAUDITED)

                                                         2000           1999
                                                         ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                    $    35,848     $   31,683
Cash paid for management fee                             (25,000)       (25,000)
   printing, postage and other expenses                   (5,328)        (5,515)
                                                     -----------      ----------
Net cash provided by operating activities                  5,520          1,168
                                                     -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships               102,311            750
Transfer from (to) restricted cash                        (1,804)       287,881
Investment in local partnerships                                       (270,640)
                                                     -----------     ----------
Net cash provided by investing activities                100,507         17,991
                                                     -----------     ----------
Net increase in cash and cash equivalents                106,027         19,159

Cash and cash equivalents at beginning of period       1,003,497        937,143
                                                      ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $1,109,524     $  956,302
                                                      ==========     ==========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net          $  (10,599)    $  (17,076)
                                                      ==========     ==========
Reduction in capital contributions payable                           $  (19,177)
                                                                     ==========
--------------------------------------------------------------------------------

See reconciliation of net loss to net cash provided by operating activities on page 6.

                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                     STATEMENTS OF CASH FLOWS - (Continued)
                    THREE MONTHS ENDED JUNE 29, 2000 AND 1999
                                   (UNAUDITED)

                                                            2000          1999
                                                            ----          ----
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES

Net loss                                                  $(180,426)  $(226,425)

Adjustments to reconcile net loss to net cash provided by operating activities

   Equity in loss of investment in local partnerships       152,638     197,564
   Amortization of net premium on investments in bonds          894         894
   Decrease in interest receivable                              767         768
   Increase in accounts payable and accrued expenses          6,807       3,420
   Increase in payable to manager                            23,036      23,011
   Increase in interest payable                               1,804       1,936
                                                          ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 $   5,520   $   1,168
                                                          =========   =========


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 2000
                                   (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2000 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2000 are not necessarily indicative of the results that may be expected for the entire year.


2.   Investments in Bonds

     As of June 29, 2000, certain information concerning investments in bonds is as follows:

                                                       Gross        Gross
                                         Amortized   unrealized   unrealized   Estimated
     Description and maturity              cost        gains        losses     fair value
     ------------------------              ----        -----        ------     ----------

Corporate debt securities
   After one year through five years    $  99,179   $    --      $  (1,817)   $  97,362
   After five years through ten years     685,181        --        (39,999)     645,182
   After ten years                        202,165        --        (20,123)     182,042
                                        ---------   --------     ---------    ---------
                                        $ 986,525   $    --      $ (61,939)   $ 924,586
                                        =========   ========     =========    =========

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2000
                                   (UNAUDITED)


3.   Investment in Local Partnerships

     The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships and has committed to make capital contribution payments in the aggregate amount of $14,741,864, of which the Trust has paid $14,665,064 and $76,800 is outstanding as of June 29, 2000. Restricted cash in the accompanying balance sheet as of June 29, 2000 represents such outstanding capital contribution along with accrued interest of $52,936 on an outstanding capital contribution. The outstanding capital contribution is payable upon a certain Local Partnership's satisfaction of specified conditions. As of March 31, 2000, the Local Partnerships have outstanding mortgage loans payable totaling approximately $22,262,000 and accrued interest payable on such loans totaling approximately $1,283,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the three months ended June 29, 2000, the investment in local partnerships activity consists of the following:

       Investment in local partnerships as of March 30, 2000       $  9,235,937

       Equity in loss of investment in local partnerships              (152,638)

       Cash distributions received from Local Partnerships             (102,311)
                                                                   ------------
       Investment in local partnerships as of June 29, 2000        $  8,980,988
                                                                   ============

     The combined unaudited balance sheets of the Local Partnerships as of March 31, 2000 and December 31, 1999 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2000 and 1999 are reflected on pages 9 and 10, respectively.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2000
                                   (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of March 31, 2000 and December 31, 1999 are as follows:

                                                                                  March 31,          December 31,
                                                                                    2000                 1999
                                                                                    ----                 ----
    ASSETS

    Cash and cash equivalents                                                  $     488,705      $        515,116
    Rents receivable                                                                  99,779               117,466
    Capital contributions receivable                                                  76,800                76,800
    Escrow deposits and reserves                                                   1,714,714             1,647,606
    Land                                                                           1,267,153             1,267,153
    Buildings and improvements (net of accumulated depreciation of
      $7,072,079 and $6,762,545)                                                  30,025,709            30,321,993
    Intangible assets (net of accumulated amortization of $119,519
      and $176,272)                                                                  300,033               302,368
    Other                                                                            272,727               250,222
                                                                               -------------      ----------------

                                                                                $ 35,245,620      $     34,498,724
                                                                                ============      ================
    LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

    Liabilities

      Accounts payable and accrued expenses                                     $    465,301      $        465,926
      Due to related parties                                                         829,725               896,462
      Mortgage loans                                                              22,261,884            22,355,808
      Notes payable                                                                  100,000               100,000
      Accrued interest                                                             1,282,754             1,221,503
      Other                                                                          159,547               158,432
                                                                               -------------      ----------------

                                                                                  25,099,211            25,198,131
                                                                               -------------      ----------------
    Partners' equity (deficit)

      American Tax Credit Trust, Series I
        Capital contributions, net of distributions (includes
           receivable of $76,800)                                                 14,449,644            14,449,644
        Cumulative loss                                                           (5,366,345)           (5,213,707)
                                                                               -------------      ----------------

                                                                                   9,083,299             9,235,937
                                                                               -------------      ----------------
      General partners and other limited partners
        Capital contributions, net of distributions                                  341,103               341,103
        Cumulative loss                                                             (277,993)             (276,447)
                                                                               -------------      ----------------
                                                                                      63,110                64,656
                                                                               -------------      ----------------
                                                                                   9,146,409             9,300,593
                                                                               -------------      ----------------
                                                                               $  34,245,620      $     34,498,724
                                                                               =============      ================

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2000
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three months ended March 31, 2000 and 1999 are as follows:

                                                           2000         1999
                                                           ----         ----
    REVENUE

    Rental                                             $  957,051    $  958,968
    Interest and other                                     28,339        34,532

    TOTAL REVENUE                                         985,390       993,500

    EXPENSES

    Administrative                                        163,673       158,220
    Utilities                                             115,341       125,108
    Operating, maintenance and other                      204,952       201,322
    Taxes and insurance                                   119,392       122,619
    Financial (including amortization of $2,335
      and $7,923)                                         224,347       243,436
    Depreciation                                          311,869       342,410

    TOTAL EXPENSES                                      1,139,574     1,193,115

    NET LOSS                                           $ (154,184)   $ (199,615)

    NET LOSS ATTRIBUTABLE TO

       American Tax Credit Trust, Series I             $ (152,638)   $ (197,564)
       General partners and other limited partners         (1,546)       (2,051)

                                                       $ (154,184)   $ (199,615)

     The combined results of operations of the Local Partnerships for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for an entire operating period.


4.   Additional Information

     Additional  information,  including  the audited  March 30, 2000  Financial
     Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Trust's Annual Report on Form 10-K for the fiscal year ended March 30, 2000 on file with the Securities and Exchange Commission.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 2000, American Tax Credit Trust (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2000. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the three months ended June 29, 2000,
Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $95,000 during the three months ended June 29, 2000 (which is net of a net unrealized loss on investments in bonds of approximately $11,000 and the amortization of net premium on investments in bonds of approximately $1,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 2000, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 2000 of $152,638 and cash distributions received from Local Partnerships of $102,311. Payable to manager in the accompanying balance sheet as of June 29, 2000 represents deferred management fees.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost, which includes capital contributions payable, and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. As of June 29, 2000, no investment in any Local Partnership has reached a zero balance.

Registrant's operations for the three months ended June 29, 2000 and 1999 resulted in net losses of $180,426 and $226,425, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $45,000. Other comprehensive loss for the three months ended June 29, 2000 and 1999 resulted from a net unrealized loss on investments in bonds of $10,599 and $17,076, respectively.

The Local Partnerships' net loss of approximately $154,000 for the three months ended March 31, 2000 was attributable to rental and other revenue of approximately $985,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $825,000 and approximately $314,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $200,000 for the three months ended March 31, 1999 was attributable to rental and other revenue of approximately $993,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $843,000 and approximately $350,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the three months ended March 31, 2000, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. All of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees.


Year 2000 Compliance

Registrant successfully completed a program to ensure Year 2000 readiness. As a result, Registrant had no Year 2000 problems that affected its business, results of operations or financial condition.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


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


                                       AMERICAN TAX CREDIT TRUST,
                                       a Delaware statutory business trust
                                       Series I

                                       By:  Richman American Credit Corp.,
                                            The Manager


Dated: August 11, 2000                 /s/ Richard Paul Richman
                                       ---------------------------------------
                                       by:  Richard Paul Richman
                                            President, Chief Executive
                                            Officer and Director of the Manager


Dated: August 11, 2000                 /s/ Neal Ludeke
                                       ---------------------------------------
                                       by:  Neal Ludeke
                                            Vice President and
                                            Treasurer of the Manager
                                            (Principal Financial and Accounting
                                            Officer of The Trust)