Form 10-Q
period 2000-09-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 2000-11-13
CIK 897315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2000
                               ------------------

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

Yes   X    No___.
    -----

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

                         Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Table of Contents                                                      Page
                                                                       ----
Balance Sheets..........................................................3

Statements of Operations................................................4

Statements of Cash Flows................................................5

Notes to Financial Statements...........................................7


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                                                                   September 29,           March 30,
                                                                          Notes        2000                  2000
                                                                          -----        ----                  ----
ASSETS

Cash and cash equivalents                                                       $       77,431           $  1,003,497
Restricted cash                                                             3          131,746                127,932
Investments in bonds                                                        2        1,931,227                936,079
Investment in local partnerships                                            3        8,827,450              9,235,937
Interest receivable                                                                     36,251                 15,726
                                                                                --------------           ------------
                                                                                $   11,004,105           $ 11,319,171
                                                                                ==============           ============
LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                              $21,007            $     25,200
   Payable to manager                                                                 608,166                 566,037
   Capital contributions payable                                            3          76,800                  76,800
   Interest payable                                                         3          54,946                  51,132
                                                                                --------------           ------------
                                                                                      760,919                 719,169
                                                                                --------------           ------------

Commitments and contingencies                                               3

Owners' equity (deficit)

   Manager                                                                            (60,888)                (57,369)
   Beneficial owners (18,654 units of beneficial ownership interest
     outstanding)                                                                  10,360,371              10,708,711
   Accumulated other comprehensive loss, net                                2         (56,297)                (51,340)
                                                                                --------------           ------------
                                                                                   10,243,186              10,600,002
                                                                                --------------           ------------
                                                                                $  11,004,105           $  11,319,171
                                                                                =============           =============

                       See Notes to Financial Statements.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months       Six Months        Three Months         Six Months
                                                    Ended September   Ended September    Ended September     Ended September
                                            Notes       29, 2000          29, 2000           29, 1999            29, 1999
                                            -----       --------          --------           --------            --------
REVENUE

Interest                                               $37,932           $70,315             $28,477            $56,562
                                                    ----------          --------           ---------         ----------
TOTAL REVENUE                                           37,932            70,315              28,477             56,562
                                                    ----------          --------           ---------         ----------
EXPENSES

Management fee                                         48,035             96,071              48,035             96,046
Professional fees                                       7,553             13,353               6,758             12,178
Printing, postage and other                             3,239              9,574               3,388              6,903
                                                    ---------          --------           ---------         ----------
TOTAL EXPENSES                                         58,827            118,998              58,181            115,127
                                                    ---------          --------           ---------         ----------

Loss from operations                                  (20,895)           (48,683)            (29,704)           (58,565)

Equity in loss of investment in local
  partnerships                                3      (150,538)          (303,176)           (263,967)          (461,531)
                                                    ---------          --------           ---------         ----------

NET LOSS                                             (171,433)          (351,859)           (293,671)          (520,096)

Other comprehensive income (loss)             2         5,642             (4,957)            (34,757)           (51,833)
                                                    ---------          --------           ---------         ----------

COMPREHENSIVE LOSS                                  $(165,791)         $(356,816)          $(328,428)         $(571,929)
                                                    =========          =========           =========          =========

NET LOSS ATTRIBUTABLE TO

  Manager                                             $(1,715)           $(3,519)            $(2,937)         $  (5,201)
  Beneficial owners                                  (169,718)          (348,340)           (290,734)          (514,895)
                                                    ---------          --------           ---------         ----------

                                                    $(171,433)         $(351,859)          $(293,671)         $(520,096)
                                                    =========          =========           =========          =========
NET LOSS per unit of beneficial
  ownership interest (18,654 units of
  beneficial ownership interest)                       $(9.09)           $(18.67)            $(15.58)         $  (27.60)
                                                    =========          =========           =========          =========

                       See Notes to Financial Statements.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 2000 AND 1999
                                   (UNAUDITED)

                                                                                 2000                 1999
                                                                                 ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                         $    76,284          $    61,972
Cash paid for
   management fee                                                             (53,942)             (50,000)
   professional fees                                                          (23,969)             (23,458)
   printing, postage and other expenses                                        (3,151)              (8,403)
                                                                          -----------          -----------
Net cash used in operating activities                                          (4,778)             (19,889)
                                                                          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                                    105,311               61,635
Transfer from (to) restricted cash                                             (3,814)             286,387
Investments in bonds (includes accrued interest of $20,715)                (1,022,785)
Investment in local partnerships                                                                  (270,640)
                                                                          -----------          -----------

Net cash provided by (used in) investing activities                          (921,288)              77,382
                                                                          -----------          -----------

Net increase (decrease) in cash and cash equivalents                         (926,066)              57,493

Cash and cash equivalents at beginning of period                             1,003,497             937,143
                                                                          -----------          -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $    77,431          $  994,636
                                                                           ===========          ==========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net                               $    (4,957)         $  (51,833)
                                                                           ===========          ==========

Reduction in capital contributions payable                                                      $  (19,177)
                                                                                                ==========

-----------------------------------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating  activities on page 6.

                       See Notes to Financial Statements.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                     STATEMENTS OF CASH FLOWS - (Continued)
                  SIX MONTHS ENDED SEPTEMBER 29, 2000 AND 1999
                                   (UNAUDITED)

                                                                                       2000                 1999
                                                                                       ----                 ----
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss                                                                           $   (351,859)        $   (520,096)

Adjustments to reconcile net loss to net cash used in operating activities

    Equity in loss of investment in local partnerships                                  303,176              461,531
    Amortization of net premium on investments in bonds                                   1,965                1,787
    Decrease in interest receivable                                                         190                  193
    Decrease in accounts payable and accrued expenses                                    (4,193)             (12,780)
    Increase in payable to manager                                                       42,129               46,046
    Increase in interest payable                                                          3,814                3,430
                                                                                   ------------         ------------
NET CASH USED IN OPERATING ACTIVITIES                                              $     (4,778)        $    (19,889)
                                                                                   ============         ============


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2000
                                   (UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2000 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended September 29, 2000 are not necessarily indicative of the results that may be expected for the entire year.


2.   Investments in Bonds

     As of September 29, 2000, certain information concerning investments in bonds is as follows:

                                                                           Gross                  Gross
                                                       Amortized         unrealized             unrealized       Estimated
     Description and maturity                            cost              gains                  losses         fair value
     ------------------------                            ----              -----                  ------         ----------

     Corporate debt securities
        After one year through five years            $   1,101,145      $           6        $     (14,213)   $   1,086,938
        After five years through ten years                 684,203             --                  (23,469)         660,734
        After ten years                                    202,176             --                  (18,621)         183,555
                                                           -------      -------------        -------------    -------------

                                                     $   1,987,524      $           6        $     (56,303)   $   1,931,227
                                                     =============      =============        =============    =============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2000
                                   (UNAUDITED)


3.   Investment in Local Partnerships

     The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships and has committed to make capital contribution payments in the aggregate amount of $14,741,864, of which the Trust has paid $14,665,064 and $76,800 is outstanding as of September 29, 2000. Restricted cash in the accompanying balance sheet as of September 29, 2000 represents such outstanding capital contribution along with accrued interest of $54,946 on an outstanding capital contribution. The outstanding capital contribution is payable upon a certain Local Partnership's satisfaction of specified conditions. As of June 30, 2000, the Local Partnerships have outstanding mortgage loans payable totaling approximately $22,167,000 and accrued interest payable on such loans totaling approximately $1,344,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the six months ended September 29, 2000, the investment in local partnerships activity consists of the following:

      Investment in local partnerships as of March 30, 2000       $  9,235,937

      Equity in loss of investment in local partnerships              (303,176)

      Cash distributions received from Local Partnerships             (105,311)
                                                                  ------------
      Investment in local partnerships as of September 29, 2000   $  8,827,450
                                                                  ============

The combined unaudited balance sheets of the Local Partnerships as of June 30, 2000 and December 31, 1999 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2000 and 1999 are reflected on pages 9 and 10, respectively.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2000
                                   (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of June 30, 2000 and December 31, 1999 are as follows:

                                                                                         June 30,          December 31,
                                                                                           2000                1999
                                                                                           ----                ----
    ASSETS

    Cash and cash equivalents                                                         $    332,856      $     515,116
    Rents receivable                                                                        64,453            117,466
    Capital contributions receivable                                                        76,800             76,800
    Escrow deposits and reserves                                                         1,709,673          1,647,606
    Land                                                                                 1,267,153          1,267,153
    Buildings and improvements (net of accumulated depreciation of $7,381,780
      and $6,762,545)                                                                   29,729,165         30,321,993
    Intangible assets (net of accumulated amortization of $133,831
      and $172,272)                                                                        292,696            302,368
    Other                                                                                  264,174            250,222
                                                                                      ------------      -------------

                                                                                      $ 33,736,970      $  34,498,724
                                                                                      ============      =============
    LIABILITIES AND PARTNERS' EQUITY

    Liabilities

      Accounts payable and accrued expenses                                           $    430,623      $     465,926
      Due to related parties                                                               662,845            896,462
      Mortgage loans                                                                    22,167,306         22,355,808
      Notes payable                                                                        100,000            100,000
      Accrued interest                                                                   1,344,017          1,221,503
      Other                                                                                141,044            158,432
                                                                                      ------------      -------------

                                                                                        24,845,835         25,198,131
                                                                                      ------------      -------------
    Partners' equity

      American Tax Credit Trust, Series I
        Capital contributions, net of distributions (includes receivable of             14,347,465         14,449,644
           $76,800)
        Cumulative loss                                                                 (5,516,883)        (5,213,707)
                                                                                      ------------      -------------

                                                                                         8,830,582          9,235,937
                                                                                      ------------      -------------

      General partners and other limited partners
        Capital contributions, net of distributions                                        340,071            341,103
        Cumulative loss                                                                   (279,518)          (276,447)
                                                                                      ------------      -------------

                                                                                            60,553             64,656
                                                                                      ------------      -------------

                                                                                         8,891,135          9,300,593
                                                                                      ------------      -------------

                                                                                      $ 33,736,970      $  34,498,724
                                                                                      ============      =============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2000
                                   (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2000 and 1999 are as follows:

                                                 Three Months    Six Months     Three Months  Six Months
                                                    Ended          Ended           Ended        Ended
                                                   June 30,       June 30,        June 30,     June 30,
                                                     2000           2000            1999         1999
                                                     ----           ----            ----         ----
    REVENUE

Rental                                         $   993,653    $ 1,950,704    $   950,563    $ 1,909,531
Interest and other                                  37,652         65,991         35,154         69,686
                                               -----------    -----------    -----------    -----------
TOTAL REVENUE                                    1,031,305      2,016,695        985,717      1,979,217
                                               -----------    -----------    -----------    -----------

EXPENSES

Administrative                                     185,837        349,510        181,795        340,015
Utilities                                          116,816        232,157        132,969        258,077
Operating, maintenance and other                   215,600        420,552        224,831        426,153
Taxes and insurance                                120,149        239,541        124,114        246,733
Financial (including amortization of $7,337,
   $9,672, $7,525 and $15,448)                     237,600        461,947        244,677        488,113
Depreciation                                       307,366        619,235        344,021        686,431
                                               -----------    -----------    -----------    -----------

TOTAL EXPENSES                                   1,183,368      2,322,942      1,252,407      2,445,522
                                               -----------    -----------    -----------    -----------

NET LOSS                                       $  (152,063)   $  (306,247)   $  (266,690)   $  (466,305)
                                               ===========    ===========    ===========    ===========
NET LOSS ATTRIBUTABLE TO

   American Tax Credit Trust, Series I         $  (150,538)   $  (303,176)   $  (263,967)   $  (461,531)
   General partners and other limited
     partners                                       (1,525)        (3,071)        (2,723)        (4,774)
                                               -----------    -----------    -----------    -----------

                                               $  (152,063)   $  (306,247)   $  (266,690)   $  (466,305)
                                               ===========    ===========    ===========    ===========

     The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for an entire operating period.


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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of September 29, 2000, American Tax Credit Trust (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2000. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the six months ended September 29, 2000, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and investments in bonds. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $69,000 during the six months ended September 29, 2000 (which is net of a net unrealized loss on investments in bonds of approximately $5,000 and the amortization of net premium on investments in bonds of approximately $2,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 2000, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 2000 of $303,176 and cash distributions received from Local Partnerships of $105,311. Payable to manager in the accompanying balance sheet as of September 29, 2000 represents deferred management fees.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost, which includes capital contributions payable, and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. As of September 29, 2000, no investment in any Local Partnership has reached a zero balance.

Registrant's operations for the three months ended September 29, 2000 and 1999 resulted in net losses of $171,433 and $293,671, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $113,000, which is attributable to a decrease in the net operating losses of certain Local Partnerships. Other comprehensive income (loss) for the three months ended September 29, 2000 and 1999 resulted from a net unrealized gain (loss) on investments in bonds of $5,642 and $(34,757), respectively.

The Local Partnerships' net loss of approximately $152,000 for the three months ended June 30, 2000 was attributable to rental and other revenue of approximately $1,031,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $868,000 and approximately $315,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $267,000 for the three months ended June 30, 1999 was attributable to rental and other revenue of approximately $986,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $901,000 and approximately $352,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected in future periods.

Registrant's operations for the six months ended September 29, 2000 and 1999 resulted in net losses of $351,859 and $520,096, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $158,000, which is attributable to a decrease in the net operating losses of certain Local Partnerships. Other comprehensive loss for the six months ended September 29, 2000 and 1999 resulted from a net unrealized loss on investments in bonds available-for-sale of $4,957 and $51,833, respectively.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' net loss of approximately $306,000 for the six months ended June 30, 2000 was attributable to rental and other revenue of approximately $2,017,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $1,694,000 and approximately $629,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $466,000 for the six months ended June 30, 1999 was attributable to rental and other revenue of approximately $1,979,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $1,743,000 and approximately $702,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected in future periods.

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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the six months ended June 30, 2000, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. All of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees.

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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         Registrant is not aware of any material legal proceedings.

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


                                           AMERICAN TAX CREDIT TRUST,
                                           a Delaware statutory business trust
                                           Series I

                                           By:  Richman American Credit Corp.,
                                                The Manager


Dated: November 13, 2000                   /s/  Richard Paul Richman
                                           ------------------------------------
                                           by:  Richard Paul Richman
                                                President, Chief Executive
                                                Officer and Director of the
                                                Manager


Dated: November 13, 2000                   /s/  Neal Ludeke
                                           ------------------------------------
                                           by:  Neal Ludeke
                                                Vice President and
                                                Treasurer of the Manager
                                                (Principal Financial and
                                                Accounting Officer of The Trust)