Form 10-Q
period 2000-12-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2001-02-13
CIK 897315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ---------------------

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 30, 2000
                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                        Commission file number: 0-24600
                                                -------

            American Tax Credit Trust, a Delaware statutory business trust
                                    Series I
                (Exact name of Registrant as specified in its charter)

        Delaware                                                06-6385350
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

Richman American Credit Corp.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                                   06830
------------------------------------------                           -----------
(Address of principal executive offices)                              (Zip Code)


--------------------------------------------------------------------------------
Registrant's telephone number, including area code:  (203) 869-0900
                                                     --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes   X    No     .
    -----     ----

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements


Table of Contents                                                          Page

Balance Sheets................................................................3

Statements of Operations......................................................4

Statements of Cash Flows......................................................5

Notes to Financial Statements.................................................7

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                    December 30,      March 30,
                                               Notes    2000             2000
                                               ----- ----------       ---------
ASSETS

Cash and cash equivalents                         $    188,184    $  1,003,497
Restricted cash                              3         133,788         127,932
Investments in bonds                         2       1,823,714         936,079
Investment in local partnerships             3       8,636,373       9,235,937
Interest receivable                                     34,389          15,726
                                                  ------------    ------------
                                                  $ 10,816,448    $ 11,319,171
                                                  ============    ============

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses           $     20,875    $     25,200
  Payable to manager                                   629,625         566,037
  Capital contributions payable              3          76,800          76,800
  Interest payable                           3          56,988          51,132
                                                  ------------    ------------
                                                       784,288         719,169
                                                  ------------    ------------
Commitments and contingencies                3

Owners' equity (deficit)

  Manager                                              (62,961)        (57,369)
  Beneficial owners (18,654 units of beneficial
   ownership interest outstanding)
                                                    10,155,109      10,708,711
  Accumulated other comprehensive loss, net  2         (59,988)        (51,340)

                                                    10,032,160      10,600,002
                                                  ------------    ------------

                                                  $ 10,816,448    $ 11,319,171
                                                  ============    ============

===============================================================================

                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                             Three Months    Nine Months  Three Months  Nine Months
                                Ended          Ended         Ended         Ended
                      Notes   December 30,   December 30,  December 30,  December 30,
                      -----   ------------  ------------  ------------- -------------
                                 2000            2000         1999        1999
REVENUE

Interest                      $  40,825        $ 111,140    $  29,599    $  86,161
                              ---------        ---------    ---------    ---------
TOTAL REVENUE                    40,825          111,140       29,599       86,161
                              ---------        ---------    ---------    ---------

EXPENSES

Management fee                   48,036          144,107       48,036      144,082
Professional fees                 6,368           19,721        5,936       18,114
Printing, postage and other       2,679           12,253        4,440       11,343
                              ---------        ---------    ---------    ---------
TOTAL EXPENSES                   57,083          176,081       58,412      173,539
                              ---------        ---------    ---------    ---------
Loss from operations            (16,258)         (64,941)     (28,813)     (87,378)
                              ---------        ---------    ---------    ---------
Equity in loss of
  investment in local
  partnerships           3     (191,077)        (494,253)    (280,189)    (741,720)
                              ---------        ---------    ---------    ---------
NET LOSS                       (207,335)        (559,194)    (309,002)    (829,098)

Other comprehensive loss 2       (3,691)          (8,648)     (18,975)     (70,808)
                              ---------        ---------    ---------    ---------
COMPREHENSIVE LOSS            $(211,026)       $(567,842)   $(327,977)   $(899,906)
                              =========        =========    =========    =========



NET LOSS ATTRIBUTABLE TO

  Manager                     $  (2,073)       $  (5,592)   $  (3,090)   $  (8,291)
  Beneficial owners            (205,262)        (553,602)    (305,912)    (820,807)
                              ---------        ---------    ---------    ---------

                              $(207,335)       $(559,194)   $(309,002)   $(829,098)
                              =========        =========    =========    =========


NET LOSS per unit of
  beneficial ownership
  interest (18,654 units of
  beneficial ownership
  interest)                  $   (11.01)       $  (29.68)   $  (16.40)   $  (44.00)
                             ==========        =========    =========    =========

                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                          2000           1999
                                                       ===========    =========
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                     $    119,414  $    94,549
Cash paid for
  management fee                                           (80,519)     (75,000)
  professional fees                                        (24,046)     (23,594)
  printing, postage and other expenses                     (12,253)     (11,843)
                                                       -----------    ---------
Net cash provided by (used in) operating activities          2,596      (15,888)
                                                       -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships            $    105,311    $  62,385
Transfer from (to) restricted cash                          (5,856)     284,687
Proceeds from sale of bonds                                105,421
Investments in bonds (includes accrued interest of      (1,022,785)
Investment in local partnerships                                       (270,640)
                                                       -----------    ---------
Net cash provided by (used in) investing activities       (817,909)      76,432
                                                       -----------    ---------

Net increase (decrease) in cash and cash equivalents      (815,313)      60,544

Cash and cash equivalents at beginning of period         1,003,497      937,143
                                                       -----------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   188,184    $ 997,687
                                                       ===========    =========


SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net           $    (8,648)   $ (70,808)
                                                       ===========    =========

Reduction in capital contributions payable                            $ (19,177)
                                                                      =========

================================================================================
See reconciliation of net loss to net cash provided by (used in) operating activities on page 6.


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                     STATEMENTS OF CASH FLOWS - (Continued)
                    NINE MONTHS ENDED DECEMBER 30, 2000 AND 1999
                                   (UNAUDITED)



                                                          2000           1999

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY
  (USED IN) OPERATING ACTIVITIES

Net loss                                                 $(559,194)   $(829,098)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

   Equity in loss of investment in local partnerships      494,253      741,720
   Gain on sale of bonds                                    (2,572)
   Amortization of net premium on investments in bonds       2,938        2,682
   Decrease in interest receivable                           2,052          576
   Decrease in accounts payable and accrued expenses        (4,325)      (5,980)
   Increase in payable to manager                           63,588       69,082
   Increase in interest payable                              5,856        5,130
                                                         ---------    ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      $   2,596    $ (15,888)
                                                         =========    =========


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 2000
                                   (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2000 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended December 30, 2000 are not necessarily indicative of the results that may be expected for the entire year.


2. Investments in Bonds

   As of December 30, 2000, certain information concerning investments in bonds is as follows:

                                                        Gross         Gross
                                         Amortized    unrealized    unrealized    Estimated
   Description and maturity                cost         gains         losses     fair value
   ------------------------              ---------    ---------    ----------   ----------
   Corporate debt securities
     After one year through five years   $ 1,101,134  $    1,672    $  (6,623)  $ 1,096,183
     After five years through ten years      580,381       3,342      (48,172)      535,551
     After ten years                         202,187         131      (10,338)     191,980
                                         -----------  ----------    ---------   -----------
                                         $ 1,883,702  $    5,145    $ (65,133)  $ 1,823,714
                                         ===========  ==========    =========   ===========

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                     NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2000
                                   (UNAUDITED)


3. Investment in Local Partnerships

   The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships and has committed to make capital contribution payments in the aggregate amount of $14,741,864, of which the Trust has paid $14,665,064 and $76,800 is outstanding as of December 30, 2000. Restricted cash in the accompanying balance sheet as of December 30, 2000 represents such outstanding capital contribution to a Local Partnership along with accrued interest thereon of $56,988, which is payable upon such Local Partnership's satisfaction of specified conditions. As of September 30, 2000, the Local Partnerships have outstanding mortgage loans payable totaling approximately $22,071,000 and accrued interest payable on such loans totaling approximately $1,394,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the nine months ended December 30, 2000, the investment in local partnerships activity consists of the following:

        Investment in local partnerships as of March 30, 2000      $9,235,937

        Equity in loss of investment in local partnerships           (494,253)

        Cash distributions received from Local Partnerships          (105,311)

        Investment in local partnerships as of December 30, 2000   $8,636,373
                                                                   ==========

   The combined unaudited balance sheets of the Local Partnerships as of September 30, 2000 and December 31, 1999 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2000 and 1999 are reflected on pages 9 and 10, respectively.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                     NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2000
                                   (UNAUDITED)

3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of September 30, 2000 and December 31, 1999 are as follows:

                                                  September 30,    December 31,
                                                      2000             1999
                                                 ============    ============
ASSETS

Cash and cash equivalents                        $    497,649    $    515,116
Rents receivable                                       63,025         117,466
Capital contributions receivable                       76,800          76,800
Escrow deposits and reserves                        1,688,509       1,647,606
Land                                                1,267,153       1,267,153
Buildings and improvements (net of accumulated
  depreciation of $7,691,787 and $6,762,545)       29,436,617      30,321,993
Intangible assets (net of accumulated
  amortization of $127,162 and $172,272)              288,865         302,368
Other                                                 278,268         250,222
                                                 ------------    ------------
                                                 $ 33,596,886    $ 34,498,724
                                                 ============    ============

LIABILITIES AND PARTNERS' EQUITY

Liabilities

  Accounts payable and accrued expenses          $    516,341    $    465,926
  Due to related parties                              661,603         896,462
  Mortgage loans                                   22,071,416      22,355,808
  Notes payable                                       100,000         100,000
  Accrued interest                                  1,393,890       1,221,503
  Other                                               158,513         158,432
                                                 ------------    ------------
                                                   24,901,763      25,198,131
                                                 ------------    ------------
Partners' equity

  American Tax Credit Trust, Series I
   Capital contributions, net of distributions
     (includes receivable of $76,800)              14,344,333      14,449,644
   Cumulative loss                                 (5,707,960)     (5,213,707)
                                                 ------------    ------------
                                                    8,636,373       9,235,937
                                                 ------------    ------------
  General partners and other limited partners
   Capital contributions, net of distributions        340,203         341,103
   Cumulative loss                                   (281,453)       (276,447)
                                                 ------------    ------------
                                                       58,750          64,656
                                                 ------------    ------------
                                                    8,695,123       9,300,593
                                                 ------------    ------------
                                                 $ 33,596,886    $ 34,498,724
                                                 ============    ============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2000
                                   (UNAUDITED)

3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2000 and 1999 are as follows:
16


                                               Three Months   Nine Months     Three Months    Nine Months
                                                  Ended          Ended           Ended          Ended
                                               September 30,  September 30,   September 30,  September 30,
                                                   2000          2000            1999           1999
                                               -------------  -------------   -------------  -------------
    REVENUE

Rental                                         $   952,646    $ 2,903,350    $   936,279    $ 2,845,810
Interest and other                                  51,573        117,564         36,488        106,174
                                               -----------    -----------    -----------    -----------
TOTAL REVENUE                                    1,004,219      3,020,914        972,767      2,951,984
                                               -----------    -----------    -----------    -----------
EXPENSES

Administrative                                     195,474        544,984        171,077        511,092
Utilities                                          123,640        355,797        109,443        367,520
Operating, maintenance and other                   229,379        649,931        262,447        688,600
Taxes and insurance                                113,934        353,475        125,811        372,544
Financial (including amortization of $3,831,
   $13,503, $7,182 and $22,630)                    224,797        686,744        245,923        734,036
Depreciation                                       310,007        929,242        341,105      1,027,536
                                               -----------    -----------    -----------    -----------
TOTAL EXPENSES                                   1,197,231      3,520,173      1,255,806      3,701,328
                                               -----------    -----------    -----------    -----------
NET LOSS                                       $  (193,012)   $  (499,259)   $  (283,039)   $  (749,344)
                                               ===========    ===========    ===========    ===========

NET LOSS ATTRIBUTABLE TO

   American Tax Credit Trust, Series I         $  (191,077)   $  (494,253)   $  (280,189)   $  (741,720)
   General partners and other limited
     partners                                       (1,935)        (5,006)        (2,850)        (7,624)
                                               -----------    -----------    -----------    -----------
                                               $  (193,012)   $  (499,259)   $  (283,039)   $  (749,344)
                                               ===========    ===========    ===========    ===========

     The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for an entire operating period.


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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 2000, American Tax Credit Trust (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2000. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the nine months ended December 30, 2000, Registrant received cash from interest revenue, sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses and investments in bonds. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $72,000 during the nine months ended December 30, 2000 (which is net of a net unrealized loss on investments in bonds of approximately $9,000 and the amortization of net premium on investments in bonds of approximately $3,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 2000, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 2000 of $494,253 and cash distributions received from Local Partnerships of $105,311. Payable to manager in the accompanying balance sheet as of December 30, 2000 represents deferred management fees.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost, which includes capital contributions payable, and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. As of December 30, 2000, no investment in any Local Partnership has reached a zero balance.

Registrant's operations for the three months ended December 30, 2000 and 1999 resulted in net losses of $207,335 and $309,002, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $89,000, which is attributable to a decrease in the net operating losses of certain Local Partnerships. Other comprehensive loss for the three months ended December 30, 2000 and 1999 resulted from a net unrealized loss on investments in bonds of $3,691 and $18,975, respectively.

The Local Partnerships' net loss of approximately $193,000 for the three months ended September 30, 2000 was attributable to rental and other revenue of approximately $1,004,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $883,000 and approximately $314,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $283,000 for the three months ended September 30, 1999 was attributable to rental and other revenue of approximately $973,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $908,000 and approximately $348,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected in future periods.

Registrant's operations for the nine months ended December 30, 2000 and 1999 resulted in net losses of $559,194 and $829,098, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $247,000, which is attributable to a decrease in the net operating losses of certain Local Partnerships. Other comprehensive loss for the nine months ended December 30, 2000 and 1999 resulted from a net unrealized loss on investments in bonds of $8,648 and $70,808, respectively.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' net loss of approximately $499,000 for the nine months ended September 30, 2000 was attributable to rental and other revenue of approximately $3,021,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,577,000 and approximately $943,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $749,000 for the nine months ended September 30, 1999 was attributable to rental and other revenue of approximately $2,952,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,651,000 and approximately $1,050,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective is to provide Low-income Tax Credits to Beneficial Owners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2000, none of the Local Partnerships have reported an event of recapture of Low-income Tax Credits.

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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the nine months ended September 30, 2000, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, one Local Partnership's operating information indicates an operating deficit after taking into account its mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of St. Christopher's Associates, L.P. V ("St. Christopher") require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. St. Christopher incurred an operating deficit of approximately $26,000 for the nine months ended September 30, 2000. St. Christopher has an operating reserve of approximately $441,000 as of September 30, 2000. There is no Mandatory Debt Service and payments on the real estate taxes are current. Of Registrant's total annual Low-income Tax Credits, approximately 14% is allocated from St. Christopher.

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


                                        AMERICAN TAX CREDIT TRUST,
                                        a Delaware statutory business trust
                                        Series I

                                        By:  Richman American Credit Corp.,
                                             The Manager


Dated: February 13, 2001                /s/  Richard Paul Richman
                                        ---------------------------------------
                                        by:  Richard Paul Richman
                                             President, Chief Executive
                                             Officer and Director of the Manager


Dated: February 13, 2001                /s/  Neal Ludeke
                                        ---------------------------------------
                                        by:  Neal Ludeke
                                             Vice President and
                                             Treasurer of the Manager
                                             (Principal Financial and Accounting
                                             Officer of The Trust)