Form 10-K
period 2001-03-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2001-06-28
CIK 897315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                    (Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 30, 2001
                                             --------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from       to
                                             ------  ------

                                     0-24600
                                 ---------------
                            (Commission File Number)

         American Tax Credit Trust, a Delaware statutory business trust
         --------------------------------------------------------------
                                    Series I
                                    --------
      (Exact name of registrant as specified in its governing instruments)

         Delaware                                         06-6385350
-----------------------------                        -------------------
(State or other jurisdiction                        (I.R.S. Employer
of organization)                                     Identification No.)

Richman American Credit Corp.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                         06830
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:              (203) 869-0900
                                                                 --------------

Securities registered pursuant to Section 12(b) of the Act:

         None                                              None
---------------------                           --------------------------------
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

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief Extension Act of 1998, Tax and Trade Relief Extension Act of 1999, Community Renewal Tax Relief Act of 2000 and Economic Growth and Tax Relief Reconciliation Act of 2001 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity that does not, itself, pay federal income tax. However, the owners of Registrant who are subject to federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the owners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.


Item 2.  Properties

The executive offices of Registrant and the Manager are located at 599 West Putnam Avenue, 3rd floor, Greenwich, Connecticut 06830. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the Manager.

Registrant's primary objective is to provide Low-income Tax Credits to Beneficial Owners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low- income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2000, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

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


                                                 Capital contribution obligation      Mortgage
Name of Local Partnership            Number            as of March 30, 2001       loans payable as of   Subsidy
Name of apartment complex           of rental    -------------------------------    December 31,         (see
Apartment complex location           units       Total                  Paid            2000             footnotes)
--------------------------           -----       -----                  ----      -------------------    ----------
ACP Housing Associates, L.P.
ACP Housing Apartments
New York, New York                      28   $   737,222         $   737,222      $ 1,495,073             (1b)

Creative Choice Homes VII, Ltd.
Coral Gardens
Homestead, Florida                      91     2,382,812           2,382,812        2,045,221        (1a & 1c)

Edgewood Manor Associates, L.P.
Edgewood Manor Apartments
Philadelphia, Pennsylvania              49     1,963,799           1,963,799        1,851,734             (1b)

Ledge / McLaren Limited Partnership
Ledge / McLaren Apartments
Nashua, New Hampshire                    8       343,079             343,079          454,333             (1b)

Penn Apartment Associates
Penn Apartments
Chester, Pennsylvania                   15       852,180             852,180          963,000             (1b)

SB-92 Limited Partnership
Shaker Boulevard Gardens
Cleveland, Ohio                         73       795,255             795,255        2,009,797             (1b)

St. Christopher's Associates, L.P. V
Lehigh Park
Philadelphia, Pennsylvania              29     2,075,785           2,006,485        2,180,000             (1b)

St. John Housing Associates, L.P.
St. John Homes
Gary, Indiana                          144     3,546,861           3,546,861        4,280,660        (1a & 1c)

Starved Rock - LaSalle Manor
 Limited Partnership
LaSalle Manor
LaSalle, Illinois                       48       634,327             634,327        1,734,360        (1a & 1c)

Vision Limited Dividend Housing
   Association Limited Partnership
Helen Odean Butler Apartments
Detroit, Michigan                       97     1,410,544           1,410,544        4,960,198             (1b)
                                             -----------         -----------      -----------
                                             $14,741,864         $14,672,564      $21,974,376
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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Security Holder
         Matters

Market Information and Holders

There is no established public trading market for Registrant's Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of Beneficial Owners of Units as of May 31, 2001 was 869, holding 18,654 Units.

Merrill Lynch and PaineWebber follow internal guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. Pursuant to such guidelines, estimated values for limited partnership interests reported on Merrill Lynch and PaineWebber client account statements (such as Registrant's Units) are separately provided to Merrill Lynch and PaineWebber by independent valuation services. These estimated values are based on financial and other information available to the independent services
(i) on the prior August 15th for reporting on December year-end and subsequent client account statements through the following May's month-end client account statements and (ii) on March 31st for reporting on June month-end and subsequent client account statements through the November month-end client account statements of the same year. In addition, Registrant may provide an estimate of value to Unit holders from time to time in Registrant's reports to Beneficial Owners. The estimated values provided by the independent services and Registrant, which may differ, are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize such estimated values upon the liquidation of Registrant.

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its owners. There were no cash distributions to the owners during the years ended March 30, 2001 and 2000.

Low-income Tax Credits, which are subject to various limitations, may be used by Beneficial Owners to offset federal income tax liabilities. The Low-income Tax Credits per Unit for each of the three closings, generated by Registrant and allocated to the Beneficial Owners for the tax years ended December 31, 2000 and 1999 and the cumulative Low-income Tax Credits allocated from inception through December 31, 2000 are as follows:



                                        First closing      Second closing          Third closing
                                      November 29, 1993    January 28, 1994        May 25, 1994
                                      -----------------    ----------------        ------------
Low-income Tax Credits:
----------------------
Tax year ended December 31, 2000          $138.81               $138.81               $138.81
Tax year ended December 31, 1999           138.81                138.81                138.81

Cumulative totals                         $837.57               $835.39               $822.87

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



                                                                        Years Ended March 30,
                                   ---------------------------------------------------------------------------------------
                                        2001               2000              1999               1998               1997
                                   -----------        -----------        -----------        -----------        -----------
Interest revenue                   $   121,363        $   117,050        $   135,553        $   141,902        $   156,201
                                   ===========        ===========        ===========        ===========        ===========

Equity in loss of
 investment in
 local partnerships                $  (844,680)       $(1,036,130)       $(1,059,127)       $(1,023,224)       $(1,070,651)
                                   ===========        ===========        ===========        ===========        ===========
Net loss                           $  (950,341)       $(1,146,850)       $(1,170,347)       $(1,119,287)       $(1,170,580)
                                   ===========        ===========        ===========        ===========        ===========
Net loss per unit
 of beneficial ownership
 interest (18,654 Units)           $    (50.44)       $    (60.87)       $    (62.11)       $    (59.40)       $    (62.12)
                                   ===========        ===========        ===========        ===========        ===========


                                                                           As of March 30,
                                   ---------------------------------------------------------------------------------------
                                        2001               2000              1999               1998               1997
                                   -----------        -----------        -----------        -----------        -----------
Total assets                       $10,481,154        $11,319,171        $12,715,649        $14,089,314        $15,071,351
                                   ===========        ===========        ===========        ===========        ===========


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the term Registrant refers to Series I of American Tax Credit Trust, a Delaware statutory business trust, (the "Trust"). References to any right, obligation, action, asset or liability of Series I mean such right, obligation, action, asset or liability of the Trust in connection with Series I.

Capital Resources and Liquidity

Registrant admitted beneficial owners (the "Beneficial Owners") in three closings with aggregate Beneficial Owners' capital contributions of $18,654,000. In connection with the offering of the sale of units of beneficial ownership, Registrant incurred organization and offering costs of approximately $2,331,000 and established a working capital reserve of approximately $1,287,000. The remaining net proceeds of approximately $15,036,000 (the "Net Proceeds") were available to be applied to the acquisition of limited partnership interests in local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). The Net Proceeds were utilized in acquiring an interest in ten Local Partnerships. Restricted cash in the balance sheet as of March 30, 2001 represents an outstanding capital contribution payable to a Local Partnership and accrued interest thereon, which is payable upon such Local Partnership's satisfaction of specified conditions.

As of March 30, 2001, Registrant has unrestricted cash and cash equivalents and investments in bonds totaling $2,052,210, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 2001, Registrant's investments in bonds represent corporate bonds of $1,863,424 with various maturity dates ranging from 2003 to 2016. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


During the year ended March 30, 2001, Registrant received cash from interest revenue, sale/redemption of bonds and distributions from Local Partnerships and utilized cash for operating expenses, investments in bonds and a capital contribution to a Local Partnership. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $113,000 during the year ended March 30, 2001 (which includes a net unrealized gain on investments in bonds of approximately $32,000 and the amortization of net premium on investments in bonds of approximately $4,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

During the year ended March 30, 2001, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 2000 of $844,680 and cash distributions received from Local Partnerships of $105,311. Payable to manager in the accompanying balance sheet as of March 30, 2001 represents accrued management fees.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost which includes capital contributions payable, and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. As of March 30, 2001, no investment in any Local Partnership has reached a zero balance.

Registrant's operations for the years ended March 30, 2001, 2000 and 1999 resulted in net losses of $950,341, $1,146,850 and $1,170,347, respectively. The decrease in loss from fiscal 2000 to fiscal 2001 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $191,000, which decrease resulted primarily from a net decrease in the net operating losses of certain Local Partnerships.

The Local Partnerships' net loss of approximately $853,000 for the year ended December 31, 2000 includes depreciation and amortization expense of approximately $1,248,000 and interest on non-mandatory debt of approximately $284,000, and does not include principal payments on permanent mortgages of approximately $381,000. The Local Partnerships' net loss of approximately $1,047,000 for the year ended December 31, 1999 includes depreciation and amortization expense of approximately $1,289,000 and interest on non-mandatory debt of approximately $295,000, and does not include principal payments on permanent mortgages of approximately $364,000. The Local Partnerships' net loss of approximately $1,068,000 for the year ended December 31, 1998 includes depreciation and amortization expense of approximately $1,396,000 and interest on non-mandatory debt of approximately $300,000, and does not include principal payments on permanent mortgages and construction loans of approximately $349,000. The results of operations of the Local Partnerships for the year ended December 31, 2000 are not necessarily indicative of the results that may be expected in future periods.

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

Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2000, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. Certain of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a
Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Three Local Partnerships' Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the year ended December 31, 2000, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, one Local Partnership's operating information indicates an operating deficit after taking into account its mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of St. Christopher's Associates, L.P. V ("St. Christopher") require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. St. Christopher incurred an operating deficit of approximately $83,000 for the year ended December 31, 2000. St. Christopher has an operating reserve of approximately $331,000 as of December 31, 2000. In addition, unpaid Registrant capital contributions and accrued interest thereon total approximately $128,000 as of March 30, 2001. There is no Mandatory Debt Service and payments on the real estate taxes are current. Of Registrant's total annual Low-income Tax Credits, approximately 14% is allocated from St. Christopher.

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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 8.  Financial Statements and Supplementary Data



                                   Table of Contents                       Page
                                   -----------------                       ----

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

                          Independent Auditors' Report



To the Manager and Beneficial Owners
American Tax Credit Trust,
a Delaware statutory business trust Series I

      We have audited the accompanying balance sheets of American Tax Credit Trust, a Delaware statutory business trust Series I as of March 30, 2001 and 2000, and the related statements of operations, changes in owners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2001. These financial statements are the responsibility of the trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Trust, a Delaware statutory business trust Series I as of March 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 2001, in conformity with generally accepted accounting principles.



/s/ Reznick Fedder & Silverman
------------------------------
Bethesda, Maryland
May 17, 2001

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                                 BALANCE SHEETS
                             MARCH 30, 2001 AND 2000



                                                     Notes         2001                2000
                                                   ----------    -----------        -----------
ASSETS

Cash and cash equivalents                              3,9       $   188,786        $ 1,003,497
Restricted cash                                       3,5,9          128,155            127,932
Investments in bonds                                   4,9         1,863,424            936,079
Investment in local partnerships                       5,8         8,285,946          9,235,937
Interest receivable                                     9             14,843             15,726
                                                                 -----------        -----------
                                                                 $10,481,154        $11,319,171
                                                                 ===========        ===========
LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses                            $    29,150        $    25,200
Payable to manager                                     6,8           642,237            566,037
Capital contributions payable                          5,9            69,300             76,800
Interest payable                                       5,9            58,855             51,132
                                                                 -----------        -----------
                                                                     799,542            719,169
                                                                 ===========        ===========
Commitments and contingencies                          5,8

Owners' equity (deficit)                               2,4

  Manager                                                            (66,872)           (57,369)
  Beneficial owners (18,654 units of beneficial
   ownership interest outstanding)                                 9,767,873         10,708,711
  Accumulated other comprehensive income (loss), net                 (19,389)           (51,340)
                                                                 -----------        -----------
                                                                   9,681,612         10,600,002
                                                                 ===========        ===========
                                                                 $10,481,154        $11,319,171
                                                                 ===========        ===========

                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 30, 2001, 2000 AND 1999


                                   Notes            2001                2000               1999
                                -----------    ------------        -------------       -----------
REVENUE

Interest                                       $   121,363         $   117,050         $   135,553
                                               ------------        -------------       -----------
TOTAL REVENUE                                      121,363             117,050             135,553
                                               ------------        -------------       -----------

EXPENSES

Management fee                     6,8             192,117             192,117             192,238
Professional fees                                   26,011              23,914              30,454
Printing, postage and other                          8,896              11,739              14,081
Amortization                                                                                10,000
                                               ------------        -------------       -----------
TOTAL EXPENSES                                     227,024             227,770             246,773
                                               ------------        -------------       -----------
Loss from operations                              (105,661)           (110,720)           (111,220)

Equity in loss of investment in
   local partnerships                5            (844,680)         (1,036,130)         (1,059,127)
                                               ------------        -------------       -----------
NET LOSS                                          (950,341)         (1,146,850)         (1,170,347)

Other comprehensive income (loss)    4              31,951             (58,730)              2,302
                                               ------------        -------------       -----------
COMPREHENSIVE LOSS                             $  (918,390)        $(1,205,580)        $(1,168,045)
                                               ============        =============       ===========

NET LOSS ATTRIBUTABLE TO             2

   Manager                                     $    (9,503)        $   (11,469)        $   (11,703)
   Beneficial owners                              (940,838)         (1,135,381)         (1,158,644)
                                               ------------        -------------       -----------
                                               $  (950,341)        $(1,146,850)        $(1,170,347)
                                               ============        =============       ===========


NET LOSS per unit of beneficial
   ownership interest (18,654
   units of beneficial
    ownership interest)                        $    (50.44)        $    (60.87)        $    (62.11)
                                               ============        =============       ===========


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
              STATEMENTS OF CHANGES IN OWNERS' EQUITY (DEFICIT)
                  YEARS ENDED MARCH 30, 2001, 2000 AND 1999

                                                                          Accumulated
                                                                             Other
                                                                         Comprehensive
                                                            Beneficial    Income (Loss),
                                                Manager       Owners           Net            Total
                                           -------------   ------------    ------------    ------------
Owners' equity (deficit), March 30, 1998   $    (34,197)   $ 13,002,736    $      5,088    $ 12,973,627

Net loss                                        (11,703)     (1,158,644)                     (1,170,347)

Other comprehensive income, net                                                   2,302           2,302
                                           -------------   ------------    ------------    ------------

Owners' equity (deficit), March 30, 1999        (45,900)     11,844,092           7,390      11,805,582


Net loss                                        (11,469)     (1,135,381)                     (1,146,850)

Other comprehensive loss, net                                                   (58,730)        (58,730)
                                           -------------   ------------    ------------    ------------

Owners' equity (deficit), March 30, 2000        (57,369)     10,708,711         (51,340)     10,600,002


Net loss                                         (9,503)       (940,838)                       (950,341)

Other comprehensive income, net                                                  31,951          31,951
                                           -------------   ------------    ------------    ------------

Owners' equity (deficit), March 30, 2001   $    (66,872)   $  9,767,873    $    (19,389)   $  9,681,612
                                           =============   ============    ============    ============

                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED MARCH 30, 2001, 2000 AND 1999

                                                 2001           2000           1999
                                             -----------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                            $   151,939    $   127,607    $   144,822
Cash paid for
   Management fee                               (115,917)      (100,000)      (100,000)
   Professional fees                             (24,044)       (23,594)       (29,574)
   printing, postage and other expenses           (6,913)       (12,239)       (12,081)
                                             -----------    ------------   ------------

Net cash provided by (used in) operating
   activities                                      5,065         (8,226)         3,167
                                             -----------    ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships       105,311         62,385        102,497
Transfer from (to) restricted cash                  (223)       282,835        300,738
Investment in local partnerships                  (7,500)      (270,640)      (306,433)
Proceeds from sale/redemption of bonds           105,421
Investments in bonds (includes $20,715 of
   accrued interest)                          (1,022,785)
                                             -----------    ------------   ------------

Net cash provided by (used in) investing
   activities                                   (819,776)        74,580         96,802
                                             -----------    ------------   ------------

Net increase (decrease) in cash and cash        (814,711)        66,354         99,969
   equivalents

Cash and cash equivalents at beginning of
   year                                        1,003,497        937,143        837,174
                                             -----------    ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR     $   188,786    $ 1,003,497    $  937,143
                                             ===========    ============   ============

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in
   bonds, net                                $    31,951    $   (58,730)   $    2,302
                                             ===========    ============   ============

Decrease in capital contributions payable                   $   (19,177)
                                                            ============
-----------------------------------------------------------------------------------------

See reconciliation of net loss to net cash provided by (used in) operating activities on page 17.
==============================================================================

                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                     STATEMENTS OF CASH FLOWS - (Continued)
                    YEARS ENDED MARCH 30, 2001, 2000 AND 1999

                                                     2001         2000          1999
                                                  ------------   -----------    -----------
RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net loss                                          $  (950,341)   $(1,146,850)   $(1,170,347)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

     Equity in loss of investment in local
     partnerships                                     844,680      1,036,130      1,059,127
     Amortization of organization costs                                              10,000
     Gain on sale/redemption of bonds                  (2,572)
     Amortization of net premium on investments         3,827          3,575          3,574
     in bonds
     Decrease in interest receivable                   21,598
     Increase (decrease) in accounts payable
     and accrued expenses                               3,950           (180)         2,880
     Increase in payable to manager                    76,200         92,117         92,238
     Increase in interest payable                       7,723          6,982          5,695
                                                  ------------   -----------    -----------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                      $     5,065    $    (8,226)   $     3,167
                                                  ============   ===========    ============

                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 30, 2001, 2000 AND 1999


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

   The Partnership regularly assesses the carrying value of its investments in local partnerships. If the carrying value of an investment in a Local Partnership exceeds the estimated value derived by management (which contemplates remaining Low-income Tax Credits and estimated residual value, among other things), the Partnership reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships.

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

   Cash and Cash Equivalents

   The Trust considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


1  Organization, Purpose and Summary of  Significant  Accounting  Policies
   (continued)

   Restricted Cash

   Restricted cash is set aside to make the Trust's required capital contribution to a Local Partnership (see Notes 3 and 5).

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

   Reclassifications

   Certain reclassifications have been made to the prior year Local Partnership balances in Note 5 to conform to the current year presentation.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999

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

3. Cash and Cash Equivalents and Restricted Cash

   As of March 30, 2001, the Trust has cash and cash equivalents and restricted cash in the aggregate of $316,941, which are deposited in interest-bearing accounts with an institution that is not insured by the Federal Deposit Insurance Corporation.

4. Investments in Bonds

   The Trust carries its investments in bonds as available-for-sale because such investments are used to facilitate and provide flexibility for the Trust's obligations, including resolving circumstances that may arise in connection with the Local Partnerships. Investments in bonds are reflected in the accompanying balance sheets at estimated fair value.

   As of March 30, 2001, certain information concerning investments in bonds is as follows:

                                                           Gross           Gross
                                         Amortized      unrealized      unrealized     Estimated
Description and maturity                    cost           gains           losses     fair value
------------------------               -----------      ----------      ----------    -----------
Corporate debt securities
  After one year through five years    $ 1,300,801     $  22,051       $(43,678)      $ 1,279,174
  After five years through ten years       379,814         7,991           (794)          387,011
  After ten years                          202,198           212         (5,171)          197,239
                                       -----------      ----------      ----------    -----------
                                       $ 1,882,813     $  30,254       $(49,643)      $ 1,863,424
                                       ===========     =========       =========      ===========


   As of March 30, 2000, certain information concerning investments in bonds is as follows:

                                                           Gross           Gross
                                         Amortized      unrealized      unrealized     Estimated
Description and maturity                    cost           gains           losses     fair value
------------------------               -----------     -----------      ----------    -----------
Corporate debt securities
  After one year through five years    $  99,104       $    --            (1,259)     $  97,845
  After five years through ten years     686,163            --           (39,028)       647,135
  After ten years                        202,152            --           (11,053)       191,099
                                       -----------      ----------      ----------    -----------
                                       $ 987,419       $    --           (51,340)     $ 936,079
                                       ===========     ===========      ==========    ===========

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


5. Investment in Local Partnerships

   As of March 30, 2001, the Trust owns a 98.9%-99% limited partnership interest in the following Local Partnerships:

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

   The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Trust has committed to make capital contribution payments in the aggregate amount of $14,741,864, of which the Trust has paid $14,672,564 and $69,300 is payable as of March 30, 2001. Restricted cash in the accompanying balance sheet as of March 30, 2001 represents such outstanding capital contribution along with accrued interest thereon of $58,855. The outstanding capital contribution is payable upon one Local Partnership's satisfaction of specified conditions. As of December 31, 2000, the Local Partnerships have outstanding mortgage loans payable totaling approximately $21,974,000 and accrued interest payable on such loans totaling approximately $1,414,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   The combined balance sheets of the Local Partnerships as of December 31, 2000 and 1999 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2000, 1999 and 1998 are reflected on pages 22 and 23, respectively.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999

5. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of December 31, 2000 and 1999 are as follows:

                                                                    2000                      1999
                                                                ------------              ------------
   ASSETS
Cash and cash equivalents                                       $    411,588              $    515,116
Rents receivable                                                      60,415                   117,466
Capital contributions receivable                                      76,800                    76,800
Escrow deposits and reserves                                       1,605,749                 1,647,606
Land                                                               1,267,153                 1,267,153
Buildings and improvements (net of accumulated
  depreciation of $7,989,706 and $6,762,545)                      29,168,885                30,321,993
Intangible assets (net of accumulated amortization
  of $168,156 and $176,272)                                          281,716                   302,368
Other                                                                252,357                   250,222
                                                                ------------              ------------
                                                                $ 33,124,663              $ 34,498,724
                                                                ============              ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                         $    404,348              $    465,926
  Due to related parties                                             721,984                   896,462
  Mortgage loans                                                  21,974,376                22,355,808
  Notes payable                                                      100,000                   100,000
  Accrued interest                                                 1,413,749                 1,221,503
  Other                                                              169,057                   158,432
                                                                ------------              ------------
                                                                  24,783,514                25,198,131
                                                                ============              ============
Partners' equity (deficit)

  American Tax Credit Trust, Series I
   Capital contributions, net of distributions
     (includes receivable of $76,800)                             14,344,333                14,449,644
   Cumulative loss                                                (6,058,387)               (5,213,707)
                                                                ------------              ------------
                                                                   8,285,946                 9,235,937
                                                                ------------              ------------
  General partners and other limited partners
   Capital contributions, net of distributions                       340,203                   341,103
   Cumulative loss                                                  (285,000)                 (276,447)
                                                                ------------              ------------
                                                                      55,203                    64,656
                                                                ------------              ------------

                                                                   8,341,149                 9,300,593
                                                                ------------              ------------

                                                                $ 33,124,663              $ 34,498,724
                                                                ============              ============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


5. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the years ended December 31, 2000, 1999 and 1998 are as follows:


                                                             2000                 1999                  1998
                                                        -----------           -----------           -----------
   REVENUE


Rental                                                  $ 3,824,494           $ 3,759,527           $ 3,685,514
Interest and other                                          168,682               172,059               160,274
                                                        -----------           -----------           -----------
TOTAL REVENUE                                             3,993,176             3,931,586             3,845,788
                                                        -----------           -----------           -----------

EXPENSES

Administrative                                              780,597               839,372               762,133
Utilities                                                   488,186               505,172               480,467
Operating and maintenance                                   916,487               908,592               841,319
Taxes and insurance                                         485,418               475,010               453,325
Financial                                                   927,908               961,450               980,631
Depreciation and amortization                             1,247,813             1,288,599             1,395,974
                                                        -----------           -----------           -----------

 TOTAL EXPENSES                                           4,846,409             4,978,195             4,913,849
                                                        -----------           -----------           -----------
NET LOSS                                                $  (853,233)          $(1,046,609)          $(1,068,061)
                                                        ===========           ===========           ===========

 NET LOSS ATTRIBUTABLE TO

  American Tax Credit Trust, Series I                   $  (844,680)          $(1,036,130)          $(1,059,127)
  General partners and other limited
   partners, which includes specially
   allocated items of revenue to
   certain general partners of $1,883 in 1998                (8,553)              (10,479)               (8,934)
                                                        -----------           -----------           -----------
                                                        $  (853,233)          $(1,046,609)          $(1,068,061)
                                                        ===========           ===========           ===========

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


5. Investment in Local Partnerships (continued)

   Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 2001 is as follows:


                                       Investment in                                Cash           Investment in
                                         Local               Trust's              distributions        Local            Capital
                                       Partnership      equity in loss for     received during   Partnership       contributions
                                     balance as of    the year ended            the year ended    balance as of      payable as of
   Name of Local                        March 30,           December 31,           March 30,        March 30,           March 30,
Name of Local Partnership                 2000                2000                   2001           2001                 2001
-------------------------            -----------        ------------            ----------          -----------       -----------
ACP Housing Associates, L.P.         $   343,366        $   (58,628)            $    --             $   284,738       $      --

Creative Choice Homes                  1,597,945           (118,355)              (13,211)            1,466,379              --
 VII, Ltd.

Edgewood Manor                         1,061,081           (141,783)                 --                 919,298              --
 Associates, L.P.

Ledge / McLaren Limited
 Partnership                             278,186            (11,295)                 --                 266,891              --

Penn Apartment Associates                260,592            (90,058)                 --                 170,534              --

SB-92 Limited Partnership                372,083            (59,678)               (3,000)              309,405              --


St. Christopher's
 Associates, L.P. V                    1,273,831           (200,753)                 --               1,073,078            69,300

St. John Housing
 Associates, L.P.                      2,749,436            (15,154)              (89,100)            2,645,182              --

Starved Rock - LaSalle
 Manor Limited Partnership               451,038            (32,968)                 --                 418,070              --

Vision Limited Dividend
 Housing Association
 Limited Partnership                     848,379           (116,008)                 --                 732,371              --
                                     -----------        ------------            ----------          -----------       -----------
                                     $ 9,235,937        $  (844,680)            $(105,311)          $ 8,285,946       $    69,300
                                     ===========        ============            ==========          ===========       ===========

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


5. Investment in Local Partnerships (continued)

   Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 2000 is as follows:


                                           Investment in                      Decrease in          Cash
                                              Local            Trust's        investment       distributions
                                           Partnership    equity in loss for    during         received during
                                           balance as of    the year ended   the year ended     the year ended
                                             March 30,      December 31,        March 30,         March 30,
Name of Local Partnership                      1999             1999             2000              2000
-------------------------                ------------    -------------         -------------   -------------
ACP Housing Associates, L.P.             $    453,782    $   (110,416)         $       --      $       --

Creative Choice Homes VII, Ltd.             1,802,599        (204,654)                 --              --

Edgewood Manor Associates, L.P.             1,218,131        (157,050)                 --              --

Ledge / McLaren Limited Partnership
                                              295,721         (16,035)                 --            (1,500)

Penn Apartment Associates                     357,786         (97,194)                 --              --

SB-92 Limited Partnership                     486,769        (114,686)                 --              --

St. Christopher's Associates, L.P. V        1,413,268        (139,437)                 --              --

St. John Housing Associates, L.P.           2,872,142         (61,821)                 --           (60,885)

Starved Rock - LaSalle Manor Limited
 Partnership                                  467,353         (16,315)                 --              --

Vision Limited Dividend Housing
 Association Limited Partnership              986,078        (118,522)              (19,177)           --
                                         ------------    -------------         -------------   -------------
                                         $ 10,353,629    $ (1,036,130)         $    (19,177)   $    (62,385)
                                         ============    =============         =============   =============



                                             Investment in
                                                Local            Capital
                                             Partnership        contributions
                                             balance as of      payable as of
                                              March 30,           March 30,
Name of Local Partnership                       2000                2000
-------------------------                 ------------         -------------
ACP Housing Associates, L.P.              $    343,366         $       --

Creative Choice Homes VII, Ltd.              1,597,945                 --

Edgewood Manor Associates, L.P.              1,061,081                 --

Ledge / McLaren Limited Partnership
                                               278,186                 --

Penn Apartment Associates                      260,592                 --

SB-92 Limited Partnership                      372,083                 --

St. Christopher's Associates, L.P. V         1,273,831               76,800

St. John Housing Associates, L.P.            2,749,436                 --

Starved Rock - LaSalle Manor Limited
 Partnership                                   451,038                 --

Vision Limited Dividend Housing
 Association Limited Partnership               848,379                 --
                                          ------------         -------------
                                          $  9,235,937         $     76,800
                                          ============         =============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


5. Investment in Local Partnerships (continued)

   Property information for each Local Partnership as of December 31, 2000 is as follows:

                                                           Mortgage                       Buildings and     Accumulated
Name of Local Partnership                               loans payable        Land         improvements      depreciation
----------------------------                            ------------     ------------     ------------      -------------
ACP Housing Associates, L.P.                            $  1,495,073     $     14,000     $  2,505,364      $   (366,504)
Creative Choice Homes VII, Ltd.                            2,045,221          500,000        4,091,851          (665,486)
Edgewood Manor Associates, L.P.                            1,851,734           53,850        3,666,224          (968,611)
Ledge / McLaren Limited
   Partnership                                               454,333          123,673          685,912          (117,531)
Penn Apartment Associates                                    963,000           13,357        1,783,668          (339,615)
SB-92 Limited Partnership                                  2,009,797           73,000        3,035,638          (792,756)
St. Christopher's
   Associates, L.P. V                                      2,180,000           31,829        3,806,157          (911,288)
St. John Housing
   Associates, L.P.                                        4,280,660           74,800        8,279,308        (1,864,326)
Starved Rock - LaSalle Manor
 Limited Partnership                                       1,734,360          202,845        2,536,657          (461,353)
Vision Limited Dividend Housing Association
Limited Partnership                                        4,960,198          179,799        6,767,812        (1,502,236)
                                                        ------------     ------------     ------------      -------------
                                                        $ 21,974,376     $  1,267,153     $ 37,158,591      $ (7,989,706)
                                                        ============     ============     ============      =============


Property information for each Local Partnership as of December 31, 1999 is as follows


                                                            Mortgage                         Buildings and     Accumulated
Name of Local Partnership                                 loans payable        Land          improvements      depreciation
----------------------------                               ------------     ------------     ------------      -------------
ACP Housing Associates, L.P.                               $  1,499,610     $     14,000     $  2,505,364      $   (301,515)
Creative Choice Homes VII, Ltd.                               2,085,258          500,000        4,091,851          (544,279)
Edgewood Manor Associates, L.P.                               1,854,306           53,850        3,666,224          (830,553)
Ledge / McLaren Limited
   Partnership                                                  456,643          123,673          679,868           (95,754)
Penn Apartment Associates                                       963,000           13,357        1,783,668          (291,895)
SB-92 Limited Partnership                                     2,043,114           73,000        3,022,503          (676,046)
St. Christopher's
   Associates, L.P. V                                         2,180,000           31,829        3,783,012          (773,738)
St. John Housing
   Associates, L.P.                                           4,382,140           74,800        8,279,308        (1,641,846)
Starved Rock - LaSalle Manor
Limited Partnership                                           1,761,610          202,845        2,504,929          (392,381)
Vision Limited Dividend Housing Association
Limited Partnership                                           5,130,127          179,799        6,767,811        (1,214,538)
                                                           ------------     ------------     ------------      -------------
                                                           $ 22,355,808     $  1,267,153     $ 37,084,538      $ (6,762,545)
                                                           ============     ============     ============      =============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


5. Investment in Local Partnerships (continued)

   The summary of property activity during the year ended December 31, 2000 is as follows:


                                                                      Net change during
                                               Balance as of            the year ended            Balance as of
                                                December 31,            December 31,              December 31,
                                                   1999                      2000                     2000
                                              -------------             -------------             -------------
Land                                          $  1,267,153              $       --                $  1,267,153
Buildings and improvements                      37,084,538                    74,053                37,158,591
                                              -------------             -------------             -------------
                                                38,351,691                    74,053                38,425,744

Accumulated depreciation                        (6,762,545)               (1,227,161)               (7,989,706)
                                              -------------             -------------             -------------
                                              $ 31,589,146              $ (1,153,108)             $ 30,436,038
                                              =============             =============             =============


6. Transactions with Manager and Affiliates

   For the years ended March 30, 2001, 2000 and 1999, the Trust paid and/or incurred the following amounts to the Manager and/or affiliates in connection with services provided to the Trust:


                                                 2001                        2000                         1999
                                        ------------------------     ------------------------     ------------------------
                                          Paid          Incurred       Paid          Incurred       Paid          Incurred
                                        ------          --------     ------          --------     ------          --------
         Management fee (see Note 8)    $115,917        $192,117     $100,000        $192,117     $100,000        $192,238

   For the years ended December 31, 2000, 1999 and 1998, the Local Partnerships paid and/or incurred the following amounts to the Manager and/or affiliates in connection with services provided to the Local Partnerships:

                                             2000                         1999                           1998
                                    ----------------------        ------------------------      ----------------------
                                    Paid           Incurred       Paid            Incurred      Paid          Incurred
Property management fees            $ 2,625        $12,180        $12,180        $12,479        $12,160        $12,920

Insurance and other services         14,150         14,075         16,706         14,957         10,642         13,096

                           AMERICAN TAX CREDIT TRUST,
------------------------------------------------------------------------------
                       a Delaware statutory business trust
                                    Series I
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


7. Taxable Loss

   A reconciliation of the financial statement net loss of the Trust for the years ended March 30, 2001, 2000 and 1999 to the tax return net loss for the years ended December 31, 2000, 1999 and 1998 is as follows:



                                                                           2001               2000               1999
                                                                       ------------       ------------       ------------
Financial statement net loss for the years ended March 30,
  2001, 2000 and 1999                                                  $  (950,341)       $(1,146,850)       $(1,170,347)

Add (less) net transactions occurring between
   January 1, 1998 and March 30, 1998                                         --                 --              (15,851)
   January 1, 1999 and March 30, 1999                                         --              (26,666)            26,666
   January 1, 2000 and March 30, 2000                                      (23,342)            23,342               --
   January 1, 2001 and March 30, 2001                                       40,720               --                 --
                                                                       ------------       ------------       ------------

Adjusted financial statement net loss for the years ended
December 31, 2000, 1999 and 1998                                          (932,963)        (1,150,174)        (1,159,532)


Adjustment to management fee pursuant to Internal Revenue
Code Section 267                                                            86,133             90,558             93,819

Differences arising from equity in loss of investment in local
partnerships                                                              (315,564)           (23,550)          (137,771)

Other differences                                                           (3,612)               461               (220)
                                                                       ------------       ------------       ------------
Tax return net loss for the years ended December 31, 2000,
1999 and 1998                                                          $(1,166,006)       $(1,082,705)       $(1,203,704)
                                                                       ============       ============       ============


The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2000 and 1999 are as follows:

                                                                           2000               1999
                                                                       ----------         ----------
Investment in local partnerships - financial reporting                 $8,285,946         $9,235,937
Investment in local partnerships - tax *                                7,284,971          8,550,525
                                                                       ----------         ----------
                                                                       $1,000,975         $  685,412
                                                                       ==========         ==========


     * Capital contributions payable to Local Partnerships are not included in the investment balance for tax purposes.

Payable to manager in the accompanying balance sheets represents accrued management fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999

8. Commitments and Contingencies

   Pursuant to the Trust Agreement, the Trust incurs an annual management fee ("Management Fee") payable to the Manager for its services in connection with the management of the affairs of the Trust. The annual Management Fee is equal to 0.5% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties. The Trust incurred a Management Fee of $192,117, $192,117 and $192,238 for the years ended March 30, 2001, 2000 and 1999, respectively. Unpaid Management Fees in the amount of $642,237 and $566,037 are recorded as payable to manager in the accompanying balance sheets as of March 30, 2001 and 2000, respectively.

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

   The estimated fair value of the Trust's financial instruments as of March 30, 2001 and 2000 are disclosed elsewhere in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Registrant has no officers or directors. The Manager manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The executive officers and directors of the Manager are:

                            Served in present
Name                        capacity since(1)         Position held
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

Richard Paul Richman, age 53, is the sole Director and President of the Manager. Mr. Richman is the President and principal stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of the Manager and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of the Manager and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credit Properties Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties L.P., a director of Richman Tax Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties II L.P. and a director of Richman Housing Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties III L.P.

Stephen B. Smith, age 57, is the Executive Vice President of the Manager. Mr. Smith is responsible for marketing and investment program development for Richman Group. From 1989 until joining Richman Group in 1993, Mr. Smith was an independent advisor to developers, lenders and institutional investors on matters related to real estate investments.

David A. Salzman, age 40, is a Vice President and the Secretary of the Manager and a minority stockholder of Richman Group. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication as a Vice President of acquisitions of Richman Group.

Neal Ludeke, age 43, is a Vice President and the Treasurer of the Manager. Mr. Ludeke, a Vice President and the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. ("RAM"), an affiliate of the Manager. Mr. Ludeke's responsibilities in connection with RAM include various partnership management functions.


Item 11.  Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of the Manager any remuneration. During the year ended March 30, 2001, the Manager did not pay any remuneration to any of its officers or its director.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of May 31, 2001, no person or entity was known by Registrant to be the Beneficial Owner of more than five percent of the Units. The Manager is wholly-owned by Richard Paul Richman.

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

Transactions with Manager and Affiliates

The net tax losses and Low-income Tax Credits generated by Registrant during the year ended December 31, 2000 allocated to the Manager were $11,660 and $26,155, respectively.

Indebtedness of Management

No officer or director of the Manager or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2001.

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

        (3)  Exhibits

                                                      Incorporated by
                        Exhibit                        Reference to
                        -------                        ------------

   10.1     Credit Agreement dated as of         Exhibit 10.1 to Form 10-Q
            December 27, 1993 between Trust      Report
            and Citibank N.A.                    dated December 30, 1993
                                                 (File No. 33-58032)

   10.2     Security and Pledge Agreement        Exhibit 10.2 to Form 10-Q
            dated as of December 27, 1993        Report
            between Trust and Citibank N.A.      dated December 30, 1993
                                                 (File No. 33-58032)

   10.3     Cash Collateral Agreement dated      Exhibit 10.3 to Form 10-Q
            as of December 27, 1993 between      Report
            Trust and Citibank N.A.              dated December 30, 1993
                                                 (File No. 33-58032)

   10.4     Promissory Note dated December       Exhibit 10.4 to Form 10-Q
            27, 1993 from Trust to Citibank      Report
            N.A.                                 dated December 30, 1993
                                                 (File No. 33-58032)

   10.5     Tri-Party Agreement dated as of      Exhibit 10.5 to Form 10-Q
            December 27, 1993 between Trust,     Report
            Citibank N.A. and United States      dated December 30, 1993
            Trust Company of New York            (File No. 33-58032)

   10.6     ACP Housing Associates, L.P.         Exhibit 10.1 to Form 10-Q
            Amended and Restated Agreement of    Report
            Limited Partnership                  dated September 29, 1995
                                                 (File No. 0-24600)

   10.7     Creative Choice Homes VII, Ltd.      Exhibit 10.1 to Form 10-Q
            Amended and Restated Agreement of    Report
            Limited Partnership                  dated December 30, 1994
                                                 (File No. 0-24600)

   10.8     Edgewood Manor Associates, L.P.      Exhibit 10.6 to Form 10-K
            Amended and Restated Agreement of    Report
            Limited Partnership                  dated March 30, 1994
                                                 (File No. 33-58032)

   10.9     Ledge / McLaren Limited              Exhibit 10.2 to Form 10-Q
            Partnership Amended and Restated     Report
            Agreement of Limited Partnership     dated December 30, 1994
                                                 (File No. 0-24600)

   10.10    Penn Apartment Associates Amended    Exhibit 10.7 to Form 10-K
            and Restated Agreement of Limited    Report
            Partnership                          dated March 30, 1994
                                                 (File No. 33-58032)

                                                      Incorporated by
                        Exhibit                        Reference to
                        -------                        ------------
   10.11    First Amendment to Penn Apartment      Exhibit 10.8 to Form 10-K
            Associates Amended and Restated        Report
            Agreement of Limited Partnership       dated March 30, 1994
                                                   (File No. 33-58032)

   10.12    Second Amendment to Penn               Exhibit 10.9 to Form 10-K
            Apartment Associates Amended and       Report
            Restated Agreement of Limited          dated March 30, 1994
            Partnership                            (File No. 33-58032)

   10.13    SB-92 Limited Partnership Amended      Exhibit 10.6 to Form 10-Q
            and Restated Agreement of Limited      Report
            Partnership                            dated December 30, 1993
                                                   (File No. 33-58032)

   10.14    St. Christopher's Associates,          Exhibit 10.1 to Form 10-Q
            L.P. V Amended and Restated            Report
            Agreement of Limited Partnership       dated June 29, 1994
                                                   (File No. 33-58032)

   10.15    St. John Housing Associates, L.P.      Exhibit 10.7 to Form 10-Q
            Amended and Restated Agreement of      Report
            Limited Partnership                    dated December 30, 1993
                                                   (File No. 33-58032)

   10.16    Starved Rock - LaSalle Manor           Exhibit 10.2 to Form 10-Q
            Limited Partnership Amended and        Report
            Restated Agreement of Limited          dated September 29, 1995
            Partnership                            (File No. 0-24600)

   10.17    Vision Limited Dividend Housing        Exhibit 10.3 to Form 10-Q
            Association Limited Partnership        Report Amended and Restated
            Agreement of dated December 30,        1994 Limited Partnership
            0-24600)                               (File No.

   99.1     Pages 11 through 21, 26 through        Exhibit 99.1 to Form 10-K
            48 and 63 through 65 of                Report
            Prospectus of Registrant dated         dated March 30, 1994
            September 7, 1993 filed pursuant       (File No. 33-58032)
            to Rule 424 (b)(3) under the
            Securities Act of 1933

   99.2     Supplement No. 2 dated November        Exhibit 28.1 to Form 10-Q
            16, 1993 to Prospectus                 Report
                                                   dated December 30, 1993
                                                   (File No. 33-58032)

   99.3     Supplement No. 3 dated November        Exhibit 99.3 to Form 10-K
            23, 1994 to Prospectus                 Report
                                                   dated March 30, 1995
                                                   (File No. 0-24600)

   99.4     Supplement No. 4 dated December        Exhibit 99.4 to Form 10-K
            28, 1994 to Prospectus                 Report
                                                   dated March 30, 1995
                                                   (File No. 0-24600)

   99.5     December 31, 1995 financial            Exhibit 99.5 to Form 10-K
            statements of                          Report
            St. John Housing Associates, L.P.      dated March 30, 1996
            pursuant to Title 17, Code of          (File No. 0-24600)
            Federal Regulations,
            Section 210.3-9

   99.6     December 31, 1996 financial            Exhibit 99.6 to Form 10-K
            statements of                          Report
            St. John Housing Associates, L.P.      dated March 30, 1997
            pursuant to Title 17, Code of          (File No. 0-24600)
            Federal Regulations

   99.7     December 31, 1997 financial            Exhibit 99.7 to Form 10-K
            statements of                          Report
            St. John Housing Associates, L.P.      dated March 30, 1998
            pursuant to Title 17, Code of          (File No. 0-24600)
            Federal Regulations

                                                      Incorporated by
                        Exhibit                        Reference to
                        -------                        ------------

   99.8     December 31, 1998 financial           Exhibit 99.8 to Form 10-K
            statements of                         Report
            St. John Housing Associates, L.P.     dated March 30, 1999
            pursuant to Title 17, Code of         (File No. 0-24600)
            Federal Regulations

   99.9     December 31, 1999 financial           Exhibit 99.9 to Form 10-K
            statements of                         Report
            St. John Housing Associates, L.P.     dated March 30, 2000
            pursuant to Title 17, Code of         (File No. 0-24600)
            Federal Regulations


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


                                    AMERICAN TAX CREDIT TRUST,
                                    a Delaware statutory business trust
                                    Series I

                                    By:  Richman American Credit Corp.,
                                        The Manager

Dated:  June 28, 2001               /s/ Richard Paul Richman
        -------------               ------------------------------------
                                    by:  Richard Paul Richman
                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



         Signature                         Title                            Date
         ---------                         -----                            ----
     /s/ Richard Paul Richman     President, Chief Executive Officer     June 28, 2001
     -------------------------    and Director of the Manager            -------------
     (Richard Paul Richman)


     /s/ Neal Ludeke              Vice President and Treasurer of        June 28, 2001
     -------------------------    the Manager (Principal Financial       --------------
     (Neal Ludeke)                and Accounting Officer of the Trust)