Form 10-Q
period 2001-06-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 2001-08-13
CIK 897315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2001
                               -------------

                                       OR

[    ] TRANSITION REPORT
 ----  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number: 0-24600

         American Tax Credit Trust, a Delaware statutory business trust
                                    Series I
             (Exact name of Registrant as specified in its charter)

        Delaware                                                06-6385350
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

Richman American Credit Corp.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                             06830
---------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number, including area code:  (203) 869-0900
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

                         Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements


Table of Contents                                                          Page
-----------------                                                          ----

Balance Sheets................................................................3

Statements of Operations......................................................4

Statements of Cash Flows......................................................5

Notes to Financial Statements.................................................7

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                           June 29,      March 30,
                                                 Notes       2001          2001
                                                 -----       ----          ----
ASSETS

Cash and cash equivalents                                 $ 246,985      $ 188,786
Restricted cash                                    3        129,583        128,155
Investments in bonds                               2      1,850,067      1,863,424
Investment in local partnerships                   3      7,996,682      8,285,946
Interest receivable                                          30,944         14,843
                                                        -----------    -----------
                                                        $10,254,261    $10,481,154
                                                        ===========    ===========
LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                   $  25,209      $  29,150
  Payable to manager                                        663,696        642,237
  Capital contributions payable                    3         69,300         69,300
  Interest payable                                 3         60,283         58,855
                                                        -----------    -----------
                                                            818,488        799,542
                                                        -----------    -----------

Commitments and contingencies                      3

Owners' equity (deficit)

  Manager                                                   (69,206)       (66,872)
  Beneficial owners (18,654 units of beneficial
   ownership interest outstanding)                        9,536,845      9,767,873
  Accumulated other comprehensive loss, net        2        (31,866)       (19,389)
                                                        -----------    -----------
                                                          9,435,773      9,681,612
                                                        -----------    -----------
                                                        $10,254,261    $10,481,154
                                                        ===========    ===========


                       See Notes to Financial Statements.

                          AMERICAN TAX CREDIT TRUST,
                     a Delaware statutory business trust
                                   Series I
                           STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED JUNE 29, 2001 AND 2000
                                 (UNAUDITED)


                                               Notes       2001           2000
                                               -----       ----           ----

REVENUE

Interest                                              $  46,134       $ 32,383
                                                      ---------       --------
                                                         46,134         32,383
                                                      ---------       --------
TOTAL REVENUE

EXPENSES

Management fee                                           48,036         48,036
Professional fees                                         6,760          5,800
Printing, postage and other                               2,204          6,335
                                                      ---------       --------
TOTAL EXPENSES                                           57,000         60,171
                                                      ---------       --------

Loss from operations                                    (10,866)       (27,788)

Equity in loss of investment in local            3     (222,496)      (152,638)
  partnerships                                        ---------       --------

NET LOSS                                               (233,362)      (180,426)

Other comprehensive loss                         2      (12,477)       (10,599)
                                                      ---------       --------

COMPREHENSIVE LOSS                                    $(245,839)     $(191,025)
                                                      =========      =========

NET LOSS ATTRIBUTABLE TO

  Manager                                             $  (2,334)      $ (1,804)
  Beneficial owners                                    (231,028)      (178,622)
                                                      ---------       --------

                                                      $(233,362)     $(180,426)
                                                      =========      =========

NET LOSS per unit of beneficial ownership
  interest (18,654 units of beneficial                $  (12.38)      $  (9.58)
  ownership interest)                                 =========       ========


                      See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 29, 2001 AND 2000
                                   (UNAUDITED)

                                                            2001         2000
                                                            ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                         $ 32,341     $ 35,848
Cash paid for
  management fee                                          (26,577)      (25,000)
  professional fees                                        (8,717)
  printing, postage and other expenses                     (4,188)       (5,328)
                                                         --------    ----------
Net cash provided by (used in) operating activities        (7,141)        5,520
                                                         --------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partne                       66,768       102,311
Transfer to restricted cash                                (1,428)       (1,804)

Net cash provided by investing activities                  65,340       100,507
                                                         --------    ----------
Net increase in cash and cash equivalents                  58,199       106,027

Cash and cash equivalents at beginning of period          188,786     1,003,497
                                                         --------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $246,985    $1,109,524
                                                         ========    ==========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net             $(12,477)     $(10,599)
                                                         ========    ==========


--------------------------------------------------------------------------------

See reconciliation of net loss to net cash provided by (used in) operating activities on page 6.

                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                     STATEMENTS OF CASH FLOWS - (Continued)
                    THREE MONTHS ENDED JUNE 29, 2001 AND 2000
                                   (UNAUDITED)

                                                              2001          2000
                                                              ----          ----

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY
  (USED IN) OPERATING ACTIVITIES

Net loss                                                     $(233,362)  $(180,426)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

    Equity in loss of investment in local partnerships         222,496     152,638
    Amortization of net premium on investments in bonds            880         894
    Decrease (increase) in interest receivable                 (16,101)       (767)
    Increase (decrease) in accounts payable and accrued         (3,941)      6,807
      expenses
    Increase in payable to manager                              21,459      23,036
    Increase in interest payable                                 1,428       1,804
                                                             ---------    --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            $(7,141)   $  5,520
                                                             =========    ========


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 2001
                                   (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2001 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2001 are not necessarily indicative of the results that may be expected for the entire year.

   Certain prior period Local Partnership balances in Note 3 have been reclassified to conform to the current period presentation.


2. Investments in Bonds

   As of June 29, 2001, certain information concerning investments in bonds is as follows:

                                                          Gross         Gross
                                           Amortized    unrealized    unrealized    Estimated
   Description and maturity                  cost         gains         losses     fair value
   ------------------------                  ----        -----         ------     ----------

   Corporate debt securities
     After one year through five years      $ 1,320,900  $ 25,429    $ (58,694)   $ 1,287,635
     After five years through ten years        358,822      4,757       (1,179)       362,400
     After ten years                           202,211        155       (2,334)       200,032
                                           -----------   --------    ---------    -----------
                                           $ 1,881,933   $ 30,341    $ (62,207)   $ 1,850,067
                                           ===========   ========    =========    ===========

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2001
                                   (UNAUDITED)


3. Investment in Local Partnerships

   The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships and has committed to make capital contribution payments in the aggregate amount of $14,741,864, of which the Trust has paid $14,672,564 and $69,300 is outstanding as of June 29, 2001. Restricted cash in the accompanying balance sheet as of June 29, 2001 represents such outstanding capital contribution along with accrued interest of $60,283 on an outstanding capital contribution. The outstanding capital contribution is payable upon a certain Local Partnership's satisfaction of specified conditions. As of March 31, 2001, the Local Partnerships have outstanding mortgage loans payable totaling approximately $21,876,000 and accrued interest payable on such loans totaling approximately $1,482,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the three months ended June 29, 2001, the investment in local partnerships activity consists of the following:

        Investment in local partnerships as of                 $8,285,946
          March 30, 2001

        Equity in loss of investment in local                    (222,496)
          partnerships

        Cash distributions received from Local                    (66,768)
          Partnerships                                         ----------

        Investment in local partnerships as of                 $7,996,682
          June 29, 2001                                        ==========

   The combined unaudited balance sheets of the Local Partnerships as of March 31, 2001 and December 31, 2000 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2001 and 2000 are reflected on pages 9 and 10, respectively.

                          AMERICAN TAX CREDIT TRUST,
                     a Delaware statutory business trust
                                   Series I
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                                JUNE 29, 2001
                                 (UNAUDITED)

3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of March 31, 2001 and December 31, 2000 are as follows:

                                                     March 31,      December 31,
                                                       2001             2000
                                                       ----             ----

   ASSETS

   Cash and cash equivalents                             $425,008    $  411,588
   Rents receivable                                        82,998        60,415
   Capital contributions receivable                        69,300        76,800
   Escrow deposits and reserves                         1,700,263     1,605,749
   Land                                                 1,267,153     1,267,153
   Buildings and improvements (net of accumulated
     depreciation of $8,303,918 and $7,989,706)        28,862,547    29,168,885
   Intangible assets (net of accumulated
     amortization of $165,529 and $168,156)               278,049       281,716
   Other assets                                           244,566       252,357
                                                      -----------   -----------

                                                     $ 32,929,884  $ 33,124,663
                                                     ============  ============
   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

   Liabilities

     Accounts payable and accrued expenses             $  504,556    $  404,348
     Due to related parties                               687,388       721,984
     Mortgage loans                                    21,876,239    21,974,376
     Notes payable                                        100,000       100,000
     Accrued interest                                   1,482,281     1,413,749
     Other liabilities                                    163,020       169,057
                                                      -----------   -----------

                                                       24,813,484    24,783,514
                                                      -----------   -----------
   Partners' equity (deficit)

     American Tax Credit Trust, Series I
      Capital contributions, net of distributions
        (includes receivable of $69,300 and $76,800)   14,344,333    14,344,333
      Cumulative loss
                                                       (6,280,883)   (6,058,387)
                                                      -----------   -----------

                                                        8,063,450     8,285,946
                                                      -----------   -----------
     General partners and other limited partners
      Capital contributions, net of distributions         340,203       340,203
      Cumulative loss                                    (287,253)     (285,000)
                                                      -----------   -----------

                                                           52,950        55,203
                                                      -----------   -----------
                                                        8,116,400     8,341,149
                                                      -----------   -----------
                                                      $32,929,884   $33,124,663
                                                      ===========   ===========

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2001
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three months ended March 31, 2001 and 2000 are as follows:

                                                      2001          2000
                                                      ----          ----
   REVENUE

   Rental                                         $ 977,093      $950,090
   Interest and other                                26,890        28,339
                                                 ----------    ----------

   TOTAL REVENUE                                  1,003,983       978,429
                                                 ----------    ----------

   EXPENSES

   Administrative                                   164,451       156,703
   Utilities                                        194,663       115,341
   Operating and maintenance                        207,580       204,961
   Taxes and insurance                              123,557       119,392
   Financial                                        220,603       224,347
   Depreciation and amortization                    317,878       311,869
                                                 ----------    ----------

   TOTAL EXPENSES                                 1,228,732     1,132,613
                                                 ----------    ----------

   NET LOSS                                       $(224,749)    $(154,184)
                                                  =========     =========

   NET LOSS ATTRIBUTABLE TO

     American Tax Credit Trust, Series I         $ (222,496)   $ (152,638)
     General partners and other limited partners     (2,253)       (1,546)
                                                 ----------    ----------
                                                  $(224,749)    $(154,184)
                                                 ==========    ==========

   The combined results of operations of the Local Partnerships for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for an entire operating period.


4. Additional Information

   Additional information, including the audited March 30, 2001 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Trust's Annual Report on Form 10-K for the fiscal year ended March 30, 2001 on file with the Securities and Exchange Commission.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 2001, American Tax Credit Trust (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2001. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the three months ended June 29, 2001, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $45,000 during the three months ended June 29, 2001 (which is net of a net unrealized loss on investments in bonds of approximately $12,000 and the amortization of net premium on investments in bonds of approximately $1,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 2001, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 2001 of $222,496 and cash distributions received from Local Partnerships of $66,768. Payable to manager in the accompanying balance sheet as of June 29, 2001 represents deferred management fees.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost, which includes capital contributions payable, and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. As of June 29, 2001, no investment in any Local Partnership has reached a zero balance.

Registrant's operations for the three months ended June 29, 2001 and 2000 resulted in net losses of $233,362 and $180,426, respectively. The increase in net loss is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $70,000, which increase resulted primarily from an increase in the net operating losses of certain Local Partnerships. Other comprehensive loss for the three months ended June 29, 2001 and 2000 resulted from a net unrealized loss on investments in bonds of $12,477 and $10,599, respectively.

The Local Partnerships' net loss of approximately $225,000 for the three months ended March 31, 2001 was attributable to rental and other revenue of approximately $1,004,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $911,000 and approximately $318,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $154,000 for the three months ended March 31, 2000 was attributable to rental and other revenue of approximately $978,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $820,000 and approximately $312,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the three months ended March 31, 2001, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnership's operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of St. Christopher's Associates, L.P. V ("St. Christopher") require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. St. Christopher incurred an operating deficit of approximately $12,000 for the three months ended March 31, 2001. St. Christopher has an operating reserve of approximately $331,000 as of March 31, 2001. In addition, unpaid Registrant capital contributions and accrued interest thereon total approximately $130,000 as of June 29, 2001. There is no Mandatory Debt Service and payments on the real estate taxes are current. Of Registrant's total annual Low-income Tax Credits, approximately 14% is allocated from St. Christopher.


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


                                         AMERICAN TAX CREDIT TRUST,
                                         a Delaware statutory business trust
                                         Series I

                                         By:   Richman American Credit Corp.,
                                               The Manager


Dated: August 13, 2001                   /s/ Richard Paul Richman
                                         ------------------------------------
                                         by:   Richard Paul Richman
                                               President, Chief Executive
                                               Officer and Director of the
                                               Manager


Dated: August 13, 2001                   /s/ Neal Ludeke
                                         ------------------------------------
                                         by:   Neal Ludeke
                                               Vice President and
                                               Treasurer of the Manager
                                               (Principal Financial and
                                               Accounting Officer of The Trust)