Form 10-Q
period 2001-09-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2001-11-13
CIK 897315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 29, 2001
                                      ------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to ____________


                                    0-24600
                             ----------------------
                             Commission file number



     American Tax Credit Trust, a Delaware statutory business trust Series I
     -----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        Delaware                                                06-6385350
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


Richman American Credit Corp.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                               06830
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:  (203) 869-0900
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

Yes   X      No
    -----       ----

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


                         Part I - FINANCIAL INFORMATION
                                  ---------------------


Item 1.  Financial Statements
         --------------------


Table of Contents                                                          Page
-----------------                                                          ----

Balance Sheets...............................................................3

Statements of Operations.....................................................4

Statements of Cash Flows.....................................................5

Notes to Financial Statements................................................7

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                         September 29,      March 30,
                                                               Notes          2001            2001
                                                               -----     ------------    ------------
ASSETS

Cash and cash equivalents                                                $    232,725    $    188,786
Restricted cash                                                  3            130,771         128,155
Investments in bonds                                             2          1,921,049       1,863,424
Investment in local partnerships                                 3          7,794,777       8,285,946
Interest receivable                                                            32,895          14,843
                                                                         ------------    ------------

                                                                         $ 10,112,217    $ 10,481,154
                                                                         ============    ============

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                                  $     14,584    $     29,150
  Payable to manager                                                          684,365         642,237
  Capital contributions payable                                  3             69,300          69,300
  Interest payable                                               3             61,471          58,855
                                                                         ------------    ------------

                                                                              829,720         799,542
                                                                         ------------    ------------

Commitments and contingencies                                    3

Owners' equity (deficit)

  Manager                                                                     (71,457)        (66,872)
  Beneficial owners (18,654 units of beneficial
   ownership interest outstanding)                                          9,313,956       9,767,873
  Accumulated other comprehensive income (loss), net             2             39,998         (19,389)
                                                                         ------------    ------------

                                                                            9,282,497       9,681,612
                                                                         ------------    ------------

                                                                         $ 10,112,217     $10,481,154
                                                                         ============    ============


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months          Six Months          Three Months       Six Months
                                                              Ended                Ended                Ended               Ended
                                                           September 29,        September 29,        September 29,     September 29,
                                            Notes              2001                2001                 2000               2000
                                            -----          ----------           ----------           ----------        ----------
REVENUE

Interest                                                   $  33,581            $  79,715            $  37,932         $  70,315
                                                           ----------           ----------           ----------        ----------

TOTAL REVENUE                                                 33,581               79,715               37,932            70,315
                                                           ----------           ----------           ----------        ----------

EXPENSES

Management fee                                                48,035               96,071               48,035            96,071
Professional fees                                              5,873               12,633                7,553            13,353
Printing, postage and other                                    2,908                5,112                3,239             9,574
                                                           ----------           ----------           ----------        ----------

TOTAL EXPENSES                                                56,816              113,816               58,827           118,998
                                                           ----------           ----------           ----------        ----------

Loss from operations                                         (23,235)             (34,101)             (20,895)          (48,683)

Equity in loss of investment
  in local partnerships                       3             (201,905)            (424,401)            (150,538)         (303,176)
                                                           ----------           ----------           ----------        ----------

NET LOSS                                                    (225,140)            (458,502)            (171,433)         (351,859)

Other comprehensive income (loss)             2               71,864               59,387                5,642            (4,957)
                                                           ----------           ----------           ----------        ----------

COMPREHENSIVE LOSS                                         $(153,276)           $(399,115)           $(165,791)        $(356,816)
                                                           ==========           ==========           ==========        ==========

NET LOSS ATTRIBUTABLE TO

  Manager                                                  $  (2,251)           $  (4,585)           $  (1,715)        $  (3,519)
  Beneficial owners                                         (222,889)            (453,917)            (169,718)         (348,340)
                                                           ----------           ----------           ----------        ----------

                                                           $(225,140)           $(458,502)           $(171,433)        $(351,859)
                                                           ==========           ==========           ==========        ==========

NET LOSS per unit of beneficial ownership
  interest (18,654 units of beneficial                     $  (11.95)           $  (24.33)           $   (9.09)        $  (18.67)
  ownership interest)                                      ==========           ==========           ==========        ==========


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 2001 AND 2000
                                   (UNAUDITED)


                                                          2001          2000
                                                       ---------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                        $66,041     $   76,284
Cash paid for
  management fee                                         (53,943)       (53,942)
  professional fees                                      (25,216)       (23,969)
  printing, postage and other expenses                    (7,095)        (3,151)
                                                       ---------     ----------

Net cash used in operating activities                    (20,213)        (4,778)
                                                       ---------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships               66,768         105,311
Transfer to restricted cash                              (2,616)         (3,814)
Investments in bonds (includes accrued
  interest of   $20,715)                                     --      (1,022,785)
                                                       ---------     ----------

Net cash provided by (used in) investing activities      64,152        (921,288)
                                                       ---------     ----------

Net increase (decrease) in cash and cash equivalents     43,939       (926,066)

Cash and cash equivalents at beginning of period         188,786      1,003,497
                                                       ---------     ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 232,725     $   77,431
                                                       =========     ==========


SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net    $  59,387     $   (4,957)
                                                       =========     ==========



================================================================================
See reconciliation of net loss to net cash used in operating activities on page 6.





                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

                     STATEMENTS OF CASH FLOWS - (Continued)
                SIX MONTHS ENDED SEPTEMBER 29, 2001 AND 2000
                                   (UNAUDITED)


                                                          2001          2000

RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES

Net loss                                                $(458,502)    $(351,859)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships     424,401       303,176
   Amortization of net premium on investments in bonds      1,762         1,965
   Decrease (increase) in interest receivable             (18,052)          190
   Decrease in accounts payable and accrued expenses      (14,566)       (4,193)
   Increase in payable to manager                          42,128        42,129
   Increase in interest payable                             2,616         3,814
                                                        ---------     ---------

NET CASH USED IN OPERATING ACTIVITIES                   $ (20,213)    $  (4,778)
                                                        =========     =========





                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2001
                                   (UNAUDITED)


1. Basis of Presentation

   The  accompanying  unaudited  financial  statements  have  been  prepared  in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2001 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended September 29, 2001 are not necessarily indicative of the results that may be expected for the entire year.

   Certain prior period Local Partnership balances in Note 3 have been reclassified to conform to the current period presentation.


2. Investments in Bonds

   As of September 29, 2001, certain information concerning investments in bonds is as follows:

                                                               Gross       Gross
                                             Amortized      unrealized   unrealized     Estimated
   Description and maturity                     cost          gains        losses      fair value
   --------------------------------------   -----------     ---------    ----------    -----------
   Corporate debt securities
     After one year through five years      $ 1,320,847     $  56,488    $ (33,710)    $ 1,343,625
     After five years through ten years         357,982        15,846           (7)        373,821
     After ten years                            202,222         1,381           --         203,603
                                            -----------     ---------    ----------    -----------

                                            $ 1,881,051     $  73,715    $ (33,717)    $ 1,921,049
                                            -----------     ---------    ----------    -----------

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2001
                                   (UNAUDITED)


3. Investment in Local Partnerships

   The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships and has committed to make capital contribution payments in the aggregate amount of $14,741,864, of which the Trust has paid $14,672,564 and $69,300 is outstanding as of September 29, 2001. Restricted cash in the accompanying balance sheet as of September 29, 2001 represents such outstanding capital contribution along with accrued interest thereon of $61,471. The outstanding capital contribution is payable upon a certain Local Partnership's satisfaction of specified conditions. As of June 30, 2001, the Local Partnerships have outstanding mortgage loans payable totaling approximately $21,778,000 and accrued interest payable on such loans totaling approximately $1,546,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the six months ended September 29, 2001, the investment in local partnerships activity consists of the following:

        Investment in local partnerships as of March 30, 2001        $8,285,946

        Equity in loss of investment in local partnerships             (424,401)

        Cash distributions received from Local Partnership              (66,768)
                                                                     ----------
        Investment in local partnerships as of September 29, 2001
          September 29, 2001                                         $7,794,777
                                                                     ==========

   The combined unaudited balance sheets of the Local Partnerships as of June 30, 2001 and December 31, 2000 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2001 and 2000 are reflected on pages 9 and 10, respectively.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2001
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of June 30, 2001 and December 31, 2000 are as follows:

                                                           June 30,     December 31,
                                                             2001           2000
                                                        ------------    ------------
   ASSETS

   Cash and cash equivalents                            $    426,914    $    411,588
   Rents receivable                                           82,871          60,415
   Capital contributions receivable                           69,300          76,800
   Escrow deposits and reserves                            1,605,216       1,605,749
   Land                                                    1,267,153       1,267,153
   Buildings and improvements (net of accumulated
     depreciation of $8,604,620 and $7,989,706)           28,564,431      29,168,885
   Intangible assets (net of accumulated
     amortization of $165,490 and $168,156)                  273,087         281,716
   Other assets                                              306,020         252,357
                                                        ------------    ------------

                                                        $ 32,594,992    $ 33,124,663
                                                        ============    ============

   LIABILITIES AND PARTNERS' EQUITY

   Liabilities

     Accounts payable and accrued expenses              $    473,750    $    404,348
     Due to related parties                                  620,772         721,984
     Mortgage loans                                       21,777,561      21,974,376
     Notes payable                                           100,000         100,000
     Accrued interest                                      1,545,690       1,413,749
     Other liabilities                                       164,767         169,057
                                                        ------------    ------------

   Partners' equity                                       24,682,540      24,783,514
                                                        ------------    ------------

     American Tax Credit Trust, Series I
      Capital contributions, net of distributions
        (includes receivable of $69,300 and $76,800)      14,344,333      14,344,333
      Cumulative loss                                     (6,482,788)     (6,058,387)
                                                        ------------    ------------

                                                           7,861,545       8,285,946
                                                        ------------    ------------

     General partners and other limited partners
      Capital contributions, net of distributions            340,203         340,203
      Cumulative loss                                       (289,296)       (285,000)
                                                        ------------    ------------

                                                              50,907          55,203
                                                        ------------    ------------

                                                           7,912,452       8,341,149
                                                        ------------    ------------

                                                        $ 32,594,992    $ 33,124,663
                                                        ============    ============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2001
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2001 and 2000 are as follows:

                                                             Three Months       Six Months        Three Months         Six Months
                                                                Ended             Ended               Ended               Ended
                                                               June 30,          June 30,           June 30,            June 30,
                                                                 2001              2001               2000                2000
                                                             -----------        -----------        -----------        -----------
   REVENUE

   Rental                                                    $   962,663        $ 1,939,756        $   979,116        $ 1,929,206
   Interest and other                                             23,239             50,129             37,660             65,999
                                                             -----------        -----------        -----------        -----------

   TOTAL REVENUE                                                 985,902          1,989,885          1,016,776          1,995,205
                                                             -----------        -----------        -----------        -----------
   EXPENSES

   Administrative                                                186,392            350,843            171,779            328,482
   Utilities                                                     103,707            298,370            116,816            232,157
   Operating and maintenance                                     256,368            463,948            215,591            420,552
   Taxes and insurance                                           114,192            237,749            119,687            239,079
   Financial                                                     223,526            444,129            227,928            452,275
   Depreciation and amortization                                 305,665            623,543            317,038            628,907
                                                             -----------        -----------        -----------        -----------

   TOTAL EXPENSES                                              1,189,850          2,418,582          1,168,839          2,301,452
                                                             -----------        -----------        -----------        -----------

   NET LOSS                                                  $  (203,948)       $  (428,697)       $  (152,063)       $  (306,247)
                                                             ===========        ===========        ===========        ===========

   NET LOSS ATTRIBUTABLE TO

     American Tax Credit Trust, Series I                     $  (201,905)       $  (424,401)       $  (150,538)       $  (303,176)
     General partners and other limited partners                  (2,043)            (4,296)            (1,525)            (3,071)
                                                             -----------        -----------        -----------        -----------

                                                             $  (203,948)       $  (428,697)       $  (152,063)       $  (306,247)
                                                             ===========        ===========        ===========        ===========


   The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for an entire operating period.


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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

Material Changes in Financial Condition
---------------------------------------

As of September 29, 2001, American Tax Credit Trust (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2001. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the six months ended September 29, 2001, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $102,000 during the six months ended September 29, 2001 (which includes a net unrealized gain on investments in bonds of approximately $59,000 and the amortization of net premium on investments in bonds of approximately $2,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 2001, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 2001 of $424,401 and cash distributions received from Local Partnerships of $66,768. Payable to manager in the accompanying balance sheet as of September 29, 2001 represents deferred management fees.

Results of Operations
---------------------

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost, which includes capital contributions payable, and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. As of September 29, 2001, no investment in any Local Partnership has reached a zero balance.

Registrant's operations for the three months ended September 29, 2001 and 2000 resulted in net losses of $225,140 and $171,433, respectively. The increase in net loss is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $51,000, which is attributable to an increase in the net operating losses of certain Local Partnerships. Other comprehensive income for the three months ended September 29, 2001 and 2000 resulted from a net unrealized gain on investments in bonds of $71,864 and $5,642, respectively.

The Local Partnerships' net loss of approximately $204,000 for the three months ended June 30, 2001 was attributable to rental and other revenue of approximately $986,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $884,000 and approximately $306,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $152,000 for the three months ended June 30, 2000 was attributable to rental and other revenue of approximately $1,017,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $852,000 and approximately $317,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected in future periods.

Registrant's operations for the six months ended September 29, 2001 and 2000 resulted in net losses of $458,502 and $351,859, respectively. The increase in net loss is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $121,000, which is attributable to an increase in the net operating losses of certain Local Partnerships. Other comprehensive income (loss) for the six months ended September 29, 2001 and 2000 resulted from a net unrealized gain (loss) on investments in bonds of $59,387 and $(4,957), respectively.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         ---------------------------------------------------------------

The Local Partnerships' net loss of approximately $429,000 for the six months ended June 30, 2001 was attributable to rental and other revenue of approximately $1,990,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $1,795,000 and approximately $624,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $306,000 for the six months ended June 30, 2000 was attributable to rental and other revenue of approximately $1,995,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $1,672,000 and approximately $629,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters
-------------------------

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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         ---------------------------------------------------------------

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the six months ended June 30, 2001, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, a certain Local Partnership's operating information indicates an operating deficit after taking into account its mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of St. Christopher's Associates, L.P. V ("St. Christopher") require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. St. Christopher incurred an operating deficit of approximately $15,000 for the six months ended June 30,
2001. St. Christopher has an operating reserve of approximately $331,000 as of June 30, 2001. In addition, unpaid Registrant capital contributions and accrued interest thereon total approximately $131,000 as of September 29, 2001. There is no Mandatory Debt Service and payments on the real estate taxes are current. Of Registrant's total annual Low-income Tax Credits, approximately 14% are allocated from St. Christopher.


Item 3.  Quantitative and Qualitative Disclosure about Market Risk
         ---------------------------------------------------------

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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

                           PART II - OTHER INFORMATION
                                     -----------------


Item 1.     Legal Proceedings
            -----------------

            Registrant is not aware of any material legal proceedings.

Item 2.     Changes in Securities
            ---------------------

            None

Item 3.     Defaults Upon Senior Securities
            -------------------------------

            None

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            None

Item 5.     Other Information
            -----------------

            None

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

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


                                        AMERICAN TAX CREDIT TRUST,
                                        a Delaware statutory business trust
                                        Series I

                                        By:  Richman American Credit Corp.,
                                             The Manager



Dated: November 13, 2001                /s/  Richard Paul Richman
                                        ----------------------------------------
                                        by:  Richard Paul Richman
                                             President, Chief Executive
                                             Officer and Director of the Manager



Dated: November 13, 2001                /s/  Neal Ludeke
                                        ----------------------------------------
                                        by:  Neal Ludeke
                                             Vice President and
                                             Treasurer of the Manager
                                             (Principal Financial and Accounting
                                             Officer of The Trust)