Form 10-Q
period 2001-12-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2002-02-13
CIK 897315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2001
                               -----------------

                                       OR

[   ]  TRANSITION REPORT
 ---   PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number: 0-24600

         American Tax Credit Trust, a Delaware statutory business trust
                                    Series I
             (Exact name of Registrant as specified in its charter)


         Delaware                                               06-6385350
 ------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


Richman American Credit Corp.
599 West Putnam Avenue, 3rd Floor                                   06830
Greenwich, Connecticut                                            ----------
---------------------------------------                           (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:  (203) 869-0900
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

Statements of Operations......................................................4

Statements of Cash Flows......................................................5

Notes to Financial Statements.................................................7


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                         December 30,    March 30,
                                                 Notes      2001           2001
                                                 -----   -----------     --------
ASSETS
Cash and cash equivalents                               $  166,619     $   188,786
Restricted cash                                    3       131,570         128,155
Investments in bonds                               2     1,920,854       1,863,424
Investment in local partnerships                   3     7,608,027       8,285,946
Interest receivable                                         30,931          14,843
                                                        ----------     -----------
                                                        $9,858,001     $10,481,154
                                                        ==========     ===========
LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                 $   21,442     $    29,150
  Payable to manager                                       640,025         642,237
  Capital contributions payable                    3        69,300          69,300
  Interest payable                                 3        62,270          58,855
                                                        ----------     -----------
                                                           793,037         799,542
                                                        ----------     -----------
Commitments and contingencies                      3

Owners' equity (deficit)

  Manager                                                  (73,639)        (66,872)
  Beneficial owners (18,654 units of beneficial
   ownership interest outstanding)                       9,097,919       9,767,873

  Accumulated other comprehensive income           2        40,684         (19,389)
  (loss), net                                           ----------     -----------
                                                         9,064,964       9,681,612
                                                        ----------     -----------
                                                        $9,858,001     $10,481,154
                                                        ==========     ===========


                       See Notes to Financial Statements.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                       Three         Nine         Three        Nine
                                       Months       Months       Months       Months
                                       Ended         Ended        Ended        Ended
                                      December     December     December     December
                             Notes    30, 2001     30, 2001     30, 2000     30, 2000
                             -----    --------     --------     --------     --------

REVENUE

Interest                            $  33,407     $ 113,122    $  40,825     $ 111,140
                                    ---------     ---------    ---------     ---------
TOTAL REVENUE                          33,407       113,122       40,825       111,140
                                    ---------     ---------    ---------     ---------

EXPENSES

Management fee                         48,036       144,107       48,036       144,107
Professional fees                      12,732        25,365        6,368        19,721
Printing, postage and other             4,108         9,220        2,679        12,253
                                    ---------     ---------    ---------     ---------
TOTAL EXPENSES                         64,876       178,692       57,083       176,081
                                    ---------     ---------    ---------     ---------

Loss from operations                  (31,469)      (65,570)     (16,258)      (64,941)

Equity in loss of
  investment in local
  partnerships                 3     (186,750)     (611,151)    (191,077)     (494,253)
                                    ---------     ---------    ---------     ---------

NET LOSS                             (218,219)     (676,721)    (207,335)     (559,194)

Other comprehensive income
(loss)                         2          686        60,073       (3,691)       (8,648)
                                    ---------     ---------    ---------     ---------

COMPREHENSIVE LOSS                  $(217,533)    $(616,648)   $(211,026)    $(567,842)
                                    =========     =========    =========     =========

NET LOSS ATTRIBUTABLE TO

  Manager                           $  (2,182)    $  (6,767)   $  (2,073)    $  (5,592)
  Beneficial owners                  (216,037)     (669,954)    (205,262)     (553,602)
                                    ---------     ---------    ---------     ---------
                                    $(218,219)    $(676,721)   $(207,335)    $(559,194)
                                    =========     =========    =========     =========
NET LOSS per unit of
  beneficial ownership
  interest (18,654 units of
  beneficial ownership interest)    $  (11.58)    $  (35.91)   $  (11.01)    $  (29.68)
                                    =========     =========    =========     =========


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                           2001         2000
                                                           ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                        $103,092     $ 119,414
Cash paid for
  management fee                                         (146,318)      (80,519)
  professional fees                                       (31,090)      (24,046)
  printing, postage and other expenses                    (11,204)      (12,253)
                                                         --------     ---------
Net cash provided by (used in) operating activities       (85,520)        2,596
                                                         --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                 66,768       105,311
Transfer to restricted cash                                (3,415)       (5,856)
Proceeds from sale of bonds                                             105,421
Investments in bonds (includes accrued interest
of $20,715)                                                          (1,022,785)
                                                         --------    ----------
Net cash provided by (used in) investing activities        63,353      (817,909)
                                                         --------    ----------
Net decrease in cash and cash equivalents                 (22,167)     (815,313)

Cash and cash equivalents at beginning of period          188,786     1,003,497
                                                         --------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $166,619    $  188,184
                                                         ========    ==========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net      $ 60,073    $   (8,648)
                                                         ========    ==========

-------------------------------------------------------------------------------
See reconciliation of net loss to net cash provided by (used in) operating activities on page 6.


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                     STATEMENTS OF CASH FLOWS - (Continued)
                  NINE MONTHS ENDED DECEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                           2001         2000
                                                           ----         ----

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY
  (USED IN) OPERATING ACTIVITIES

Net loss                                                 $(676,721)   $(559,194)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

   Equity in loss of investment in local                   611,151      494,253
   partnerships
   Gain on sale of bonds                                                 (2,572)
   Amortization of net premium on investments in             2,643        2,938
   bonds
   Decrease (increase) in interest receivable              (16,088)       2,052
   Decrease in accounts payable and accrued expenses        (7,709)      (4,325)
   Increase (decrease) in payable to manager                (2,211)      63,588
   Increase in interest payable                              3,415        5,856
                                                         ---------    ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      $ (85,520)   $   2,596
                                                         =========    =========



                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 2001
                                   (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2001 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended December 30, 2001 are not necessarily indicative of the results that may be expected for the entire year.

   Certain prior period Local Partnership balances in Note 3 have been reclassified to conform to the current period presentation.


2. Investments in Bonds

   As of December 30, 2001, certain information concerning investments in bonds is as follows:


                                                        Gross         Gross
                                         Amortized    unrealized    unrealized     Estimated
   Description and maturity                cost         gains         losses       fair value
   ------------------------              ----------   ----------    ----------     ----------

   Corporate debt securities
     After one year through five years    $1,369,422   $   46,090   $  (15,726)    $ 1,399,786
     After five years through ten years      308,515        9,288         (270)        317,533
     After ten years                         202,233        1,302           --         203,535
                                          $1,880,170   $   56,680   $  (15,996)    $ 1,920,854
                                          ==========   ==========   ===========    ===========

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2001
                                   (UNAUDITED)


3. Investment in Local Partnerships

   The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships and has committed to make capital contribution payments in the aggregate amount of $14,741,864, of which the Trust has paid $14,672,564 and $69,300 is outstanding as of December 30, 2001. Restricted cash in the accompanying balance sheet as of December 30, 2001 represents such outstanding capital contribution to a Local Partnership along with accrued interest thereon of $62,270, which is payable upon such Local Partnership's satisfaction of specified conditions. As of September 30, 2001, the Local Partnerships have outstanding mortgage loans payable totaling approximately $21,678,000 and accrued interest payable on such loans totaling approximately $1,610,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the nine months ended December 30, 2001, the investment in local partnerships activity consists of the following:

        Investment in local partnerships as of
          March 30, 2001                                       $8,285,946

        Equity in loss of investment in local
          partnerships                                           (611,151)
                                                               ----------
        Cash distributions received from Local
          Partnerships                                            (66,768)
                                                               ----------
        Investment in local partnerships as of
          December 30, 2001                                    $7,608,027
                                                               ==========

The combined unaudited balance sheets of the Local Partnerships as of September 30, 2001 and December 31, 2000 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2001 and 2000 are reflected on pages 9 and 10, respectively.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2001
                                   (UNAUDITED)

3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of September 30, 2001 and December 31, 2000 are as follows:

                                                   September 30,    December 31,
                                                       2001            2000
                                                   ------------     -----------
   ASSETS

Cash and cash equivalents                          $    513,141    $    411,588
Rents receivable                                         92,194          60,415
Capital contributions receivable                         69,300          76,800
Escrow deposits and reserves                          1,622,508       1,605,749
Land                                                  1,267,153       1,267,153
Buildings and improvements (net of accumulated
  depreciation of $8,912,161 and $7,989,706)         28,269,599      29,168,885

Intangible assets (net of accumulated
  amortization of $169,803 and $168,156)                268,774         281,716
Other assets                                            264,830         252,357
                                                   ------------    ------------
                                                   $ 32,367,499    $ 33,124,663
                                                   ============    ============
LIABILITIES AND PARTNERS' EQUITY

Liabilities

  Accounts payable and accrued expenses            $    480,383    $    404,348
  Due to related parties                                614,642         721,984
  Mortgage loans                                     21,677,713      21,974,376
  Notes payable                                         100,000         100,000
  Accrued interest                                    1,610,455       1,413,749
  Other liabilities                                     160,495         169,057
                                                   ------------    ------------
                                                     24,643,688      24,783,514
                                                   ------------    ------------
Partners' equity

  American Tax Credit Trust, Series I
   Capital contributions, net of distributions
     (includes receivable of
     $69,300 and $76,800)                            14,344,333      14,344,333
   Cumulative loss                                   (6,669,535)     (6,058,387)
                                                   ------------    ------------
                                                      7,674,798       8,285,946
                                                   ------------    ------------
  General partners and other limited partners
   Capital contributions, net of distributions          340,203         340,203
   Cumulative loss                                     (291,190)       (285,000)
                                                   ------------    ------------
                                                         49,013          55,203
                                                   ------------    ------------
                                                      7,723,811       8,341,149
                                                   ------------    ------------
                                                   $ 32,367,499    $ 33,124,663
                                                   ============    ============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2001
                                   (UNAUDITED)

3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2001 and 2000 are as follows:


                                Three Months    Nine Months    Three Months   Nine Months
                                   Ended          Ended           Ended         Ended
                                September 30,  September 30,   September 30,  September
                                    2001          2001             2000          2000
                                ------------   ------------    ------------   -----------
   REVENUE

Rental                          $   983,380    $ 2,923,136    $   935,282    $ 2,864,488
Interest and other                   38,373         88,502         51,565        117,564
                                -----------    -----------    -----------    -----------

TOTAL REVENUE                     1,021,753      3,011,638        986,847      2,982,052
                                -----------    -----------    -----------    -----------

EXPENSES

Administrative                      160,548        511,391        178,120        506,602
Utilities                           142,378        440,748        123,640        355,797
Operating and maintenance           251,256        715,204        228,899        649,451
Taxes and insurance                 125,465        363,214        114,396        353,475
Financial                           218,893        663,022        220,966        673,241
Depreciation and amortization       311,854        935,397        313,838        942,745
                                -----------    -----------    -----------    -----------

TOTAL EXPENSES                    1,210,394      3,628,976      1,179,859      3,481,311
                                -----------    -----------    -----------    -----------

NET LOSS                        $  (188,641)   $  (617,338)   $  (193,012)   $  (499,259)
                                ===========    ===========    ===========    ===========
NET LOSS ATTRIBUTABLE TO

  American Tax Credit Trust,
   Series I                     $  (186,750)   $  (611,151)   $  (191,077)   $  (494,253)
  General partners and other
   limited partners                  (1,891)        (6,187)        (1,935)        (5,006)
                                -----------    -----------    -----------    -----------

                                $  (188,641)   $  (617,338)   $  (193,012)   $  (499,259)
                                ===========    ===========    ===========    ===========

The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for an entire operating period.


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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 2001, American Tax Credit Trust (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2001. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the nine months ended December 30, 2001, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $35,000 during the nine months ended December 30, 2001 (which includes a net unrealized gain on investments in bonds of approximately $60,000 and the amortization of net premium on investments in bonds of approximately $3,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 2001, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended December 30, 2001 of $611,151 and cash distributions received from Local Partnerships of $66,768. Payable to manager in the accompanying balance sheet as of December 30, 2001 represents deferred management fees.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost, which includes capital contributions payable, and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. As of December 30, 2001, no investment in any Local Partnership has reached a zero balance.

Registrant's operations for the three months ended December 30, 2001 and 2000 resulted in net losses of $218,219 and $207,335, respectively. Other comprehensive income (loss) for the three months ended December 30, 2001 and 2000 resulted from a net unrealized gain (loss) on investments in bonds of $686 and $(3,691), respectively.

The Local Partnerships' net loss of approximately $189,000 for the three months ended September 30, 2001 was attributable to rental and other revenue of approximately $1,022,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $899,000 and approximately $312,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $193,000 for the three months ended September 30, 2000 was attributable to rental and other revenue of approximately $987,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $866,000 and approximately $314,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected in future periods.

Registrant's operations for the nine months ended December 30, 2001 and 2000 resulted in net losses of $676,721 and $559,194, respectively. The increase in net loss is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $117,000, which is attributable to an increase in the net operating losses of certain Local Partnerships. Other comprehensive income (loss) for the nine months ended December 30, 2001 and 2000 resulted from a net unrealized gain (loss) on investments in bonds of $60,073 and $(8,648), respectively.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' net loss of approximately $617,000 for the nine months ended September 30, 2001 was attributable to rental and other revenue of approximately $3,012,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,694,000 and approximately $935,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $499,000 for the nine months ended September 30, 2000 was attributable to rental and other revenue of approximately $2,982,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,538,000 and approximately $943,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective is to provide Low-income Tax Credits to Beneficial Owners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2001, none of the Local Partnerships have reported an event of recapture of Low-income Tax Credits.

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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the nine months ended September 30, 2001, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, one Local Partnership's operating information indicates an operating deficit after taking into account its mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of St. Christopher's Associates, L.P. V ("St. Christopher") require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. St. Christopher incurred an operating deficit of approximately $23,000 for the nine months ended September 30, 2001. St. Christopher has an operating reserve of approximately $331,000 as of September 30, 2001. In addition, unpaid Registrant capital contributions and accrued interest thereon total approximately $132,000 as of December 30, 2001. There is no Mandatory Debt Service and payments on the real estate taxes are current. Of Registrant's total annual Low-income Tax Credits, approximately 14% are allocated from St. Christopher.


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


                                        AMERICAN TAX CREDIT TRUST,
                                        a Delaware statutory business trust
                                        Series I

                                        By:  Richman American Credit Corp.,
                                             The Manager


Dated: February 13, 2002                /s/ Richard Paul Richman
                                        --------------------------------------
                                        by: Richard Paul Richman
                                            President, Chief Executive
                                            Officer and Director of the Manager


Dated: February 13, 2002                /s/ Neal Ludeke
                                        --------------------------------------
                                        by: Neal Ludeke
                                            Vice President and
                                            Treasurer of the Manager
                                            (Principal Financial and Accounting
                                            Officer of The Trust)