Form 10-K
period 2002-03-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2002-06-28
CIK 897315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 30, 2002

                                 --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ____________

                                     0-24600
                            ------------------------
                            (Commission File Number)

    American Tax Credit Trust, a Delaware statutory business trust
                                    Series I
    -----------------------------------------------------------------------
      (Exact name of registrant as specified in its governing instruments)

           Delaware                                            06-6385350
----------------------------------                       -----------------------
(State or other jurisdiction                                (I.R.S. Employer
      of organization)                                     Identification No.)

Richman American Credit Corp.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                               06830
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:               (203) 869-0900
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:

        None                                           None
-----------------------               -----------------------------------------
(Title of each Class)                (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Beneficial Ownership Interest
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days.  Yes  X         No___


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

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

Formation
---------

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

Competition
-----------

Pursuant to Rule 12b-23 of the Commission's General Rules and Regulations promulgated under the Exchange Act, the description of Registrant's competition, general risks, tax risks and partnership risks set forth under the heading "Risk Factors" at pages 11 through 21 of the Prospectus is incorporated herein by reference.

Employees
---------

Registrant employs no personnel and incurs no payroll costs. All management activities of Registrant are conducted by the Manager. An affiliate of the Manager employs individuals who perform the management activities of Registrant. This entity also performs similar services for other affiliates of the Manager.

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue
--------------------------------------------------------------------------------
Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget
----------------------------------------------------------------------
Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget
---------------------------------------------------------------------
Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief
------------------------------------------------------------------------------
Extension Act of 1998, Tax and Trade Relief Extension Act of 1999, Community
----------------------------------------------------------------------------
Renewal Tax Relief Act of 2000, Economic Growth and Tax Relief Reconciliation
-----------------------------------------------------------------------------
Act of 2001 and Job Creation and Worker Assistance Act of 2002 (collectively the
--------------------------------------------------------------------------------
"Tax Acts")
-----------

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

Registrant's primary objective is to provide Low-income Tax Credits to Beneficial Owners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2001, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

Certain of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of subsidies on page 4). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Three Local Partnerships' Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

Registrant owns a 98.9%-99% limited partnership interest ("Local Partnership Interest") in ten Local Partnerships reflected on page 4.

                                                            Capital contribution
                                                                 obligation                 Mortgage
 Name of Local Partnership                       Number      as of March 30, 2002      loans payable as of     Subsidy
 Name of apartment complex                      of renta l  ----------------------        December 31,          (see
 Apartment complex location                       units      Total           Paid            2001             footnotes)
 --------------------------                     ---------    -----           ----      -------------------    ----------

ACP Housing Associates, L.P.
ACP Housing Apartments
New York, New York                                 28     $   737,222     $   737,222     $ 1,492,108           (1b)

Creative Choice Homes VII, Ltd.
Coral Gardens
Homestead, Florida                                 91       2,382,812       2,382,812       2,001,646           (1a & 1c)

Edgewood Manor Associates, L.P.
Edgewood Manor Apartments
Philadelphia, Pennsylvania                         49       1,963,799       1,963,799       1,848,973           (1b)

Ledge/McLaren Limited Partnership
Ledge/McLaren Apartments
Nashua, New Hampshire                               8         343,079         343,079         451,857           (1b)

Penn Apartment Associates
Penn Apartments
Chester, Pennsylvania                              15         852,180         852,180         963,000           (1b)

SB-92 Limited Partnership
Shaker Boulevard Gardens
Cleveland, Ohio                                    73         795,255         795,255       1,973,894           (1b)

St. Christopher's Associates, L.P. V
Lehigh Park
Philadelphia, Pennsylvania                         29       2,075,785       2,006,485       2,180,000           (1b)

St. John Housing Associates, L.P.
St. John Homes
Gary, Indiana                                     144       3,546,861       3,546,861       4,171,642           (1a & 1c)

Starved Rock - LaSalle Manor
   Limited Partnership
LaSalle Manor
LaSalle, Illinois                                  48         634,327         634,327       1,704,994           (1a & 1c)

Vision Limited Dividend Housing
   Association Limited Partnership
Helen Odean Butler Apartments
Detroit, Michigan                                  97       1,410,544       1,410,544       4,788,563           (1b)
                                                          -----------     -----------     -----------
                                                          $14,741,864     $14,672,564     $21,576,677
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

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Security Holder
            Matters

Market Information and Holders
------------------------------

There is no established public trading market for Registrant's Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of Beneficial Owners of Units as of May 31, 2002 was approximately 897, holding 18,654 Units.

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

Distributions
-------------

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its owners. There were no cash distributions to the owners during the years ended March 30, 2002 and 2001.

Low-income Tax Credits, which are subject to various limitations, may be used by Beneficial Owners to offset federal income tax liabilities. The Low-income Tax Credits per Unit for each of the three closings, generated by Registrant and allocated to the Beneficial Owners for the tax years ended December 31, 2001 and 2000 and the cumulative Low-income Tax Credits allocated from inception through December 31, 2001 are as follows:

                                      First           Second           Third
                                     closing          closing         closing
                                   November 29,      January 28,       May 25,
                                      1993              1994            1994
                                   ------------      -----------      ---------
Low-income Tax Credits:
----------------------
Tax year ended December 31, 2001   $   138.81       $  138.81       $   138.81
Tax year ended December 31, 2000       138.81          138.81           138.81

Cumulative totals                  $   976.38       $  974.20       $   961.68

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


                                                                   Years Ended March 30,
                                        ----------------------------------------------------------------------------
                                            2002             2001            2000           1999           1998
                                        ------------    ------------    ------------    ------------    ------------

Interest revenue                        $    146,753    $    121,363    $    117,050    $    135,553    $    141,902
                                        ============    ============    ============    ============    ============
Equity in loss of investment in
 local partnerships                     $ (1,180,278)   $   (844,680)   $ (1,036,130)   $ (1,059,127)   $ (1,023,224)
                                        ============    ============    ============    ============    ============

Net loss                                $ (1,268,827)   $   (950,341)   $ (1,146,850)   $ (1,170,347)   $ (1,119,287)
                                        ============    ============    ============    ============    ============

Net loss per unit of beneficial
 ownership interest (18,654 Units)      $     (67.34)   $     (50.44)   $     (60.87)   $     (62.11)   $     (59.40)


                                                                       As of March 30,
                                        ----------------------------------------------------------------------------
                                            2002             2001            2000           1999           1998
                                        ------------    ------------    ------------    ------------    ------------

Total assets                            $  9,208,448    $ 10,481,154    $ 11,319,171    $ 12,715,649    $ 14,089,314
                                        ============    ============    ============    ============    ============


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

Capital Resources and Liquidity
-------------------------------

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

As of March 30, 2002, Registrant has unrestricted cash and cash equivalents and investments in bonds totaling $2,004,272, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 2002, Registrant's investments in bonds represent corporate bonds of $1,796,958 with various maturity dates ranging from 2003 to 2016. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the year ended March 30, 2002, Registrant received cash from interest revenue, maturity/redemption and sale of bonds and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $48,000 during the year ended March 30, 2002 (which includes a net unrealized gain on investments in bonds of approximately $36,000 and the amortization of net premium on investments in bonds of approximately $4,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

During the year ended March 30, 2002, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 2001 of $1,180,278 (including an adjustment to Registrant's carrying value of its investment in three Local Partnerships of $230,000 in accordance with applicable accounting guidelines) (see discussion below under Results of Operations) and cash distributions received from Local Partnerships of $66,768. Payable to manager in the accompanying balance sheet as of March 30, 2002 represents accrued management fees.

Results of Operations
---------------------

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost which includes capital contributions payable, and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. As of March 30, 2002, no investment in any Local Partnership has reached a zero balance.

Cumulative losses and cash distributions in excess of investment in local partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. In addition, the carrying value of Registrant's investment in local partnerships may be reduced if the book value (the "Local Partnership Carrying Value") is considered to exceed the estimated value derived by management. Accordingly, cumulative losses and cash distributions in excess of the investment or an adjustment to a Local Partnership's Carrying Value are not necessarily indicative of adverse operating results of a Local Partnership. See discussion below under Local Partnership Matters regarding certain Local Partnerships currently operating below economic break even levels.

Registrant's operations for the years ended March 30, 2002, 2001 and 2000 resulted in net losses of $1,268,827, $950,341 and $1,146,850, respectively. The increase in net loss from fiscal 2001 to fiscal 2002 is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $336,000, which increase resulted primarily from (i) Registrant adjusting the Local Partnership Carrying Value in connection with its investments in certain Local Partnerships as reflected in Note 5 to the financial statements and (ii) a net increase in the net operating losses of certain Local Partnerships. The decrease in net loss from fiscal 2000 to fiscal 2001 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $191,000, which decrease resulted primarily from a net decrease in the net operating losses of certain Local Partnerships.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Local Partnership Matters
-------------------------

Registrant's primary objective is to provide Low-income Tax Credits to Beneficial Owners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low- income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2001, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. Certain of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a
Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Three Local Partnerships' Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the year ended December 31, 2001, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of ACP Housing Associates, L.P. ("ACP Housing") require the Local General Partners to advance funds to cover operating deficits through October 2003. ACP Housing incurred an operating deficit of approximately $11,000 for the year ended December 31, 2001. Of Registrant's total annual Low-income Tax Credits, approximately 5.0% is allocated from ACP Housing.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Creative Choice Homes VII, Ltd. ("Creative Choice") require the Local General Partner to cause the management agent to defer up to 40% of the property management fees in order to avoid a default under the mortgages. Creative Choice incurred an operating deficit of approximately $61,000 for the year ended December 31, 2001, which includes property management fees of approximately $44,000. Of Registrant's total annual Low-income Tax Credits, approximately 15.6% is allocated from Creative Choice.

Inflation
---------

Inflation is not expected to have a material adverse impact on Registrant's operations during its period of ownership of the Local Partnership Interests.

Critical Accounting Policies and Estimates
------------------------------------------

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires Registrant to make certain estimates and assumptions. A summary of significant accounting policies is provided in Note 1 to the financial statements. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant's financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

     o Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting since Registrant cannot control the operations of a Local Partnership.

     o If the book value of Registrant's investment in a Local Partnership exceeds the estimated value derived by management, Registrant reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships.

Recent Accounting Pronouncement Not Yet Adopted
-----------------------------------------------

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. SFAS No. 144 supersedes and provides additional clarification under the guidelines established by SFAS No. 121. Registrant does not anticipate that the adoption of SFAS No. 144 will have a material impact on its financial statements.


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

                          INDEPENDENT AUDITORS' REPORT



To the Manager and Beneficial Owners
American Tax Credit Trust,
a Delaware statutory business trust Series I

      We have audited the accompanying balance sheets of American Tax Credit Trust, a Delaware statutory business trust Series I as of March 30, 2002 and 2001, and the related statements of operations, owners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2002. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Trust, a Delaware statutory business trust Series I as of March 30, 2002 and 2001, and the results of its operations, changes in owners' equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2002, in conformity with accounting principles generally accepted in the United States of America.



/s/ Reznick Fedder & Silverman

Bethesda, Maryland
June 19, 2002


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                                 BALANCE SHEETS
                             MARCH 30, 2002 AND 2001

                                                          Notes        2002            2001
                                                      -----------  ------------    ------------
ASSETS

Cash and cash equivalents                                   3,9    $    207,314    $    188,786
Restricted cash                                           3,5,9         132,183         128,155
Investments in bonds                                        4,9       1,796,958       1,863,424
Investment in local partnerships                            5,8       7,038,900       8,285,946
Interest receivable                                           9          33,093          14,843
                                                                   ------------    ------------
                                                                   $  9,208,448    $ 10,481,154
                                                                   ============    ============
LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                            $     27,992    $     29,150
  Payable to manager                                        6,8         599,973         642,237
  Capital contributions payable                             5,9          69,300          69,300
  Interest payable                                          5,9          62,883          58,855
                                                                   ------------    ------------
                                                                        760,148         799,542
                                                                   ------------    ------------

Commitments and contingencies                               5,8

Owners' equity (deficit)                                    2,4

  Manager                                                               (79,560)        (66,872)
  Beneficial owners (18,654 units of beneficial
   ownership interest outstanding)                                    8,511,734       9,767,873
  Accumulated other comprehensive income (loss),                         16,126         (19,389)
   net
                                                                   ------------    ------------

                                                                      8,448,300       9,681,612
                                                                   ------------    ------------

                                                                   $  9,208,448    $ 10,481,154
                                                                   ============    ============


                       See Notes to Financial Statements.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 30, 2002, 2001 AND 2000

                                          Notes        2002           2001          2000
                                        --------   -----------    -----------    -----------

REVENUE

Interest                                           $   146,753    $   121,363    $   117,050
                                                   -----------    -----------    -----------
TOTAL REVENUE                                          146,753        121,363        117,050
                                                   -----------    -----------    -----------

EXPENSES

Management fee                              6,8        192,141        192,117        192,117
Professional fees                                       31,915         26,011         23,914
Printing, postage and other                             11,246          8,896         11,739
                                                   -----------    -----------    -----------

TOTAL EXPENSES                                         235,302        227,024        227,770
                                                   -----------    -----------    -----------

Loss from operations                                   (88,549)      (105,661)      (110,720)


Equity in loss of investment in
   local partnerships                         5     (1,180,278)      (844,680)    (1,036,130)
                                                   -----------    -----------    -----------

NET LOSS                                            (1,268,827)      (950,341)    (1,146,850)

Other comprehensive income (loss)             4         35,515         31,951        (58,730)
                                                   -----------    -----------    -----------

COMPREHENSIVE LOSS                                 $(1,233,312)   $  (918,390)   $(1,205,580)
                                                   ===========    ===========    ===========

NET LOSS ATTRIBUTABLE TO                      2

   Manager                                         $   (12,688)   $    (9,503)   $   (11,469)
   Beneficial owners                                (1,256,139)      (940,838)    (1,135,381)
                                                   -----------    -----------    -----------

                                                   $(1,268,827)   $  (950,341)   $(1,146,850)
                                                   ===========    ===========    ===========

NET LOSS per unit of beneficial
   ownership interest (18,654                      $    (67.34)   $    (50.44)   $    (60.87)
   units of beneficial ownership                   ===========    ===========    ===========
   interest)


                       See Notes to Financial Statements.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                STATEMENTS OF CHANGES IN OWNERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 30, 2002, 2001 AND 2000

                                                                                   Accumulated Other
                                                                                     Comprehensive
                                                                  Beneficial           Income
                                                  Manager           Owners           (Loss), Net           Total
                                                -----------      ------------      -----------------     -----------

Owners' equity (deficit), March 30, 1999        $ (45,900)       $ 11,844,092        $      7,390        $ 11,805,582

Net loss                                          (11,469)         (1,135,381)                             (1,146,850)

Other comprehensive loss, net                                                             (58,730)            (58,730)
                                                ---------        ------------        ------------        ------------

Owners' equity (deficit), March 30, 2000          (57,369)         10,708,711             (51,340)         10,600,002

Net loss                                           (9,503)           (940,838)                               (950,341)

Other comprehensive income, net                                                            31,951              31,951
                                                ---------        ------------        ------------        ------------

Owners' equity (deficit), March 30, 2001          (66,872)          9,767,873             (19,389)          9,681,612

Net loss                                          (12,688)         (1,256,139)                             (1,268,827)

Other comprehensive income, net                                                            35,515              35,515
                                                ---------        ------------        ------------        ------------

Owners' equity (deficit), March 30, 2002        $ (79,560)       $  8,511,734        $     16,126        $  8,448,300
                                                =========        ============        ============        ============


                       See Notes to Financial Statements.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 30, 2002, 2001 AND 2000

                                                            2002                2001                2000
                                                        -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                       $   134,512         $   151,939         $   127,607
Cash paid for
   Management fee                                          (234,405)           (109,462)           (106,479)
   Professional fees                                        (31,090)            (24,044)            (23,594)
   Printing, postage and other expenses                     (13,229)            (13,368)             (5,760)
                                                        -----------         -----------         -----------
Net cash provided by (used in) operating                   (144,212)              5,065              (8,226)
   activities                                           -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                   66,768             105,311              62,385
Transfer from (to) restricted cash                           (4,028)               (223)            282,835
Investment in local partnerships                                                 (7,500)           (270,640)
Proceeds from maturity/redemption and sale                  100,000             105,421
   of bonds
Investments in bonds (includes $20,715 of                                    (1,022,785)
   accrued interest)                                    -----------         -----------         -----------

Net cash provided by (used in) investing                    162,740            (819,776)             74,580
   activities                                           -----------         -----------         -----------

Net increase (decrease) in cash and cash                     18,528            (814,711)             66,354
   equivalents

Cash and cash equivalents at beginning of                   188,786           1,003,497             937,143
   year                                                 -----------         -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                $   207,314         $   188,786         $ 1,003,497
                                                        ===========         ===========         ===========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in                $    35,515         $    31,951         $   (58,730)
   bonds, net                                           ===========         ===========         ===========

Decrease in capital contributions payable                                                       $   (19,177)
                                                                                                ===========

See reconciliation of net loss to net cash provided by (used in) operating activities on page 17.


                       See Notes to Financial Statements.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                     STATEMENTS OF CASH FLOWS - (Continued)
                    YEARS ENDED MARCH 30, 2002, 2001 AND 2000

                                                             2002               2001               2000
                                                         ------------        -----------        -----------

RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss                                                 $ (1,268,827)       $  (950,341)       $(1,146,850)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

     Equity in loss of investment in local
       partnerships                                         1,180,278            844,680          1,036,130
     Gain on sale/redemption of bonds                          (1,543)            (2,572)
     Amortization of net premium on investments
       in bonds                                                 3,524              3,827              3,575
     Decrease (increase) in interest receivable               (18,250)            21,598
     Increase (decrease) in accounts payable
       and accrued expenses                                    (1,158)             3,950               (180)
     Increase (decrease) in payable to manager                (42,264)            76,200             92,117
     Increase in interest payable                               4,028              7,723              6,982
                                                         ------------        -----------        -----------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                             $   (144,212)       $     5,065        $    (8,226)
                                                         ============        ===========        ===========


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 30, 2002, 2001 AND 2000


1. Organization, Purpose and Summary of Significant Accounting Policies

   American Tax Credit Trust, a Delaware statutory business trust (the "Trust") was formed on February 4, 1993 under Chapter 38 of Title 12 of the Delaware Code. There was no operating activity until admission of the investors ("Beneficial Owners") on November 29, 1993. The Trust was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Richman American Credit Corp. (the "Manager") was formed on April 5, 1993 to act as the manager of the Trust.

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

   Investment in Local Partnerships

   The Trust accounts for its investment in local partnerships in accordance with the equity method of accounting, under which the investment is carried at cost which includes capital contributions payable, and is adjusted for the Trust's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to the Trust is recognized to the extent of the Trust's investment balance in each Local Partnership. Equity in loss in excess of the Trust's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. Previously unrecognized equity in loss of any Local Partnership is recognized in the fiscal year in which equity in income is earned by such Local Partnership or additional investment is made by the Trust. Distributions received subsequent to the elimination of an investment balance for any such investment in a Local Partnership are recorded as other income from local partnerships.

   The Partnership regularly assesses the carrying value of its investments in local partnerships. If the carrying value of an investment in a Local Partnership exceeds the estimated value derived by management, the Trust reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships.

   Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   Reclassifications

   Certain prior year amounts have been reclassified to conform to the current year presentation.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000

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

   Income Taxes

   No provision for income taxes has been made because all income, losses and tax credits are allocated to the owners for inclusion in their respective tax returns. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes," the Trust has included in
   Note 7 disclosures related to differences in the book and tax bases of accounting.

   Recent Accounting Pronouncement Not Yet Adopted

   In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. SFAS No. 144 supersedes and provides additional clarification under the guidelines established by SFAS No. 121. The Trust does not anticipate that the adoption of SFAS No. 144 will have a material impact on its financial statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000

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

3. Cash and Cash Equivalents and Restricted Cash

   As of March 30, 2002, the Trust has cash and cash equivalents and restricted cash in the aggregate of $339,497, which are deposited in interest-bearing accounts with an institution that is not insured by the Federal Deposit Insurance Corporation.

4. Investments in Bonds

   The Trust carries its investments in bonds as available-for-sale because such investments are used to facilitate and provide flexibility for the Trust's obligations, including resolving circumstances that may arise in connection with the Local Partnerships. Investments in bonds are reflected in the accompanying balance sheets at estimated fair value.

   As of March 30, 2002, certain information concerning investments in bonds is as follows:


                                              Gross          Gross
   Description and            Amortized     unrealized     unrealized     Estimated
       maturity                  cost         gains          losses       fair value
   ---------------           ----------    -----------    -----------     ----------

Corporate debt securities
  After one year through
    five years               $ 1,448,269   $    28,954    $   (15,951)   $ 1,461,272
  After five years through
    ten years                    133,613         2,355           (282)       135,686
  After ten years                198,950         1,050           --          200,000
                             -----------   -----------    -----------    -----------
                             $ 1,780,832   $    32,359    $   (16,233)   $ 1,796,958
                             ===========   ===========    ===========    ===========

   As of March 30, 2001, certain information concerning investments in bonds is as follows:


                                              Gross          Gross
   Description and            Amortized     unrealized     unrealized     Estimated
      maturity                  cost          gains          losses       fair value
   ---------------            ---------    -----------    -----------     ----------

Corporate debt securities
  After one year through
    five years               $ 1,300,801   $    22,051    $   (43,678)   $ 1,279,174
  After five years through
    ten years                    379,814         7,991           (794)       387,011
  After ten years                202,198           212         (5,171)       197,239
                             -----------   -----------    -----------    -----------
                             $ 1,882,813   $    30,254    $   (49,643)   $ 1,863,424
                             ===========   ===========    ===========    ===========

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000


5. Investment in Local Partnerships

   As of March 30, 2002, the Trust owns a 98.9%-99% limited partnership interest in the following Local Partnerships:

      1. ACP Housing Associates, L.P.;
      2. Creative Choice Homes VII, Ltd.;
      3. Edgewood Manor Associates, L.P. ("Edgewood");
      4. Ledge/McLaren Limited Partnership ("Ledge/McLaren");
      5. Penn Apartment Associates;
      6. SB-92 Limited Partnership;
      7. St. Christopher's Associates, L.P. V ("St. Christopher")*;
      8. St. John Housing Associates, L.P.;
      9. Starved Rock - LaSalle Manor Limited  Partnership; and
     10. Vision Limited Dividend Housing Association Limited Partnership.

         *Affiliates of the Manager provided services to the Local Partnership.

   The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Trust has committed to make capital contribution payments in the aggregate amount of $14,741,864, of which the Trust has paid $14,672,564 and $69,300 is payable as of March 30, 2002. Restricted cash in the accompanying balance sheet as of March 30, 2002 represents such outstanding capital contribution along with accrued interest thereon of $62,883. The outstanding capital contribution is payable upon one Local Partnership's satisfaction of specified conditions. As of December 31, 2001, the Local Partnerships have outstanding mortgage loans payable totaling approximately $21,577,000 and accrued interest payable on such loans totaling approximately $1,702,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   As a result of management's assessment of the carrying value of the investment in local partnerships under applicable accounting guidelines (see
   Note 1), the Partnership reduced its investment in Edgewood, Ledge/McLaren and St. Christopher by $58,000, $39,000 and $133,000, respectively during the year ended March 30, 2002. Such losses are included in equity in loss of investment in local partnerships in the accompanying statement of operations of the Partnership for the year ended March 30, 2002.

   The combined balance sheets of the Local Partnerships as of December 31, 2001 and 2000 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2001, 2000 and 1999 are reflected on pages 22 and 23, respectively.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000

5. Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of December 31, 2001 and 2000 are as follows:


                                                                               2001            2000
                                                                           ------------    ------------
    ASSETS

Cash and cash equivalents                                                  $    397,277    $    411,588
Rents receivable                                                                 69,615          60,415
Capital contributions receivable                                                 69,300          76,800
Escrow deposits and reserves                                                  1,598,559       1,605,749
Land                                                                          1,267,153       1,267,153
Buildings and improvements (net of accumulated depreciation of
  $9,214,043 and $7,989,706)                                                 28,040,052      29,168,885
Intangible assets (net of accumulated amortization of $179,001
  and $168,156)                                                                 265,154         281,716
Other assets                                                                    246,331         252,357
                                                                           ------------    ------------

                                                                           $ 31,953,441    $ 33,124,663
                                                                           ============    ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                   $    469,979    $    404,348
   Due to related parties                                                       626,723         721,984
   Mortgage loans                                                            21,576,677      21,974,376
   Notes payable                                                                100,000         100,000
   Accrued interest                                                           1,702,416       1,413,749
   Other liabilities                                                            163,823         169,057
                                                                           ------------    ------------

                                                                             24,639,618      24,783,514
                                                                           ------------    ------------
Partners' equity (deficit)

   American Tax Credit Trust, Series I
     Capital contributions, net of distributions (includes receivable
       of $69,300 and $76,800)                                               14,277,565      14,344,333
     Cumulative loss                                                         (7,008,665)     (6,058,387)
                                                                           ------------    ------------
                                                                              7,268,900       8,285,946
                                                                           ------------    ------------
   General partners and other limited partners
     Capital contributions, net of distributions                                339,529         340,203
     Cumulative loss                                                           (294,606)       (285,000)
                                                                           ------------    ------------

                                                                                 44,923          55,203
                                                                           ------------    ------------

                                                                              7,313,823       8,341,149
                                                                           ------------    ------------

                                                                           $ 31,953,441    $ 33,124,663
                                                                           ============    ============


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000


5.    Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                           2001               2000               1999
                                                        -----------        -----------        -----------
    REVENUE

Rental                                                  $ 3,911,032        $ 3,824,494        $ 3,759,527
Interest and other                                          162,154            168,682            172,059
                                                        -----------        -----------        -----------
TOTAL REVENUE                                             4,073,186          3,993,176          3,931,586
                                                        -----------        -----------        -----------

EXPENSES

Administrative                                              741,985            780,597            839,372
Utilities                                                   607,441            488,186            505,172
Operating and maintenance                                   973,373            916,487            908,592
Taxes and insurance                                         551,121            485,418            475,010
Financial                                                   918,253            927,908            961,450
Depreciation and amortization                             1,240,897          1,247,813          1,288,599
                                                        -----------        -----------        -----------

 TOTAL EXPENSES                                           5,033,070          4,846,409          4,978,195
                                                        -----------        -----------        -----------

NET LOSS                                                $  (959,884)       $  (853,233)       $(1,046,609)
                                                        ===========        ===========        ===========

 NET LOSS ATTRIBUTABLE TO

    American Tax Credit Trust, Series I                 $  (950,278)       $  (844,680)       $(1,036,130)
    General partners and other limited partners              (9,606)            (8,553)           (10,479)
                                                        -----------        -----------        -----------

                                                        $  (959,884)       $  (853,233)       $(1,046,609)
                                                        ===========        ===========        ===========


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000


5.    Investment in Local Partnerships (continued)

Investment and capital contribution activity with respect to each Local
Partnership for the year ended March 30, 2002 is as follows:


                                                                        Adjustment to        Cash         Investment
                                       Investment in      Trust's       carrying value   distributions     in Local       Capital
                                          Local        equity in loss    during the      received during  Partnership  contributions
                                       Partnership      for the year     year ended      the year ended   balance as    payable as
                                      balance as of        ended          March 30,         March 30,     of March 30,  of March 30,
   Name of Local Partnership          March 30, 2001  December 31, 2001     2002              2002           2002          2002
   -------------------------          --------------  ----------------- --------------  --------------- -------------- -------------

ACP Housing Associates, L.P.           $   284,738    $   (75,344)      $      --         $      --      $   209,394   $      --

Creative Choice Homes VII, Ltd.          1,466,379       (227,358)             --                --        1,239,021          --

Edgewood Manor Associates, L.P.            919,298       (169,308)          (58,000)(1)          --          691,990          --

Ledge/McLaren Limited Partnership          266,891        (11,633)          (39,000)(1)          --          216,258          --

Penn Apartment Associates                  170,534        (99,397)             --                --           71,137          --

SB-92 Limited Partnership                  309,405       (131,742)             --                --          177,663          --

St. Christopher's Associates, L.P. V     1,073,078        (71,735)         (133,000)(1)          --          868,343        69,300

St. John Housing Associates, L.P.        2,645,182        (50,969)             --             (66,768)     2,527,445          --

Starved Rock - LaSalle Manor Limited
 Partnership                               418,070        (29,986)             --                --          388,084          --

Vision Limited Dividend Housing
 Association Limited Partnership           732,371        (82,806)             --                --          649,565          --
                                       -----------    -----------       -----------       -----------    -----------   -----------
                                       $ 8,285,946    $  (950,278)      $  (230,000)      $   (66,768)   $ 7,038,900   $    69,300
                                       ===========    ===========       ===========       ===========    ===========   ===========


(1) The Partnership has adjusted the investment's carrying value in accordance with applicable accounting guidelines.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000


5.    Investment in Local Partnerships (continued)

      Investment and capital contribution activity with respect to each Local
Partnership for the year ended March 30, 2001 is as follows:

                                                 Investment in      Trust's           Cash         Investment
                                                    Local        equity in loss   distributions     in Local       Capital
                                                  Partnership     for the year    received during  Partnership   contributions
                                                 balance as of       ended        the year ended   balance as     payable as
                                                   March 30,      December 31,       March 30,     of March 30,   of March 30,
   Name of Local Partnership                         2000            2000              2001           2001           2001
   -------------------------                    --------------  -----------------  --------------- -------------  -------------

ACP Housing Associates, L.P.                     $   343,366     $   (58,628)            $--        $   284,738          $--

Creative Choice Homes VII, Ltd.                    1,597,945        (118,355)        (13,211)         1,466,379           --

Edgewood Manor Associates, L.P.                    1,061,081        (141,783)           --              919,298           --

Ledge/McLaren Limited Partnership
                                                     278,186         (11,295)           --              266,891           --

Penn Apartment Associates                            260,592         (90,058)           --              170,534           --

SB-92 Limited Partnership                            372,083         (59,678)         (3,000)           309,405           --

St. Christopher's Associates, L.P. V               1,273,831        (200,753)           --            1,073,078         69,300

St. John Housing Associates, L.P.                  2,749,436         (15,154)        (89,100)         2,645,182           --

Starved Rock - LaSalle Manor Limited
 Partnership                                         451,038         (32,968)           --              418,070           --

Vision Limited Dividend Housing Association
 Limited Partnership                                 848,379        (116,008)           --              732,371           --
                                                 -----------     -----------     -----------        -----------    -----------

                                                 $ 9,235,937     $  (844,680)    $  (105,311)       $ 8,285,946    $    69,300
                                                 ===========     ===========     ===========        ===========    ===========



                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000

5.    Investment in Local Partnerships (continued)

      Property information for each Local Partnership as of December 31, 2001 is as follows:


                                                       Mortgage                             Buildings and       Accumulated
    Name of Local Partnership                        loans payable          Land            improvements        depreciation
    -------------------------                        -------------      ------------       ---------------     -------------

ACP Housing Associates, L.P.                         $  1,492,108       $     14,000       $  2,505,364        $   (431,495)
Creative Choice Homes VII, Ltd.                         2,001,646            500,000          4,091,851            (786,693)
Edgewood Manor Associates, L.P.                         1,848,973             53,850          3,680,123          (1,104,168)
Ledge/McLaren Limited
   Partnership                                            451,857            123,673            689,848            (139,481)
Penn Apartment Associates                                 963,000             13,357          1,784,922            (387,335)
SB-92 Limited Partnership                               1,973,894             73,000          3,051,734            (908,133)
St. Christopher's
   Associates, L.P. V                                   2,180,000             31,829          3,821,073          (1,048,838)
St. John Housing
   Associates, L.P.                                     4,171,642             74,800          8,279,308          (2,086,806)
Starved Rock - LaSalle Manor Limited
   Partnership                                          1,704,994            202,845          2,561,195            (533,569)
Vision Limited Dividend Housing Association
   Limited Partnership                                  4,788,563            179,799          6,788,677          (1,787,525)
                                                     ------------       ------------       ------------        ------------

                                                     $ 21,576,677       $  1,267,153       $ 37,254,095        $ (9,214,043)
                                                     ============       ============       ============        ============

Property information for each Local Partnership as of December 31, 2000 is as follows:


                                                       Mortgage                            Buildings and       Accumulated
    Name of Local Partnership                        loans payable          Land           improvements        depreciation
    -------------------------                        -------------      ------------      --------------       ------------

ACP Housing Associates, L.P.                         $  1,495,073       $     14,000       $  2,505,364        $   (366,504)
Creative Choice Homes VII, Ltd.                         2,045,221            500,000          4,091,851            (665,486)
Edgewood Manor Associates, L.P.                         1,851,734             53,850          3,666,224            (968,611)
Ledge/McLaren Limited
   Partnership                                            454,333            123,673            685,912            (117,531)
Penn Apartment Associates                                 963,000             13,357          1,783,668            (339,615)
SB-92 Limited Partnership                               2,009,797             73,000          3,035,638            (792,756)
St. Christopher's
   Associates, L.P. V                                   2,180,000             31,829          3,806,157            (911,288)
St. John Housing
   Associates, L.P.                                     4,280,660             74,800          8,279,308          (1,864,326)
Starved Rock - LaSalle Manor Limited
   Partnership                                          1,734,360            202,845          2,536,657            (461,353)
Vision Limited Dividend Housing Association
   Limited Partnership                                  4,960,198            179,799          6,767,812          (1,502,236)
                                                     ------------       ------------       ------------        ------------

                                                     $ 21,974,376       $  1,267,153       $ 37,158,591        $ (7,989,706)
                                                     ============       ============       ============        ============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000


5. Investment in Local Partnerships (continued)

   The summary of property activity during the year ended December 31, 2001 is as follows:


                                                          Net change
                                                          during the
                                   Balance as of          year ended          Balance as of
                                 December 31, 2000     December 31, 2001     December 31, 2001
                                 -----------------     -----------------     -----------------

Land                               $  1,267,153          $       --            $  1,267,153
Buildings and improvements               95,504            37,158,591            37,254,095
                                   ------------          ------------          ------------
                                     38,425,744                95,504            38,521,248

Accumulated depreciation             (7,989,706)           (1,224,337)           (9,214,043)
                                   ------------          ------------          ------------
                                   $ 30,436,038          $ (1,128,833)         $ 29,307,205
                                   ============          ============          ============


6. Transactions with Manager and Affiliates

   For the years ended March 30, 2002, 2001 and 2000, the Trust paid and/or incurred the following amounts to the Manager and/or affiliates in connection with services provided to the Trust:


                                      2002                  2001                   2000
                               -------------------    -------------------   -------------------
                                Paid      Incurred     Paid      Incurred    Paid      Incurred
                               --------   --------    --------  ---------   --------   --------

Management fee (see Note 8)    $234,405   $192,141   $109,462   $192,117   $106,479   $192,117



For the years ended December 31, 2001, 2000 and 1999, the Local Partnerships paid and/or incurred the following amounts to the Manager and/or affiliates in connection with services provided to the Local Partnerships:


                                     2001                 2000                 1999
                               ------------------  --------------------   -------------------
                                Paid     Incurred    Paid      Incurred    Paid      Incurred
                               -------   --------  --------   ---------   -------    --------

Property management fees       $10,658    $12,180   $ 2,625     $12,180    $12,180     $12,479

Insurance and other services    10,343     13,343    14,150      14,075     16,706      14,957



                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000


7.    Taxable Loss

      A reconciliation of the financial statement net loss of the Trust for the years ended March 30, 2002, 2001 and 2000 to the tax return net loss for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                                                    2002             2001             2000
                                                                                 -----------      -----------      -----------

Financial statement net loss for the years ended March 30, 2002, 2001
   and 2000                                                                      $(1,268,827)     $  (950,341)     $(1,146,850)

Add (less) net transactions occurring between
   January 1, 1999 and March 30, 1999                                                   --               --            (26,666)
   January 1, 2000 and March 30, 2000                                                   --            (23,342)          23,342
   January 1, 2001 and March 30, 2001                                                (40,720)          40,720             --
   January 1, 2002 and March 30, 2002                                                 22,979             --               --
                                                                                 -----------      -----------      -----------

Adjusted financial statement net loss for the years ended December 31,
   2001, 2000 and 1999                                                            (1,286,568)        (932,963)      (1,150,174)

Adjustment to management fee pursuant to Internal Revenue Code
  Section 267                                                                         10,892           86,133           90,558

Differences arising from equity in loss of investment in local
   partnerships                                                                       33,311         (315,564)         (23,550)

Other differences                                                                      2,332           (3,612)             461
                                                                                 -----------      -----------      -----------
Tax return net loss for the years ended December 31, 2001,
  2000 and 1999                                                                  $(1,240,033)     $(1,166,006)     $(1,082,705)
                                                                                 ===========      ===========      ===========

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2001 and 2000 are as follows:


                                                                       2001             2000
                                                                   -----------      -----------

     Investment in local partnerships - financial reporting        $ 7,038,900      $ 8,285,946
     Investment in local partnerships - tax*                         6,078,736        7,284,971
                                                                   -----------      -----------
                                                                   $   960,164      $ 1,000,975
                                                                   ===========      ===========

* Capital contributions payable to Local Partnerships are not included in the investment balance for tax purposes.

Payable to manager in the accompanying balance sheets represents accrued management fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000

8. Commitments and Contingencies

   Pursuant to the Trust Agreement, the Trust incurs an annual management fee ("Management Fee") payable to the Manager for its services in connection with the management of the affairs of the Trust. The annual Management Fee is equal to 0.5% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties. The Trust incurred a Management Fee of $192,141, $192,117 and $192,117 for the years ended March 30, 2002, 2001 and 2000, respectively. Unpaid Management Fees in the amount of $599,973 and $642,237 are recorded as payable to manager in the accompanying balance sheets as of March 30, 2002 and 2001, respectively.

   The rents of the Properties, certain of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. The Trust cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Three Local Partnerships' Section 8 contracts are currently subject to renewal under applicable HUD guidelines.


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

   The estimated fair value of the Trust's financial instruments as of March 30, 2002 and 2001 are disclosed elsewhere in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Registrant has no officers or directors. The Manager manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The executive officers and directors of the Manager are:

                            Served in present
Name                        capacity since 1          Position held
----                        -----------------         -------------

Richard Paul Richman        May 10, 1993              Director
David A. Salzman            February 1, 2001          President
Stephen B. Smith            May 10, 1993              Executive Vice President
Neal Ludeke                 May 10, 1993              Vice President and
                                                      Treasurer

--------------------------------------------------------------------------------

1 Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.

Richard Paul Richman, age 54, is the sole Director of the Manager. Mr. Richman is the Chairman and principal stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of the Manager and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of the Manager and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credit Properties Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties L.P., a director of Richman Tax Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties II L.P. and a director of Richman Housing Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties III L.P.

Stephen B. Smith, age 58, is the Executive Vice President of the Manager. Mr. Smith is responsible for marketing and investment program development for Richman Group. From 1989 until joining Richman Group in 1993, Mr. Smith was an independent advisor to developers, lenders and institutional investors on matters related to real estate investments.

David A. Salzman, age 41, is the President of the Manager and is a minority stockholder and the President of Richman Group. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication for Richman Group.

Neal Ludeke, age 44, is a Vice President and the Treasurer of the Manager. Mr. Ludeke, a Vice President and the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. ("RAM"), an affiliate of the Manager. Mr. Ludeke's responsibilities in connection with RAM include various partnership management functions.


Item 11.  Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of the Manager any remuneration. During the year ended March 30, 2002, the Manager did not pay any remuneration to any of its officers or its director.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of May 31, 2002, no person or entity was known by Registrant to be the Beneficial Owner of more than five percent of the Units. The Manager is wholly-owned by Richard Paul Richman.

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

Transactions with Manager and Affiliates

The net tax losses and Low-income Tax Credits generated by Registrant during the year ended December 31, 2001 allocated to the Manager were $12,400 and $26,155, respectively.

Indebtedness of Management

No officer or director of the Manager or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2002.

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

        (3)  Exhibits


                                                                                  Incorporated by
                               Exhibit                                            Reference to
                               -------                                            ---------------

     10.1        Credit Agreement dated as of December 27, 1993 between      Exhibit 10.1 to Form 10-Q Report
                 Trust and Citibank N.A.                                     dated December 30, 1993
                                                                             (File No. 33-58032)

     10.2        Security and Pledge Agreement dated as of December 27,      Exhibit 10.2 to Form 10-Q Report
                 1993 between Trust and Citibank N.A.                        dated December 30, 1993
                                                                             (File No. 33-58032)

     10.3        Cash Collateral Agreement dated as of December 27, 1993     Exhibit 10.3 to Form 10-Q Report
                 between Trust and Citibank N.A.                             dated December 30, 1993
                                                                             (File No. 33-58032)

     10.4        Promissory Note dated December 27, 1993 from Trust to       Exhibit 10.4 to Form 10-Q Report
                 Citibank N.A.                                               dated December 30, 1993
                                                                             (File No. 33-58032)

     10.5        Tri-Party Agreement dated as of December 27, 1993 between   Exhibit 10.5 to Form 10-Q Report
                 Trust, Citibank N.A. and United States Trust Company of     dated December 30, 1993
                 New York                                                    (File No. 33-58032)

     10.6        ACP Housing Associates, L.P. Amended and Restated           Exhibit 10.1 to Form 10-Q Report
                 Agreement of Limited Partnership                            dated September 29, 1995
                                                                             (File No. 0-24600)

     10.7        Creative Choice Homes VII, Ltd. Amended and Restated        Exhibit 10.1 to Form 10-Q Report
                 Agreement of Limited Partnership                            dated December 30, 1994
                                                                             (File No. 0-24600)

     10.8        Edgewood Manor Associates, L.P. Amended and Restated        Exhibit 10.6 to Form 10-K Report
                 Agreement of Limited Partnership                            dated March 30, 1994
                                                                             (File No. 33-58032)

     10.9        Ledge / McLaren Limited Partnership Amended and Restated    Exhibit 10.2 to Form 10-Q Report
                 Agreement of Limited Partnership                            dated December 30, 1994
                                                                             (File No. 0-24600)

     10.10       Penn Apartment Associates Amended and Restated Agreement    Exhibit 10.7 to Form 10-K Report
                 of Limited Partnership                                      dated March 30, 1994
                                                                             (File No. 33-58032)



                                                                                  Incorporated by
                               Exhibit                                            Reference to
                               -------                                            ---------------

     10.11       First Amendment to Penn Apartment Associates Amended and    Exhibit 10.8 to Form 10-K Report
                 Restated Agreement of Limited Partnership                   dated March 30, 1994
                                                                             (File No. 33-58032)

     10.12       Second Amendment to Penn Apartment Associates Amended and   Exhibit 10.9 to Form 10-K Report
                 Restated Agreement of Limited Partnership                   dated March 30, 1994
                                                                             (File No. 33-58032)

     10.13       SB-92 Limited Partnership Amended and Restated Agreement    Exhibit 10.6 to Form 10-Q Report
                 of Limited Partnership                                      dated December 30, 1993
                                                                             (File No. 33-58032)

     10.14       St. Christopher's Associates, L.P. V Amended and Restated   Exhibit 10.1 to Form 10-Q Report
                 Agreement of Limited Partnership                            dated June 29, 1994
                                                                             (File No. 33-58032)

     10.15       St. John Housing Associates, L.P. Amended and Restated      Exhibit 10.7 to Form 10-Q Report
                 Agreement of Limited Partnership                            dated December 30, 1993
                                                                             (File No. 33-58032)

     10.16       Starved Rock - LaSalle Manor Limited Partnership Amended    Exhibit 10.2 to Form 10-Q Report
                 and Restated Agreement of Limited Partnership               dated September 29, 1995
                                                                             (File No. 0-24600)

     10.17       Vision Limited Dividend Housing Association Limited         Exhibit 10.3 to Form 10-Q Report
                 Partnership Amended and Restated Agreement of Limited       dated December 30, 1994
                 Partnership                                                 (File No. 0-24600)

     99.1        Pages 11 through 21, 26 through 48 and 63 through 65 of     Exhibit 99.1 to Form 10-K Report
                 Prospectus of Registrant dated September 7, 1993 filed      dated March 30, 1994
                 pursuant to Rule 424 (b)(3) under the Securities Act of     (File No. 33-58032)
                 1933

     99.2        Supplement No. 2 dated November 16, 1993 to Prospectus      Exhibit 28.1 to Form 10-Q Report
                                                                             dated December 30, 1993
                                                                             (File No. 33-58032)

     99.3        Supplement No. 3 dated November 23, 1994 to Prospectus      Exhibit 99.3 to Form 10-K Report
                                                                             dated March 30, 1995
                                                                             (File No. 0-24600)

     99.4        Supplement No. 4 dated December 28, 1994 to Prospectus      Exhibit 99.4 to Form 10-K Report
                                                                             dated March 30, 1995
                                                                             (File No. 0-24600)

     99.5        December 31, 1995 financial statements of                   Exhibit 99.5 to Form 10-K Report
                 St. John Housing Associates, L.P. pursuant to Title 17,     dated March 30, 1996
                 Code of Federal Regulations,                                (File No. 0-24600)
                 Section 210.3-9

     99.6        December 31, 1996 financial statements of                   Exhibit 99.6 to Form 10-K Report
                 St. John Housing Associates, L.P. pursuant to Title 17,     dated March 30, 1997
                 Code of Federal Regulations                                 (File No. 0-24600)

     99.7        December 31, 1997 financial statements of                   Exhibit 99.7 to Form 10-K Report
                 St. John Housing Associates, L.P. pursuant to Title 17,     dated March 30, 1998
                 Code of Federal Regulations                                 (File No. 0-24600)




                                                                                  Incorporated by
                               Exhibit                                            Reference to
                               -------                                            ---------------

     99.8        December 31, 1998 financial statements of                   Exhibit 99.8 to Form 10-K Report
                 St. John Housing Associates, L.P. pursuant to Title 17,     dated March 30, 1999
                 Code of Federal Regulations                                 (File No. 0-24600)

      99.9       December 31, 1999 financial statements of                   Exhibit 99.9 to Form 10-K Report
                 St. John Housing Associates, L.P. pursuant to Title 17,     dated March 30, 2000
                 Code of Federal Regulations                                 (File No. 0-24600)


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


                                    AMERICAN TAX CREDIT TRUST,
                                    a Delaware statutory business trust
                                    Series I

                                    By: Richman American Credit Corp.,
                                        The Manager


Dated:  June 28, 2002               /s/ Richard Paul Richman
        -------------               ------------------------------------
                                    by:  Richard Paul Richman
                                         Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                     Title                         Date
         ---------                     -----                         ----

     /s/ Richard Paul Richman     Director of the                 June 28, 2002
     -------------------------    Manager                         -------------
     (Richard Paul Richman)


     /s/ Neal Ludeke              Vice President and               June 28, 2002
     -------------------------    Treasurer of the                 -------------
     (Neal Ludeke)                Manager (Principal
                                  Financial and
                                  Accounting Officer
                                  of the Trust)