Form 10-Q
period 2002-06-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 2002-08-13
CIK 897315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---    EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002
                               -------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---    EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number: 0-24600
                                                 -------

         American Tax Credit Trust, a Delaware statutory business trust
         --------------------------------------------------------------
                                    Series I
                                    --------
             (Exact name of Registrant as specified in its charter)

          Delaware                                              06-6385350
--------------------------------                            ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


Richman American Credit Corp.                                      06830
599 West Putnam Avenue, 3rd Floor                               ------------
Greenwich, Connecticut                                           (Zip Code)
----------------------
(Address of principal executive offices)

Registrant's telephone number, including area code:  (203) 869-0900
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

Statements of Operations.....................................................4

Statements of Cash Flows.....................................................5

Notes to Financial Statements................................................7


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                           June 29,            March 30,
                                                            Notes            2002                2002
                                                            -----        -----------         -----------

ASSETS

Cash and cash equivalents                                                $   253,001         $   207,314
Restricted cash                                                3             132,776             132,183
Investments in bonds                                           2           1,817,884           1,796,958
Investment in local partnerships                               3           6,730,448           7,038,900
Interest receivable                                                           30,423              33,093
                                                                         -----------         -----------

                                                                         $ 8,964,532         $ 9,208,448
                                                                         ===========         ===========

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                                  $     8,498         $    27,992
  Payable to manager                                                         620,643             599,973
  Capital contributions payable                                3              69,300              69,300
  Interest payable                                             3              63,476              62,883
                                                                         -----------         -----------

                                                                             761,917             760,148
                                                                         -----------         -----------

Commitments and contingencies                                  3

Owners' equity (deficit)

  Manager                                                                    (82,235)            (79,560)
  Beneficial owners (18,654 units of beneficial ownership
    interest outstanding)                                                  8,246,862           8,511,734
  Accumulated other comprehensive income, net                  2              37,988              16,126
                                                                         -----------         -----------

                                                                           8,202,615           8,448,300
                                                                         -----------         -----------
                                                                         $ 8,964,532         $ 9,208,448
                                                                         ===========         ===========


                       See Notes to Financial Statements.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 29, 2002 AND 2001
                                   (UNAUDITED)

                                                            Notes         2002              2001
                                                            -----       ---------        ----------
REVENUE

Interest                                                                $  30,781        $   46,134
                                                                        ---------        ----------

TOTAL REVENUE                                                              30,781            46,134
                                                                        ---------        ----------

EXPENSES

Management fee                                                             48,036              48,036
Professional fees                                                           6,608               6,760
Printing, postage and other                                                 5,688               2,204
                                                                        ---------           ---------

TOTAL EXPENSES                                                             60,332              57,000
                                                                        ---------           ---------

Loss from operations                                                      (29,551)            (10,866)

Equity in loss of investment in local partnerships            3          (237,996)           (222,496)
                                                                        ---------           ---------

NET LOSS                                                                 (267,547)           (233,362)

Other comprehensive income (loss)                             2            21,862             (12,477)
                                                                        ---------           ---------

COMPREHENSIVE LOSS                                                      $(245,685)          $(245,839)
                                                                        =========           =========

NET LOSS ATTRIBUTABLE TO

  Manager                                                               $  (2,675)          $  (2,334)
  Beneficial owners                                                      (264,872)           (231,028)
                                                                        ---------           ---------

                                                                        $(267,547)          $(233,362)
                                                                        =========           =========

NET LOSS per unit of beneficial ownership interest
  (18,654 units of beneficial ownership interest)                       $  (14.20)          $  (12.38)
                                                                        =========           =========


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 29, 2002 AND 2001
                                   (UNAUDITED)

                                                            2002         2001
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                        $  34,980    $  32,341
Cash paid for
  management fee                                           (27,366)     (26,577)
  professional fees                                        (26,102)      (8,717)
  printing, postage and other expenses                      (5,688)      (4,188)

Net cash used in operating activities                      (24,176)      (7,141)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                  70,456       66,768

Transfer to restricted cash                                   (593)      (1,428)

Net cash provided by investing activities                   69,863       65,340

Net increase in cash and cash equivalents                   45,687       58,199

Cash and cash equivalents at beginning of period           207,314      188,786
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 253,001    $ 246,985
                                                         =========    =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net      $  21,862    $ (12,477)
                                                         =========    =========

--------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating activities on page
6.


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                     STATEMENTS OF CASH FLOWS - (Continued)
                    THREE MONTHS ENDED JUNE 29, 2002 AND 2001
                                   (UNAUDITED)

                                                            2002         2001
                                                          ---------    ---------

RECONCILIATION OF NET LOSS TO NET CASH USED
  IN OPERATING ACTIVITIES

Net loss                                                  $(267,547)  $(233,362)

Adjustments to reconcile net loss to net cash used in operating activities

    Equity in loss of investment in local partnerships      237,996     222,496
    Amortization of net premium on investments in bonds         936         880
    Decrease (increase) in interest receivable                2,670     (16,101)
    Decrease in accounts payable and accrued expenses       (19,494)     (3,941)
    Increase in payable to manager                           20,670      21,459
    Increase in interest payable                                593       1,428
                                                          ---------   ---------
NET CASH USED IN OPERATING ACTIVITIES                     $ (24,176)  $  (7,141)
                                                          =========   =========



                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 2002
                                   (UNAUDITED)


1.  Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2002 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2002 are not necessarily indicative of the results that may be expected for the entire year.


2.  Investments in Bonds

    As of June 29, 2002, certain information concerning investments in bonds is as follows:


                                                                 Gross              Gross
                                             Amortized         unrealized         unrealized         Estimated
   Description and maturity                     cost             gains              losses           fair value
   ------------------------                 ----------        -----------        -----------        -----------

Corporate debt securities
  Within one year                           $    99,776       $     3,141        $      --          $   102,917
  After one year through five years           1,355,550            45,078            (17,954)         1,382,674
  After five years through ten years            125,601             6,692               --              132,293
  After ten years                               198,969             1,031               --              200,000
                                            -----------       -----------        -----------        -----------
                                            $ 1,779,896       $    55,942        $   (17,954)       $ 1,817,884
                                            ===========       ===========        ===========        ===========

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2002
                                   (UNAUDITED)


3.  Investment in Local Partnerships

    The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships and has committed to make capital contribution payments in the aggregate amount of $14,741,864, of which the Trust has paid $14,672,564 and $69,300 is outstanding as of June 29, 2002. Restricted cash in the accompanying balance sheet as of June 29, 2002 represents such outstanding capital contribution along with accrued interest of $63,476 on an outstanding capital contribution. The outstanding capital contribution is payable upon a certain Local Partnership's satisfaction of specified conditions. As of March 31, 2002, the Local Partnerships have outstanding mortgage loans payable totaling approximately $21,474,000 and accrued interest payable on such loans totaling approximately $1,766,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

    For the three months ended June 29, 2002, the investment in local partnerships activity consists of the following:

         Investment in local partnerships as of March 30, 2002       $7,038,900

         Equity in loss of investment in local partnerships            (237,996)

         Cash distributions received from Local Partnerships            (70,456)
                                                                     ----------

         Investment in local partnerships as of June 29, 2002        $6,730,448
                                                                     ==========

    The combined unaudited balance sheets of the Local Partnerships as of March 31, 2002 and December 31, 2001 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2002 and 2001 are reflected on pages 9 and 10, respectively.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2002
                                   (UNAUDITED)

3.  Investment in Local Partnerships (continued)

    The combined balance sheets of the Local Partnerships as of March 31, 2002 and December 31, 2001 are as follows:


                                                                        March 31,          December 31,
                                                                          2002                2001
                                                                      ------------         ------------
   ASSETS

Cash and cash equivalents                                             $    387,556         $    397,277
Rents receivable                                                            48,287               69,615
Capital contributions receivable                                            69,300               69,300
Escrow deposits and reserves                                             1,640,892            1,598,559
Land                                                                     1,267,153            1,267,153
Buildings and improvements (net of accumulated
  depreciation of $9,520,337 and $9,214,043)                            27,734,078           28,040,052
Intangible assets (net of accumulated amortization
  of $186,696 and $179,001)                                                261,009              265,154
Other assets                                                               244,689              246,331
                                                                      ------------         ------------

                                                                      $ 31,652,964         $ 31,953,441
                                                                      ============         ============
LIABILITIES AND PARTNERS' EQUITY

Liabilities

  Accounts payable and accrued expenses                               $    459,230         $    469,979
  Due to related parties                                                   615,717              626,723
  Mortgage loans                                                        21,474,444           21,576,677
  Notes payable                                                            100,000              100,000
  Accrued interest                                                       1,765,552            1,702,416
  Other liabilities                                                        164,604              163,823
                                                                      ------------         ------------

                                                                        24,579,547           24,639,618
                                                                      ------------         ------------
Partners' equity (deficit)

  American Tax Credit Trust, Series I
    Capital contributions, net of distributions (includes
      receivable of $69,300)                                            14,277,565           14,277,565
    Cumulative loss                                                     (7,246,661)          (7,008,665)
                                                                      ------------         ------------

                                                                         7,030,904            7,268,900
                                                                      ------------         ------------
  General partners and other limited partners
    Capital contributions, net of distributions                            339,529              339,529
    Cumulative loss                                                       (297,016)            (294,606)
                                                                      ------------         ------------

                                                                            42,513               44,923
                                                                      ------------         ------------

                                                                         7,073,417            7,313,823
                                                                      ------------         ------------
                                                                      $ 31,652,964         $ 31,953,441
                                                                      ============         ============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2002
                                   (UNAUDITED)


3.  Investment in Local Partnerships (continued)

    The combined statements of operations of the Local Partnerships for the three months ended March 31, 2002 and 2001 are as follows:


                                                             2002              2001
                                                         -----------        -----------
   REVENUE

Rental                                                   $   978,985        $   977,093
Interest and other                                            30,827             26,890
                                                         -----------        -----------

TOTAL REVENUE                                              1,009,812          1,003,983
                                                         -----------        -----------

EXPENSES

Administrative                                               173,777            164,451
Utilities                                                    132,095            194,663
Operating and maintenance                                    259,135            207,580
Taxes and insurance                                          148,908            123,557
Financial                                                    225,864            220,603
Depreciation and amortization                                310,439            317,878
                                                         -----------        -----------

TOTAL EXPENSES                                             1,250,218          1,228,732
                                                         -----------        -----------

NET LOSS                                                 $  (240,406)       $  (224,749)
                                                         ===========        ===========

NET LOSS ATTRIBUTABLE TO

   American Tax Credit Trust, Series I                   $  (237,996)       $  (222,496)
   General partners and other limited partners                (2,410)            (2,253)
                                                         -----------        -----------
                                                         $  (240,406)       $  (224,749)
                                                         ===========        ===========

    The combined results of operations of the Local Partnerships for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for an entire operating period.


4.  Additional Information

    Additional information, including the audited March 30, 2002 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Trust's Annual Report on Form 10-K for the fiscal year ended March 30, 2002 on file with the Securities and Exchange Commission.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 2002, American Tax Credit Trust (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2002. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the three months ended June 29, 2002, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $67,000 during the three months ended June 29, 2002 (which includes a net unrealized gain on investments in bonds of approximately $22,000 and the amortization of net premium on investments in bonds of approximately $1,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 2002, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 2002 of $237,996 and cash distributions received from Local Partnerships of $70,456. Payable to manager in the accompanying balance sheet as of June 29, 2002 represents deferred management fees.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost which includes capital contributions payable, and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. As of June 29, 2002, no investment in any Local Partnership has reached a zero balance.

Cumulative losses and cash distributions in excess of investment in local partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. In addition, the carrying value of Registrant's investment in local partnerships may be reduced if the book value (the "Local Partnership Carrying Value") is considered to exceed the estimated value derived by management. Accordingly, cumulative losses and cash distributions in excess of the investment or an adjustment to a Local Partnership's Carrying Value are not necessarily indicative of adverse operating results of a Local Partnership. Adjustments to a Local Partnership's Carrying Value are typically determined and recorded in the fourth quarter of Registrant's fiscal year.

Registrant's operations for the three months ended June 29, 2002 and 2001 resulted in net losses of $267,547 and $233,362, respectively. Other comprehensive income (loss) for the three months ended June 29, 2002 and 2001 resulted from a net unrealized gain (loss) on investments in bonds of $21,862 and $(12,477), respectively.

The Local Partnerships' net loss of approximately $240,000 for the three months ended March 31, 2002 was attributable to rental and other revenue of approximately $1,010,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $940,000 and approximately $310,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $225,000 for the three months ended March 31, 2001 was attributable to rental and other revenue of approximately $1,004,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $911,000 and approximately $318,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the three months ended March 31, 2002, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires Registrant to make certain estimates and assumptions. A summary of significant accounting policies is disclosed in Note 1 to the financial statements which are included in Registrant's annual report on Form 10-K for the year ended March 30, 2002. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant's financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

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

        None


Item 5. Other Information

        None


Item 6. Exhibits and Reports on Form 8-K

        a.   Exhibits.

             Exhibit 99.1 Certification of Chief Executive Officer
             Exhibit 99.2 Certification of Chief Financial Officer

        b.   Reports on Form 8-K

             None.

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


                                            AMERICAN TAX CREDIT TRUST,
                                            a Delaware statutory business trust
                                            Series I

                                            By: Richman American Credit Corp.,
                                                The Manager


Dated: August 13, 2002                      /s/ David Salzman
                                            --------------------------------
                                            by: David Salzman
                                                President of the Manager



Dated: August 13, 2002                      /s/ Neal Ludeke
                                            --------------------------------
                                            by: Neal Ludeke
                                                Vice President and
                                                Treasurer of the Manager
                                                (Principal Financial and
                                                Accounting Officer of
                                                The Trust)