Form 10-Q
period 2002-09-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 2002-11-13
CIK 897315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002
                               ------------------

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
                                    Series I
                                    --------
             (Exact name of Registrant as specified in its charter)

         Delaware                                               06-6385350
---------------------------------                            ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


Richman American Credit Corp.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                                 06830
----------------------------------                                   ----------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code:  (203) 869-0900
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

Yes   X    No     .
    -----     ----

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

                         Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements


Table of Contents                                                         Page
-----------------                                                         ----

Balance Sheets..............................................................3

Statements of Operations....................................................4

Statements of Cash Flows....................................................5

Notes to Financial Statements...............................................7


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                     September 29,           March 30,
                                                      Notes              2002                  2002
                                                      -----          ------------          -----------
ASSETS

Cash and cash equivalents                                            $   254,528           $   207,314
Restricted cash                                          3               132,893               132,183
Investments in bonds                                     2             1,826,452             1,796,958
Investment in local partnerships                         3             6,519,058             7,038,900
Interest receivable                                                       32,748                33,093
                                                                     -----------           -----------

                                                                     $ 8,765,679           $ 9,208,448
                                                                     ===========           ===========
LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                              $    14,996           $    27,992
  Payable to manager                                                     640,524               599,973
  Capital contributions payable                          3                69,300                69,300
  Interest payable                                       3                63,593                62,883
                                                                     -----------           -----------

                                                                         788,413               760,148
                                                                     -----------           -----------

Commitments and contingencies                            3

Owners' equity (deficit)

  Manager                                                                (84,584)              (79,560)
  Beneficial owners (18,654 units of beneficial                        8,014,343             8,511,734
   ownership interest outstanding)
  Accumulated other comprehensive income, net            2                47,507                16,126
                                                                     -----------           -----------

                                                                       7,977,266             8,448,300
                                                                     -----------           -----------

                                                                     $ 8,765,679           $ 9,208,448
                                                                     ===========           ===========


                       See Notes to Financial Statements.


                                        AMERICAN TAX CREDIT TRUST,
                                   a Delaware statutory business trust
                                               Series I
                                        STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                                     Three Months      Six Months      Three Months      Six Months
                                                        Ended            Ended            Ended            Ended
                                                      September        September        September        September
                                        Notes          29, 2002         29, 2002        29, 2001          29, 2001
                                        -----        -----------       ----------      -----------      -----------
REVENUE

Interest                                              $  31,436        $  62,217        $  33,581        $  79,715
                                                      ---------        ---------        ---------        ---------

TOTAL REVENUE                                            31,436           62,217           33,581           79,715
                                                      ---------        ---------        ---------        ---------

EXPENSES

Management fee                                           48,035           96,071           48,035           96,071
Professional fees                                         6,498           13,106            5,873           12,633
Printing, postage and other                                 381            6,069            2,908            5,112
                                                      ---------        ---------        ---------        ---------

TOTAL EXPENSES                                           54,914          115,246           56,816          113,816
                                                      ---------        ---------        ---------        ---------

Loss from operations                                    (23,478)         (53,029)         (23,235)         (34,101)

Equity in loss of
  investment in local partnerships        3            (211,390)        (449,386)        (201,905)        (424,401)
                                                      ---------        ---------        ---------        ---------

NET LOSS                                               (234,868)        (502,415)        (225,140)        (458,502)

Other comprehensive income                2               9,519           31,381           71,864           59,387
                                                      ---------        ---------        ---------        ---------

COMPREHENSIVE LOSS                                    $(225,349)       $(471,034)       $(153,276)       $(399,115)
                                                      =========        =========        =========        =========

NET LOSS ATTRIBUTABLE TO

  Manager                                             $  (2,349)       $  (5,024)       $  (2,251)       $  (4,585)
  Beneficial owners                                    (232,519)        (497,391)        (222,889)        (453,917)
                                                      ---------        ---------        ---------        ---------

                                                      $(234,868)       $(502,415)       $(225,140)       $(458,502)
                                                      =========        =========        =========        =========

NET LOSS per unit of beneficial
  ownership interest (18,654 units
  of beneficial ownership interest)                   $  (12.46)       $  (26.66)       $  (11.95)       $  (24.33)
                                                      =========        =========        =========        =========


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 2002 AND 2001
                                   (UNAUDITED)


                                                          2002           2001
                                                        ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                       $  65,159     $  66,041
Cash paid for
  management fee                                          (55,520)      (53,943)
  professional fees                                       (26,102)      (25,216)
  printing, postage and other expenses                     (6,069)       (7,095)
                                                        ---------     ---------

Net cash used in operating activities                     (22,532)      (20,213)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                 70,456        66,768
Transfer to restricted cash                                  (710)     (2,6116)
                                                        ---------     ---------

Net cash provided by investing activities                  69,746        64,152
                                                        ---------     ---------

Net increase in cash and cash equivalents                  47,214        43,939

Cash and cash equivalents at beginning of period          207,314       188,786
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 254,528     $ 232,725
                                                        =========     =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds, net            $  31,381     $  59,387
                                                        =========     =========

--------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating  activities on page
6.


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                     STATEMENTS OF CASH FLOWS - (Continued)
                  SIX MONTHS ENDED SEPTEMBER 29, 2002 AND 2001
                                   (UNAUDITED)

                                                           2002          2001
                                                         ---------    ---------

RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES

Net loss                                                 $(502,415)   $(458,502)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local
     partnerships                                          449,386      424,401
   Amortization of net premium on investments
    in bonds                                                 1,887        1,762
   Decrease (increase) in interest receivable                  345      (18,052)
   Decrease in accounts payable and accrued expenses       (12,996)     (14,566)
   Increase in payable to manager                           40,551       42,128
   Increase in interest payable                                710        2,616
                                                         ---------    ---------

NET CASH USED IN OPERATING ACTIVITIES                    $ (22,532)   $ (20,213)
                                                         =========    =========



                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2002
                                   (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2002 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended September 29, 2002 are not necessarily indicative of the results that may be expected for the entire year.


2. Investments in Bonds

   As of September 29, 2002, certain information concerning investments in bonds is as follows:


                                                                  Gross                Gross
                                              Amortized         unrealized           unrealized          Estimated
   Description and maturity                     cost               gains               losses            Fair value
   ------------------------                   ---------         ----------           ----------          ----------

Corporate debt securities
  Within one year                            $    99,851        $     2,435         $      --           $   102,286
  After one year through five years            1,364,940             56,223             (23,775)          1,397,388
  After five years through ten years             115,166             11,612                --               126,778
  After ten years                                198,988              1,012                --               200,000

                                             $ 1,778,945        $    71,282         $   (23,775)        $ 1,826,452
                                             ===========        ===========         ===========         ===========

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2002
                                   (UNAUDITED)


3. Investment in Local Partnerships

   The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships and has committed to make capital contribution payments in the aggregate amount of $14,741,864, of which the Trust has paid $14,672,564 and $69,300 is outstanding as of September 29, 2002. Restricted cash in the accompanying balance sheet as of September 29, 2002 represents such outstanding capital contribution along with accrued interest of $63,593 on an outstanding capital contribution. The outstanding capital contribution is payable upon a certain Local Partnership's satisfaction of specified conditions. As of June 30, 2002, the Local Partnerships have outstanding mortgage loans payable totaling approximately $21,371,000 and accrued interest payable on such loans totaling approximately $1,801,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the six months ended September 29, 2002, the investment in local partnerships activity consists of the following:

        Investment in local partnerships as of
          March 30, 2002                                       $7,038,900

        Equity in loss of investment in local
          partnerships                                           (449,386)

        Cash distributions received from Local
          Partnerships                                            (70,456)
                                                               ----------
        Investment in local partnerships as of
          September 29, 2002                                   $6,519,058
                                                               ==========

   The combined unaudited balance sheets of the Local Partnerships as of June 30, 2002 and December 31, 2001 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2002 and 2001 are reflected on pages 9 and 10, respectively.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2002
                                   (UNAUDITED)

3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of June 30, 2002 and December 31, 2001 are as follows:


                                                                      June 30,              December 31,
                                                                        2002                   2001
                                                                    ------------           ------------

   ASSETS

Cash and cash equivalents                                           $    193,423           $    397,277
Rents receivable                                                          62,581                 69,615
Capital contributions receivable                                          69,300                 69,300
Escrow deposits and reserves                                           1,681,654              1,598,559
Land                                                                   1,267,153              1,267,153

Buildings and improvements (net of accumulated
  depreciation of $9,826,673 and $9,214,043)                          27,434,245             28,040,052

Intangible assets (net of accumulated
  amortization of $186,542 and $179,001)                                 257,613                265,154

Other assets                                                             270,290                246,331
                                                                    ------------           ------------

                                                                    $ 31,236,259           $ 31,953,441
                                                                    ============           ============

LIABILITIES AND PARTNERS' EQUITY

Liabilities

  Accounts payable and accrued expenses                             $    447,346           $    469,979
  Due to related parties                                                 577,627                626,723
  Mortgage loans                                                      21,370,998             21,576,677
  Notes payable                                                          100,000                100,000
  Accrued interest                                                     1,800,863              1,702,416
  Other liabilities                                                      150,705                163,823
                                                                    ------------           ------------

                                                                      24,447,539             24,639,618
                                                                    ------------           ------------

Partners' equity

  American Tax Credit Trust, Series I
   Capital contributions, net of distributions
    (includes receivable of $69,300)                                  14,207,109             14,277,565

   Cumulative loss                                                    (7,458,051)            (7,008,665)
                                                                    ------------           ------------

                                                                       6,749,058              7,268,900
                                                                    ------------           ------------

  General partners and other limited partners
   Capital contributions, net of distributions                           338,817                339,529

   Cumulative loss                                                      (299,155)              (294,606)
                                                                    ------------           ------------

                                                                          39,662                 44,923
                                                                    ------------           ------------

                                                                       6,788,720              7,313,823
                                                                    ------------           ------------

                                                                    $ 31,236,259           $ 31,953,441
                                                                    ============           ============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2002
                                   (UNAUDITED)

3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2002 and 2001 are as follows:


                                           Three Months          Six Months           Three Months         Six Months
                                              Ended                Ended                 Ended               Ended
                                             June 30,             June 30,              June 30,            June 30,
                                               2002                 2002                  2001                2001
                                           ------------         -----------          -------------        ----------

REVENUE

Rental                                     $   998,442          $ 1,977,427          $   962,663          $ 1,939,756
Interest and other                              30,630               61,457               23,239               50,129
                                           -----------          -----------          -----------          -----------

TOTAL REVENUE                                1,029,072            2,038,884              985,902            1,989,885
                                           -----------          -----------          -----------          -----------

EXPENSES

Administrative                                 188,738              362,515              186,392              350,843
Utilities                                      121,515              253,610              103,707              298,370
Operating and maintenance                      239,367              498,502              256,368              463,948
Taxes and insurance                            153,418              302,326              114,192              237,749
Financial                                      229,830              455,694              223,526              444,129
Depreciation and amortization                  309,733              620,172              305,665              623,543
                                           -----------          -----------          -----------          -----------

TOTAL EXPENSES                               1,242,601            2,492,819            1,189,850            2,418,582
                                           -----------          -----------          -----------          -----------

NET LOSS                                   $  (213,529)         $  (453,935)         $  (203,948)         $  (428,697)
                                           ===========          ===========          ===========          ===========

NET LOSS ATTRIBUTABLE TO

  American Tax Credit Trust,
   Series I                                $  (211,390)         $  (449,386)         $  (201,905)         $  (424,401)
  General partners and other
   limited partners                             (2,139)              (4,549)              (2,043)              (4,296)
                                           -----------          -----------          -----------          -----------

                                           $  (213,529)         $  (453,935)         $  (203,948)         $  (428,697)
                                           ===========          ===========          ===========          ===========

   The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for an entire operating period.


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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of September 29, 2002, American Tax Credit Trust (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2002. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the six months ended September 29, 2002, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $77,000 during the six months ended September 29, 2002 (which includes a net unrealized gain on investments in bonds of approximately $31,000 and the amortization of net premium on investments in bonds of approximately $2,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 2002, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 2002 of $449,386 and cash distributions received from Local Partnerships of $70,456. Payable to manager in the accompanying balance sheet as of September 29, 2002 represents deferred management fees.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost which includes capital contributions payable, and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. As of September 29, 2002, no investment in any Local Partnership has reached a zero balance.

Cumulative losses and cash distributions in excess of investment in local partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. In addition, the carrying value of Registrant's investment in local partnerships may be reduced if the book value (the "Local Partnership Carrying Value") is considered to exceed the estimated value derived by management. Accordingly, cumulative losses and cash distributions in excess of the investment or an adjustment to a Local Partnership's Carrying Value are not necessarily indicative of adverse operating results of a Local Partnership. See discussion below under Local Partnership Matters regarding a certain Local Partnership currently operating below economic break even levels.

Registrant's operations for the three months ended September 29, 2002 and 2001 resulted in net losses of $234,868 and $225,140, respectively. Other comprehensive income for the three months ended September 29, 2002 and 2001 resulted from a net unrealized gain on investments in bonds of $9,519 and $71,864, respectively.

The Local Partnerships' net loss of approximately $214,000 for the three months ended June 30, 2002 was attributable to rental and other revenue of approximately $1,029,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $933,000 and approximately $310,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $204,000 for the three months ended June 30, 2001 was attributable to rental and other revenue of approximately $986,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $884,000 and approximately $306,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected in future periods.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Registrant's operations for the six months ended September 29, 2002 and 2001 resulted in net losses of $502,415 and $458,502, respectively. Other comprehensive income for the six months ended September 29, 2002 and 2001 resulted from a net unrealized gain on investments in bonds of $31,381 and $59,387, respectively.

The Local Partnerships' net loss of approximately $454,000 for the six months ended June 30, 2002 was attributable to rental and other revenue of approximately $2,039,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $1,873,000 and approximately $620,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $429,000 for the six months ended June 30, 2001 was attributable to rental and other revenue of approximately $1,990,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $1,795,000 and approximately $624,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected in future periods.

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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the six months ended June 30, 2002, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, a certain Local Partnership's operating information indicates an operating deficit after taking into account its mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of St. Christopher's Associates, L.P. V ("St. Christopher") require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. St. Christopher incurred an operating deficit of approximately $29,000 for six months ended June 30, 2002. St. Christopher has an operating reserve of approximately $323,000 as of June 30, 2002. In addition, unpaid Registrant capital contribution and accrued interest thereon total approximately $133,000 as of September 29, 2002. There is no Mandatory Debt Service and payments on the real estate taxes are current. Of Registrant's total annual Low-income Tax Credits, approximately 14% are allocated from St. Christopher.

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

      a.   Exhibits

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


                                        AMERICAN TAX CREDIT TRUST,
                                        a Delaware statutory business trust
                                        Series I

                                        By:   Richman American Credit Corp.,
                                           The Manager


Dated: November 13, 2002                /s/ David Salzman
                                        -------------------------------------
                                        by: David Salzman
                                            President of the Manager


Dated: November 13, 2002                /s/ Neal Ludeke
                                        -------------------------------------
                                        by: Neal Ludeke
                                            Vice President and
                                            Treasurer of the Manager
                                            (Principal Financial and Accounting
                                            Officer of The Trust)