Form 10-Q/A
period 2002-09-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 2003-02-13
CIK 897315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002
                               ------------------

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number: 0-24600

         American Tax Credit Trust, a Delaware statutory business trust
                                    Series I
             (Exact name of Registrant as specified in its charter)

          Delaware                                              06-6385350
-----------------------------------                         -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

Richman American Credit Corp.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                            06830
------------------------------------                            (Zip Code)
(Address of principal executive offices)


------------------------------------------------------------------------------
Registrant's telephone number, including area code:  (203) 869-0900
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

                                EXPLANATORY NOTE

This amendment to Registrant's Form 10-Q for the quarterly period ended September 29, 2002 is being filed solely to insert Part I, Item 4, Controls and Procedures and the Sarbanes Oxley Act of 2002 Section 302 Certifications, each as set forth herein.



                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

                         Part I - FINANCIAL INFORMATION


Table of Contents


Item 1.  Financial Statements                                              Page
-----------------------------                                              ----

Balance Sheets.............................................................. 3

Statements of Operations.................................................... 4

Statements of Cash Flows.................................................... 5

Notes to Financial Statements............................................... 7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................. 9

Item 3. Quantitative and Qualitative Disclosure about Market Risk...........13

Item 4. Controls and Procedures.............................................14


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
                                                      =========        =========        =========        =========


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 2002 AND 2001
                                   (UNAUDITED)


                                                          2002           2001
                                                        ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                       $  65,159     $  66,041
Cash paid for
  management fee                                          (55,520)      (53,943)
  professional fees                                       (26,102)      (25,216)
  printing, postage and other expenses                     (6,069)       (7,095)
                                                        ---------     ---------

Net cash used in operating activities                     (22,532)      (20,213)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                 70,456        66,768
Transfer to restricted cash                                  (710)       (2,616)
                                                        ---------     ---------

Net cash provided by investing activities                  69,746        64,152
                                                        ---------     ---------

Net increase in cash and cash equivalents                  47,214        43,939

Cash and cash equivalents at beginning of period          207,314       188,786
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 254,528     $ 232,725
                                                        =========     =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds, net            $  31,381     $  59,387
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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

a. Within the 90 days prior to the date of this report, the Chief Executive Officer and Chief Financial Officer of Richman American Credit Corp., the Manager of Registrant, carried out an evaluation of the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that as of the date of the evaluation, Registrant's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to Registrant required to be included in Registrant's periodic SEC filings.

Changes in internal controls

b. There were no significant changes in Registrant's internal controls or in other factors that could significantly affect Registrant's internal controls subsequent to the date of that evaluation.

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


                                        AMERICAN TAX CREDIT TRUST,
                                        a Delaware statutory business trust
                                        Series I

                                        By: Richman American Credit Corp.,
                                            The Manager


Dated: February 13, 2003                /s/ David Salzman
                                        ----------------------------------
                                        by: David Salzman
                                            Chief Executive Officer


Dated: February 13, 2003                /s/ Neal Ludeke
                                        ----------------------------------
                                        by: Neal Ludeke
                                            Chief Financial Officer

                                 CERTIFICATIONS


I, David Salzman, certify that:

1. I have reviewed this quarterly report on Form 10-Q, as amended, of American Tax Credit Trust, a Delaware statutory business trust Series I (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days prior to the filing date of this quarterly report; and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  February 13, 2003              By: /s/ David Salzman
                                         ---------------------------------
                                         David Salzman
                                         Chief Executive Officer of Richman
                                         American Credit Corp., Manager
                                         of the Company

I, Neal Ludeke, certify that:

1. I have reviewed this quarterly report on Form 10-Q, as amended, of American Tax Credit Trust, a Delaware statutory business trust Series I (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have;

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days prior to the filing date of this quarterly report; and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function);

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  February 13, 2003                 By: /s/ Neal Ludeke
                                            ------------------------------
                                            Neal Ludeke
                                            Chief Financial Officer of Richman
                                            American Credit Corp., Manager
                                            of the Company