Form 10-Q
period 2002-12-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2003-02-13
CIK 897315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2002
                               -----------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number: 0-24600

         American Tax Credit Trust, a Delaware statutory business trust
         --------------------------------------------------------------
                                    Series I
             (Exact name of Registrant as specified in its charter)

         Delaware                                                06-6385350
 ----------------------------                                ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


Richman American Credit Corp.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                                 06830
---------------------------------------                             -----------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code:  (203) 869-0900
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

Statements of Operations......................................................4

Statements of Cash Flows......................................................5

Notes to Financial Statements.................................................7


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                  December 30,          March 30,
                                                   Notes             2002                 2002
                                                   -----          -----------          ---------

ASSETS

Cash and cash equivalents                                        $   253,817           $   207,314
Restricted cash                                      3               133,399               132,183
Investments in bonds                                 2             1,842,999             1,796,958
Investment in local partnerships                     3             6,279,742             7,038,900
Interest receivable                                                   30,146                33,093
                                                                 -----------           -----------

                                                                 $ 8,540,103           $ 9,208,448
                                                                 ===========           ===========

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                          $    20,993           $    27,992
  Payable to manager                                                 661,195               599,973
  Capital contributions payable                      3                69,300                69,300
  Interest payable                                   3                64,099                62,883
                                                                 -----------           -----------

                                                                     815,587               760,148
                                                                 -----------           -----------

Commitments and contingencies                        3

Owners' equity (deficit)

  Manager                                                            (87,287)              (79,560)
  Beneficial owners (18,654 units of beneficial
   ownership interest outstanding)                                 7,746,803             8,511,734
  Accumulated other comprehensive income, net        2                65,000                16,126
                                                                 -----------           -----------

                                                                   7,724,516             8,448,300
                                                                 -----------           -----------

                                                                 $ 8,540,103           $ 9,208,448
                                                                 ===========           ===========


                       See Notes to Financial Statements.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three             Nine             Three             Nine
                                                    Months           Months           Months             Months
                                                    Ended             Ended            Ended             Ended
                                                   December          December         December          December
                                      Notes        30, 2002          30, 2002         30, 2001          30, 2001
                                      -----       ---------         ---------        ---------          --------

REVENUE

Interest                                          $  30,435         $  92,652         $  33,407         $ 113,122
                                                  ---------         ---------         ---------         ---------

TOTAL REVENUE                                        30,435            92,652            33,407           113,122
                                                  ---------         ---------         ---------         ---------

EXPENSES

Management fee                                       48,036           144,107            48,036           144,107
Professional fees                                     8,822            21,928            12,732            25,365
Printing, postage and other                           4,504            10,573             4,108             9,220
                                                  ---------         ---------         ---------         ---------

TOTAL EXPENSES                                       61,362           176,608            64,876           178,692
                                                  ---------         ---------         ---------         ---------

Loss from operations                                (30,927)          (83,956)          (31,469)          (65,570)

Equity in loss of
  investment in local
  partnerships                          3          (239,316)         (688,702)         (186,750)         (611,151)
                                                  ---------         ---------         ---------         ---------

NET LOSS                                           (270,243)         (772,658)         (218,219)         (676,721)

Other comprehensive income              2            17,493            48,874               686            60,073
                                                  ---------         ---------         ---------         ---------

COMPREHENSIVE LOSS                                $(252,750)        $(723,784)        $(217,533)        $(616,648)
                                                  ==========        ==========        ==========        ==========

NET LOSS ATTRIBUTABLE TO

  Manager                                         $  (2,703)        $  (7,727)        $  (2,182)        $  (6,767)
  Beneficial owners                                (267,540)         (764,931)         (216,037)         (669,954)
                                                  ---------         ---------         ---------         ---------

                                                  $(270,243)        $(772,658)        $(218,219)        $(676,721)
                                                  ==========        ==========        ==========        ==========

NET LOSS per unit of
  beneficial ownership
  interest (18,654 units of
  beneficial ownership interest)                  $  (14.35)        $  (41.01)        $  (11.58)        $  (35.91)
                                                  ==========        ==========        ==========        ==========


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                            2002         2001
                                                         ----------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                        $  99,648    $ 103,092
Cash paid for management fee                               (82,885)    (146,318)
  professional fees                                        (28,426)     (31,090)
  printing, postage and other expenses                     (11,074)     (11,204)
                                                         ---------    ---------

Net cash used in operating activities                      (22,737)     (85,520)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                  70,456       66,768
Transfer to restricted cash                                 (1,216)      (3,415)
                                                         ---------    ---------

Net cash provided by investing activities                   69,240       63,353
                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents        46,503      (22,167)

Cash and cash equivalents at beginning of period           207,314      188,786
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 253,817    $ 166,619
                                                         =========    =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds, net             $  48,874    $  60,073
                                                         =========    =========

--------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating  activities on page
6.


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                     STATEMENTS OF CASH FLOWS - (Continued)
                  NINE MONTHS ENDED DECEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                            2002         2001
                                                          ---------   ---------

RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES

Net loss                                                 $(772,658)   $(676,721)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local
   partnerships                                            688,702      611,151
   Amortization of net premium on investments in
   bonds                                                     2,833        2,643
   Decrease (increase) in interest receivable                2,947      (16,088)
   Decrease in accounts payable and accrued expenses        (6,999)      (7,709)
   Increase (decrease) in payable to manager                61,222       (2,211)
   Increase in interest payable                              1,216        3,415
                                                         ---------    ---------

NET CASH USED IN OPERATING ACTIVITIES                    $ (22,737)   $ (85,520)
                                                         =========    =========


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 2002
                                   (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2002 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended December 30, 2002 are not necessarily indicative of the results that may be expected for the entire year.


2. Investments in Bonds

   As of December 30, 2002, certain information concerning investments in bonds is as follows:


                                                           Gross                 Gross
                                      Amortized          unrealized             unrealized          Estimated
   Description and maturity              cost               gains                losses             fair value
   ------------------------          ----------          ----------           ------------         -----------

Corporate debt securities
  Within one year                    $    99,926         $     1,392          $      --            $   101,318
  After one year through five
  years                                1,364,313              61,084              (13,791)           1,411,606
  After five years through ten
  years                                  114,754              15,321                 --                130,075
  After ten years                        199,006                 994                 --                200,000
                                     -----------         -----------          -----------          -----------
                                     $ 1,777,999         $    78,791          $   (13,791)         $ 1,842,999
                                     ===========         ===========          ===========          ===========

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2002
                                   (UNAUDITED)


3. Investment in Local Partnerships

   The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships and has committed to make capital contribution payments in the aggregate amount of $14,741,864, of which the Trust has paid $14,672,564 and $69,300 is outstanding as of December 30, 2002. Restricted cash in the accompanying balance sheet as of December 30, 2002 represents such outstanding capital contribution along with accrued interest of $64,099 on an outstanding capital contribution. The outstanding capital contribution is payable upon a certain Local Partnership's satisfaction of specified conditions. As of September 30, 2002, the Local Partnerships have outstanding mortgage loans payable totaling approximately $21,266,000 and accrued interest payable on such loans totaling approximately $1,869,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the nine months ended December 30, 2002, the investment in local partnerships activity consists of the following:

        Investment in local partnerships as of
          March 30, 2002                                       $7,038,900

        Equity in loss of investment in local
          partnerships                                           (688,702)*

        Cash distributions received from Local
          Partnerships                                            (70,456)
                                                               ----------

        Investment in local partnerships as of
          December 30, 2002                                    $6,279,742
                                                               ==========

   *Equity in loss of investment in local partnerships is limited to the Trust's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $4,683 for the nine months ended September 30, 2002 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

   The combined unaudited balance sheets of the Local Partnerships as of September 30, 2002 and December 31, 2001 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2002 and 2001 are reflected on pages 9 and 10, respectively.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2002
                                   (UNAUDITED)

3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of September 30, 2002 and December 31, 2001 are as follows:

                                                                   September 30,           December 31,
                                                                       2002                   2001
                                                                   ------------            -----------

   ASSETS

Cash and cash equivalents                                         $    242,901            $    397,277
Rents receivable                                                        66,134                  69,615
Capital contributions receivable                                        69,300                  69,300
Escrow deposits and reserves                                         1,655,574               1,598,559
Land                                                                 1,267,153               1,267,153
Buildings and improvements (net of accumulated
  depreciation of $10,133,035 and $9,214,043)                       27,138,042              28,040,052
Intangible assets (net of accumulated
  amortization of $190,335 and $179,001)                               253,820                 265,154
Other assets                                                           333,712                 246,331
                                                                  ------------            ------------

                                                                  $ 31,026,636            $ 31,953,441
                                                                  =============           =============

LIABILITIES AND PARTNERS' EQUITY

Liabilities

  Accounts payable and accrued expenses                           $    478,198            $    469,979
  Due to related parties                                               601,145                 626,723
  Mortgage loans                                                    21,266,280              21,576,677
  Notes payable                                                        100,000                 100,000
  Accrued interest                                                   1,868,783               1,702,416
  Other liabilities                                                    169,980                 163,823
                                                                  ------------            ------------

                                                                    24,484,386              24,639,618
                                                                  ------------            ------------

Partners' equity

  American Tax Credit Trust, Series I
   Capital contributions, net of distributions
     (includes receivable of $69,300)                               14,207,109              14,277,565

   Cumulative loss                                                  (7,697,367)             (7,008,665)
                                                                  ------------            ------------

                                                                     6,509,742               7,268,900
                                                                  ------------            ------------

  General partners and other limited partners
   Capital contributions, net of distributions                         338,817                 339,529
   Cumulative loss                                                    (306,309)               (294,606)
                                                                  ------------            ------------

                                                                        32,508                  44,923
                                                                  ------------            ------------

                                                                     6,542,250               7,313,823
                                                                  ------------            ------------

                                                                  $ 31,026,636            $ 31,953,441
                                                                  =============           =============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2002
                                   (UNAUDITED)

3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2002 and 2001 are as follows:


                                             Three Months         Nine Months          Three Months          Nine Months
                                                 Ended               Ended                Ended                Ended
                                             September 30,        September 30,        September 30,        September 30,
                                                2002                  2002                 2001                 2001
                                             ------------         ------------         ------------         -------------

   REVENUE

Rental                                       $   975,659          $ 2,953,086          $   983,380          $ 2,923,136
Interest and other                                25,711               87,168               38,373               88,502

TOTAL REVENUE                                  1,001,370            3,040,254            1,021,753            3,011,638

EXPENSES

Administrative                                   181,794              544,309              160,548              511,391
Utilities                                        138,555              392,165              142,378              440,748
Operating and maintenance                        243,261              741,763              251,256              715,204
Taxes and insurance                              148,453              450,779              125,465              363,214
Financial                                        225,623              681,317              218,893              663,022
Depreciation and amortization                    310,154              930,326              311,854              935,397
                                             -----------          -----------          -----------          -----------

TOTAL EXPENSES                                 1,247,840            3,740,659            1,210,394            3,628,976
                                             -----------          -----------          -----------          -----------

NET LOSS                                     $  (246,470)         $  (700,405)         $  (188,641)         $  (617,338)
                                             ===========          ===========          ===========          ===========

NET LOSS ATTRIBUTABLE TO

  American Tax Credit Trust,
   Series I                                  $  (239,316)         $  (688,702)         $(186,750)           $  (611,151)
  General partners and other
   limited partners, which
   includes $4,683 of Trust
   loss in excess of
   investment for the three
   and nine month periods
   ended September 30, 2002                       (7,154)             (11,703)              (1,891)              (6,187)
                                             -----------          -----------          -----------          -----------

                                             $  (246,470)         $  (700,405)         $  (188,641)         $  (617,338)
                                             ===========          ===========          ===========          ===========

   The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for an entire operating period.

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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 2002, American Tax Credit Trust (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2002. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the nine months ended December 30, 2002, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $93,000 during the nine months ended December 30, 2002 (which includes a net unrealized gain on investments in bonds of approximately $49,000 and the amortization of net premium on investments in bonds of approximately $3,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 2002, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 2002 of $688,702 and cash distributions received from Local Partnerships of $70,456. Payable to manager in the accompanying balance sheet as of December 30, 2002 represents deferred management fees.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost which includes capital contributions payable, and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. The combined statements of operations of the Local Partnerships reflected in Note 3 to Registrant's financial statements include the operating results of all Local Partnerships, irrespective of Registrant's investment balances.

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

Registrant's operations for the three months ended December 30, 2002 and 2001 resulted in net losses of $270,243 and $218,219, respectively. The increase in net loss is primarily due to an increase in equity in loss of investment in local partnerships of approximately $53,000, resulting primarily from an increase in the net operating losses of certain Local Partnerships. Other comprehensive income for the three months ended December 30, 2002 and 2001 resulted from a net unrealized gain on investments in bonds of $17,493 and $686, respectively.

The Local Partnerships' net loss of approximately $246,000 for the three months ended September 30, 2002 was attributable to rental and other revenue of approximately $1,001,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $937,000 and approximately $310,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $189,000 for the three months ended September 30, 2001 was attributable to rental and other revenue of approximately $1,022,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $899,000 and approximately $312,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected in future periods.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Registrant's operations for the nine months ended December 30, 2002 and 2001 resulted in net losses of $772,658 and $676,721, respectively. The increase in net loss is primarily due to (i) an increase in equity in loss of investment in local partnerships of approximately $78,000, resulting primarily from an increase in the net operating losses of certain Local Partnerships and (ii) a decrease in interest revenue of approximately $20,000. Other comprehensive income for the nine months ended December 30, 2002 and 2001 resulted from a net unrealized gain on investments in bonds of $48,874 and $60,073, respectively.

The Local Partnerships' net loss of approximately $700,000 for the nine months ended September 30, 2002 was attributable to rental and other revenue of approximately $3,040,000,exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,810,000 and approximately $930,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $617,000 for the nine months ended September 30, 2001 was attributable to rental and other revenue of approximately $3,012,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,694,000 and approximately $935,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective is to provide Low-income Tax Credits to Beneficial Owners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2002, none of the Local Partnerships have reported an event of recapture of Low-income Tax Credits.

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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the nine months ended September 30, 2002, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, a certain Local Partnership's operating information indicates an operating deficit after taking into account its mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of St. Christopher's Associates, L.P. V ("St. Christopher") require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. St. Christopher incurred an operating deficit of approximately $52,000 for the nine months ended September 30, 2002. St. Christopher withdrew $20,000 from its operating reserve during the nine months ended September 30, 2002, which reserve has a remaining balance of approximately $310,000 as of September 30, 2002. In addition, unpaid Registrant capital contribution and accrued interest thereon total approximately $133,000 as of December 30, 2002. There is no Mandatory Debt Service and payments on the real estate taxes are current. St. Christopher is scheduled to generate approximately $19.8 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2004.

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


Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Registrant has invested a significant portion of its working capital reserves in corporate bonds. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment's maturity date and the associated bond rating. Since Registrant's investments in bonds have various maturity dates through 2016, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to assist an under performing Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

a. Within the 90 days prior to the date of this report, Registrant's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Registrant's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, Registrant's Chief Executive Officer and Principal Financial Officer have concluded that as of the date of the evaluation, Registrant's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to Registrant required to be included in Registrant's periodic SEC filings.

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


                                      AMERICAN TAX CREDIT TRUST,
                                      a Delaware statutory business trust
                                      Series I

                                      By: Richman American Credit Corp.,
                                          The Manager


Dated: February 13, 2003              /s/ David Salzman
                                      ----------------------------------
                                      by: David Salzman
                                          Chief Executive Officer


Dated: February 13, 2003              /s/ Neal Ludeke
                                      ----------------------------------
                                      by: Neal Ludeke
                                          Chief Financial Officer

                                 CERTIFICATIONS


I, David Salzman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Tax Credit Trust, a Delaware statutory business trust Series I (the "Company");

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


Date:   February 13, 2003                       /s/  David Salzman
                                                --------------------------------
                                                by: David Salzman
                                                Chief Executive Officer of
                                                Richman American Credit Corp.,
                                                Manager of the Company

I, Neal Ludeke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Tax Credit Trust, a Delaware statutory business trust Series I (the "Company");

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

4. The Company's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

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


Date:   February 13, 2003                   /s/  Neal Ludeke
                                            ---------------------------------
                                            by: Neal Ludeke
                                            Chief Financial Officer of Richman
                                            American Credit Corp., Manager
                                            of the Company