Form 10-K
period 2003-03-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2003-06-30
CIK 897315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                (Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 30, 2003
                                              --------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ______ to ____________

                                     0-24600
                                     -------
                            (Commission File Number)

         American Tax Credit Trust, a Delaware statutory business trust
         --------------------------------------------------------------
                                    Series I
                                    --------
      (Exact name of registrant as specified in its governing instruments)

           Delaware                                       06-6385350
-------------------------------------              ----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
        organization)                                   Identification No.)

Richman American Credit Corp.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                           06830
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:           (203) 869-0900
                                                              --------------


Securities registered pursuant to Section 12(b) of the Act:

       None                                          None
--------------------------           ------------------------------------------
(Title of each Class)                (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Beneficial Ownership Interest
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                     ---   ---

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

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief Extension Act of 1998, Tax and Trade Relief Extension Act of 1999, Community Renewal Tax Relief Act of 2000, Economic Growth and Tax Relief Reconciliation Act of 2001 and Job Creation and Worker Assistance Act of 2002 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity that does not, itself, pay federal income tax. However, the owners of Registrant who are subject to federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the owners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

Item 2.     Properties

The executive offices of Registrant and the Manager are located at 599 West Putnam Avenue, 3rd floor, Greenwich, Connecticut 06830. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the Manager.

Registrant's primary objective is to provide Low-income Tax Credits to Beneficial Owners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low- income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2002, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

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






                                                          Capital contribution obligation      Mortgage
 Name of Local Partnership                       Number       as of March 30, 2003        loans payable as of     Subsidy
 Name of apartment complex                     of rental  ------------------------------     December 31,          (see
 Apartment complex location                      units        Total            Paid             2002             footnotes)
 --------------------------                    ---------      -----            ----       -------------------    ----------

ACP Housing Associates, L.P.
ACP Housing Apartments
New York, New York                                 28       $  737,222       $  737,222       $1,489,577          (1b)

Creative Choice Homes VII, Ltd.
Coral Gardens
Homestead, Florida                                 91        2,382,812        2,382,812        1,954,219          (1a & 1c)

Edgewood Manor Associates, L.P.
Edgewood Manor Apartments
Philadelphia, Pennsylvania                         49        1,963,799        1,963,799        1,846,008          (1b)

Ledge/McLaren Limited Partnership
Ledge/McLaren Apartments
Nashua, New Hampshire                               8          343,079          343,079          449,200          (1b)

Penn Apartment Associates
Penn Apartments
Chester, Pennsylvania                              15          852,180          852,180          963,000          (1b)

SB-92 Limited Partnership
Shaker Boulevard Gardens
Cleveland, Ohio                                    73          795,255          795,255        1,935,204          (1b)

St. Christopher's Associates, L.P.
V Lehigh Park
Philadelphia, Pennsylvania                         29        2,075,785        2,006,485        2,180,000          (1b)

St. John Housing Associates, L.P.
St. John Homes
Gary, Indiana                                     144        3,546,861        3,546,861        4,054,525          (1a & 1c)

Starved Rock - LaSalle Manor
   Limited Partnership
LaSalle Manor
LaSalle, Illinois                                  48          634,327          634,327        1,673,348          (1a & 1c)

Vision Limited Dividend Housing
   Association Limited Partnership
Helen Odean Butler Apartments
Detroit, Michigan                                  97        1,410,544        1,410,544        4,615,203          (1b)
                                                         -------------     ------------    -------------
                                                         $  14,741,864     $ 14,672,564    $  21,160,284
                                                         =============     ============    =============


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

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Security Holder
Matters

Market Information and Holders

There is no established public trading market for Registrant's Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of Beneficial Owners of Units as of May 31, 2003 was approximately 913 holding 18,654 Units.

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

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its owners. There were no cash distributions to the owners during the years ended March 30, 2003 and 2002.

Low-income Tax Credits, which are subject to various limitations, may be used by Beneficial Owners to offset federal income tax liabilities. The Low-income Tax Credits per Unit for each of the three closings, generated by Registrant and allocated to the Beneficial Owners for the tax years ended December 31, 2002 and 2001 and the cumulative Low-income Tax Credits allocated from inception through December 31, 2002 are as follows:


                                  First closing      Second closing      Third closing
                                 November 29, 1993   January 28, 1994    May 25, 1994
                                 -----------------   ----------------    ------------

Low-income Tax Credits:
-----------------------
Tax year ended December 31, 2002     $   138.81         $  138.81         $   138.81
Tax year ended December 31, 2001         138.81            138.81             138.81

Cumulative totals                    $  1,115.19        $1,113.01         $ 1,100.49

Notwithstanding future circumstances which may give rise to recapture or loss of future benefits (see Part I, Item 2 - Properties, herein), Registrant expects to generate total Low-income Tax Credits from investments in Local Partnerships of approximately $1,400 per Unit through December 31, 2006.

Item 6.     Selected Financial Data

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.


                                                                Years Ended March 30,
                                   -------------------------------------------------------------------------------------
                                       2003              2002             2001               2000              1999
                                   ------------      ------------     -------------       -----------       -----------

Interest revenue                    $   124,644       $   146,753       $   121,363       $   117,050       $   135,553
                                   ============      ============     =============       ===========       ===========

Equity in loss of investment
 in local partnerships              $(1,477,923)      $(1,180,278)      $  (844,680)      $(1,036,130)      $(1,059,127)
                                   ============      ============     =============       ===========       ===========

Net loss                            $(1,585,759)      $(1,268,827)      $  (950,341)      $(1,146,850)      $(1,170,347)
                                   ============      ============     =============       ===========       ===========

Net loss per unit of
 beneficial ownership
 interest (18,654 Units)            $    (84.16)      $    (67.34)      $    (50.44)      $    (60.87)      $    (62.11)
                                   ============      ============     =============       ===========       ===========


                                                                   As of March 30,
                                   -------------------------------------------------------------------------------------
                                       2003              2002             2001               2000              1999
                                   ------------      ------------     -------------       -----------       -----------

  Total assets                     $  7,705,676      $  9,208,448     $  10,481,154       $11,319,171       $12,715,649
                                   ============      ============     =============       ===========       ===========


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

As of March 30, 2003, Registrant has unrestricted cash and cash equivalents and investments in bonds totaling $2,048,877, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 2003, Registrant's investments in bonds represent corporate bonds of $1,654,852 with various maturity dates ranging from 2003 to 2012. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the year ended March 30, 2003, Registrant received cash from interest revenue, maturity/redemption and sale of bonds and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $45,000 during the year ended March 30, 2003 (which includes a net unrealized gain on investments in bonds of approximately $61,000 and the amortization of net premium on investments in bonds of approximately $4,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

During the year ended March 30, 2003, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 2002 of $1,477,923 (including an adjustment to Registrant's loss in excess of investment in three Local Partnerships of $457,500 in accordance with applicable accounting guidelines) (see discussion below under Results of Operations) and cash distributions received from Local Partnerships of $70,456. Payable to manager in the accompanying balance sheet as of March 30, 2003 represents deferred management fees.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost which includes capital contributions payable, and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. As of March 30, 2003, investment in one Local Partnership has reached a zero balance. However, the combined statements of operations of the Local Partnerships reflected in Note 5 to Registrant's financial statements include the operating results of all Local Partnerships, irrespective of Registrant's investment balances.

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

Registrant's operations for the years ended March 30, 2003, 2002 and 2001 resulted in net losses of $1,585,759, $1,268,827 and $950,341, respectively. The increase in net loss from fiscal 2002 to fiscal 2003 is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $298,000, which increase resulted primarily from (i) an increase in adjustments to the Local Partnership Carrying Value in connection with investments in certain Local Partnerships as reflected in Note 5 to the financial statements and (ii) a net increase in the net operating losses of certain Local Partnerships, all partially offset by an increase in the nonrecognition of losses in accordance with the equity method of accounting. The increase in net loss from fiscal 2001 to fiscal 2002 is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $336,000, which increase resulted primarily from (i) Registrant adjusting the Local Partnership Carrying Value in connection with its investments in certain Local Partnerships and (ii) a net increase in the net operating losses of certain Local Partnerships.

The Local Partnerships' loss from operations of approximately $1,076,000 for the year ended December 31, 2002 includes depreciation and amortization expense of approximately $1,242,000 and interest on non-mandatory debt of approximately $311,000, and does not include principal payments on permanent mortgages of approximately $416,000. The Local Partnerships' loss from operations of approximately $960,000 for the year ended December 31, 2001 includes depreciation and amortization expense of approximately $1,241,000 and interest on non-mandatory debt of approximately $287,000, and does not include principal payments on permanent mortgages of approximately $398,000. The Local Partnerships' loss from operations

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

of approximately $853,000 for the year ended December 31, 2000 includes depreciation and amortization expense of approximately $1,248,000 and interest on non-mandatory debt of approximately $284,000, and does not include principal payments on permanent mortgages of approximately $381,000. The results of operations of the Local Partnerships for the year ended December 31, 2002 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective is to provide Low-income Tax Credits to Beneficial Owners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2002, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the year ended December 31, 2002, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Creative Choice Homes VII, Ltd. ("Creative Choice") require the Local General Partner to cause the management agent to defer up to 40% of the property management fees in order to avoid a default under the mortgages. Creative Choice incurred an operating deficit of approximately $33,000 for the year ended December 31, 2002, which includes property management fees of approximately $45,000. Of Registrant's total annual Low-income Tax Credits, approximately 15.6% is allocated from Creative Choice.

St. Christopher's Associates, L.P. V ("St. Christopher") incurred an operating deficit of approximately $34,000 for the year ended December 31, 2002. St. Christopher has an operating reserve of approximately $321,000 as of December 31, 2002. In addition, unpaid Registrant capital contributions and accrued interest thereon total approximately $134,000 as of March 30, 2003. St. Christopher withdrew $20,000 from the reserve during 2002 to partially fund the deficit. There is no Mandatory Debt Service and payments on the real estate taxes are current. Of Registrant's total annual Low-income Tax Credits, approximately 14% are allocated from St. Christopher.

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

     o Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting since Registrant does not control the operations of a Local Partnership.

     o If the book value of Registrant's investment in a Local Partnership exceeds the estimated value derived by management, Registrant reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships.

Recently Issued Accounting Standards

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on Registrant's financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003. For public enterprises with a variable interest entity created before February 1, 2003, FIN 46 applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material effect on Registrant's financial position, results of operations or cash flows.

Item 7a.    Quantitative and Qualitative Disclosure about Market Risk

Registrant has invested a significant portion of its working capital reserves in corporate bonds. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment's maturity date and the associated bond rating. Since Registrant's investments in bonds have various maturity dates through 2012, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to assist an under performing Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 8.     Financial Statements and Supplementary Data


                                Table of Contents
                                -----------------
                                                                           Page
                                                                           ----

Independent Auditors' Report.................................................13

Balance Sheets...............................................................14

Statements of Operations.....................................................15

Statements of Changes in Owners' Equity (Deficit)............................16

Statements of Cash Flows.....................................................17

Notes to Financial Statements................................................19



No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT



To the Manager and Beneficial Owners
American Tax Credit Trust, a Delaware statutory business trust Series I

      We have audited the accompanying balance sheets of American Tax Credit Trust, a Delaware statutory business trust Series I as of March 30, 2003 and 2002, and the related statements of operations, owners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2003. These financial statements are the responsibility of the trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Trust, a Delaware statutory business trust Series I as of March 30, 2003 and 2002, and the results of its operations, changes in owners' equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2003, in conformity with accounting principles generally accepted in the United States of America.



/s/ Reznick Fedder & Silverman

Bethesda, Maryland
June 17, 2003

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                                 BALANCE SHEETS
                             MARCH 30, 2003 AND 2002



                                                                     Notes            2003              2002
                                                                     -----            ----              ----

ASSETS

Cash and cash equivalents                                              3,9         $   394,025        $   207,314
Restricted cash                                                        3,5,9           133,807            132,183
Investments in bonds                                                   4,9           1,654,852          1,796,958
Investment in local partnerships                                       5,8           5,490,521          7,038,900
Interest receivable                                                     9               32,471             33,093
                                                                                   -----------        -----------

                                                                                   $ 7,705,676        $ 9,208,448
                                                                                   ===========        ===========
LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                                            $    27,492        $    27,992
  Payable to manager                                                   6,8             621,142            599,973
  Capital contributions payable                                        5,9              69,300             69,300
  Interest payable                                                     5,9              64,507             62,883
                                                                                   -----------        -----------

                                                                                       782,441            760,148
                                                                                   -----------        -----------

Commitments and contingencies                                          5,8

Owners' equity (deficit)                                               2,4

   Manager                                                                             (95,418)           (79,560)
   Beneficial owners (18,654 units of beneficial ownership
     interest outstanding)                                                           6,941,833          8,511,734
   Accumulated other comprehensive income, net                                          76,820             16,126
                                                                                   -----------        -----------

                                                                                     6,923,235          8,448,300
                                                                                   -----------        -----------

                                                                                   $ 7,705,676        $ 9,208,448
                                                                                   ===========        ===========


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 30, 2003, 2002 AND 2001



                                                 Notes            2003                2002              2001
                                                 -----         -----------         ----------        ----------

REVENUE

Interest                                                       $   124,644         $  146,753        $   121,363
                                                               ------------        ----------        ----------

TOTAL REVENUE                                                      124,644            146,753            121,363
                                                               ------------        ----------        -----------

EXPENSES

Management fee                                     6,8             192,141            192,141            192,117
Professional fees                                                   28,572             31,915             26,011
Printing, postage and other                                         11,767             11,246              8,896
                                                               -----------        -----------        -----------

TOTAL EXPENSES                                                     232,480            235,302            227,024
                                                               -----------        -----------        -----------

Loss from operations                                              (107,836)           (88,549)          (105,661)

Equity in loss of investment in local
    partnerships                                     5          (1,477,923)        (1,180,278)          (844,680)
                                                               -----------        -----------        -----------

NET LOSS                                                        (1,585,759)        (1,268,827)          (950,341)

Other comprehensive income                           4              60,694             35,515             31,951
                                                               -----------        -----------        -----------

COMPREHENSIVE LOSS                                             $(1,525,065)       $(1,233,312)       $  (918,390)
                                                               ===========        ===========        ===========

NET LOSS ATTRIBUTABLE TO                             2

    Manager                                                    $   (15,858)       $   (12,688)       $    (9,503)
    Beneficial owners                                           (1,569,901)        (1,256,139)          (940,838)
                                                               -----------        -----------        -----------
                                                               $(1,585,759)       $(1,268,827)       $  (950,341)
                                                               ===========        ===========        ===========

NET LOSS per unit of beneficial ownership
    interest (18,654 units of beneficial
    ownership interest)                                        $    (84.16)       $    (67.34)       $    (50.44)
                                                               ===========        ===========        ===========


                       See Notes to Financial Statements.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                STATEMENTS OF CHANGES IN OWNERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 30, 2003, 2002 AND 2001


                                                                                           Accumulated Other
                                                                                            Comprehensive
                                                                         Beneficial          Income (Loss),
                                                       Manager            Owners                  Net             Total
                                                       -------           ---------         -----------------   ------------

Owners' equity (deficit), March 30, 2000           $    (57,369)       $ 10,708,711        $    (51,340)       $ 10,600,002

Net loss                                                 (9,503)           (940,838)                               (950,341)

Other comprehensive income, net                                                                  31,951              31,951
                                                   ------------        ------------        ------------        ------------
Owners' equity (deficit), March 30, 2001                (66,872)          9,767,873             (19,389)          9,681,612

Net loss                                                (12,688)         (1,256,139)                             (1,268,827)

Other comprehensive income, net                                                                  35,515              35,515
                                                   ------------        ------------        ------------        ------------

Owners' equity (deficit), March 30, 2002                (79,560)          8,511,734              16,126           8,448,300

Net loss                                                (15,858)         (1,569,901)                             (1,585,759)

Other comprehensive income, net                                                                  60,694              60,694
                                                   ------------        ------------        ------------        ------------

Owners' equity (deficit), March 30, 2003           $    (95,418)       $  6,941,833        $     76,820        $  6,923,235
                                                   ============        ============        ============        ============


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 30, 2003, 2002 AND 2001



                                                                       2003               2002                2001
                                                                   ------------        ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                  $   129,690         $   134,512         $   151,939
Cash paid for
    Management fee                                                    (170,972)           (234,405)           (109,462)
    Professional fees                                                  (28,572)            (31,090)            (24,044)
    Printing, postage and other expenses                               (12,267)            (13,229)            (13,368)
                                                                   -----------         -----------         -----------

Net cash provided by (used in) operating activities                    (82,121)           (144,212)              5,065
                                                                   -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                              70,456              66,768             105,311
Transfer to restricted cash                                             (1,624)             (4,028)               (223)
Investment in local partnerships                                                                                (7,500)
Proceeds from maturity/redemption and sale of bonds                    200,000             100,000             105,421

Investments in bonds (includes $20,715 of accrued interest)                                                 (1,022,785)
                                                                   -----------         -----------         -----------

Net cash provided by (used in) investing activities                    268,832             162,740            (819,776)
                                                                   -----------         -----------         -----------

Net increase (decrease) in cash and cash equivalents                   186,711              18,528            (814,711)

Cash and cash equivalents at beginning of year                         207,314             188,786           1,003,497
                                                                   -----------         -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $   394,025         $   207,314         $   188,786
                                                                   ===========         ===========         ===========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds, net                       $    60,694         $    35,515         $    31,951
                                                                   ===========         ===========         ===========


--------------------------------------------------------------------------------
See reconciliation of net loss to net cash provided by (used in) operating activities on page 18.



                      See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                     STATEMENTS OF CASH FLOWS - (Continued)
                    YEARS ENDED MARCH 30, 2003, 2002 AND 2001


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                     STATEMENTS OF CASH FLOWS - (Continued)
                    YEARS ENDED MARCH 30, 2003, 2002 AND 2001


                                                                                2003             2002               2001
                                                                            -----------       -----------       -----------

RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net loss                                                                    $(1,585,759)      $(1,268,827)      $  (950,341)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

       Equity in loss of investment in local partnerships                     1,477,923         1,180,278           844,680
       Gain on sale/redemption of bonds                                            (975)           (1,543)           (2,572)
       Amortization of net premium on investments in bonds                        3,775             3,524             3,827
       Decrease (increase) in interest receivable                                   622           (18,250)           21,598
       Increase (decrease) in accounts payable and accrued expenses                (500)           (1,158)            3,950
       Increase (decrease) in payable to manager                                 21,169           (42,264)           76,200
       Increase in interest payable                                               1,624             4,028             7,723
                                                                            -----------       -----------       -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                                            $   (82,121)      $  (144,212)      $     5,065
                                                                            ===========       ===========       ===========


                       See Notes to Financial Statements.

                          AMERICAN TAX CREDIT TRUST,
                     a Delaware statutory business trust
                                   Series I
                        NOTES TO FINANCIAL STATEMENTS
                        MARCH 30, 2003, 2002 AND 2001


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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001

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

   Premiums and discounts on investments in bonds are amortized (accreted) using the effective yield method over the life of the investment. Amortized premiums offset interest revenue, while the accretion of discounts and zero coupon bonds are included in interest revenue. Realized gain (loss) on redemption or sale of investments in bonds are included in, or offset against, interest revenue on the basis of the adjusted cost of each specific investment redeemed or sold.

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

   Recently Issued Accounting Standards

   In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Partnership's financial position, results of operations or cash flows.

   In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003. For public enterprises with a variable interest entity created before February 1, 2003, FIN 46 applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material effect on the Partnership's financial position, results of operations or cash flows.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001

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

3. Cash and Cash Equivalents and Restricted Cash

   As of March 30, 2003, the Trust has cash and cash equivalents and restricted cash in the aggregate of $527,832, which are deposited in interest-bearing accounts with an institution that is not insured by the Federal Deposit Insurance Corporation.

4. Investments in Bonds

   The Trust carries its investments in bonds as available-for-sale because such investments are used to facilitate and provide flexibility for the Trust's obligations, including the providing of operating advances resulting from circumstances that may arise in connection with the Local Partnerships. Investments in bonds are reflected in the accompanying balance sheets at estimated fair value.

   As of March 30, 2003, certain information concerning investments in bonds is as follows:


                                                                                Gross         Gross
                                                              Amortized      unrealized     unrealized    Estimated
    Description and maturity                                     cost          gains          losses      fair value
    ------------------------                                  ---------    ------------   ------------   -----------

    Corporate debt securities
      Within one year                                        $   100,000   $       178    $      --      $   100,178
      After one year through five years                        1,412,330        70,512         (3,807)     1,479,035
      After five years through ten years                          65,702         9,937           --           75,639
                                                             -----------    -----------    -----------    -----------

                                                             $ 1,578,032   $    80,627    $    (3,807)   $ 1,654,852
                                                             ===========   ===========    ===========    ===========


     As of March 30, 2002, certain information concerning investments in bonds is as follows:


                                                                                Gross         Gross
                                                              Amortized      unrealized     unrealized    Estimated
    Description and maturity                                     cost          gains          losses      fair value
    ------------------------                                  ---------    ------------   ------------   -----------
    Corporate debt securities
      After one year through five years                      $ 1,448,269   $    28,954    $   (15,951)   $ 1,461,272
      After five years through ten years                         133,613         2,355           (282)       135,686
      After ten years                                            198,950         1,050           --          200,000
                                                             -----------   -----------    -----------    -----------
                                                             $ 1,780,832   $    32,359    $   (16,233)   $ 1,796,958
                                                             ===========   ===========    ===========    ===========

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


5. Investment in Local Partnerships

   As of March 30, 2003, the Trust owns a 98.9%-99% limited partnership interest in the following Local Partnerships:

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

     * Affiliates of the Manager provide/provided services to St. Christopher.

   The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Trust has committed to make capital contribution payments in the aggregate amount of $14,741,864, of which the Trust has paid $14,672,564 and $69,300 is payable as of March 30, 2003. Restricted cash in the accompanying balance sheet as of March 30, 2003 represents such outstanding capital contribution along with accrued interest thereon of $64,507. The outstanding capital contribution is payable upon one Local Partnership's satisfaction of specified conditions. As of December 31, 2002, the Local Partnerships have outstanding mortgage loans payable totaling approximately $21,160,000 and accrued interest payable on such loans totaling approximately $1,966,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   As a result of management's assessment of the carrying value of the investment in local partnerships under applicable accounting guidelines (see
   Note 1), the Partnership reduced its investment in Edgewood, Ledge/McLaren and St. Christopher by $227,000, $47,500 and $183,000, respectively, during the year ended March 30, 2003 and by $58,000, $39,000 and $133,000, respectively, during the year ended March 30, 2002. Such losses are included in equity in loss of investment in local partnerships in the accompanying statements of operations of the Partnership for the years ended March 30, 2003 and 2002, respectively.

   The combined balance sheets of the Local Partnerships as of December 31, 2002 and 2001 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2002, 2001 and 2000 are reflected on pages 23 and 24, respectively.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001

5. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of December 31, 2002 and 2001 are as follows:

                                                                2002                     2001
                                                            -------------             ------------
   ASSETS

Cash and cash equivalents                                   $    333,544              $    397,277
Rents receivable                                                  42,954                    69,615
Capital contributions receivable                                  69,300                    69,300
Escrow deposits and reserves                                   1,556,569                 1,598,559
Land                                                           1,267,153                 1,267,153
Buildings and improvements (net of accumulated
  depreciation of $10,437,344 and $9,214,043)                 26,880,032                28,040,052

Intangible assets (net of accumulated amortization
  of $145,326 and $179,001)                                      250,088                   265,154
Other assets                                                     315,527                   246,331
                                                            ------------              ------------

                                                            $ 30,715,167              $ 31,953,441
                                                            ============              ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                     $    508,742              $    469,979
  Due to related parties                                         666,490                   626,723
  Mortgage loans                                              21,160,284                21,576,677
  Notes payable                                                  100,000                   100,000
  Accrued interest                                             1,965,794                 1,702,416
  Other liabilities                                              147,594                   163,823
                                                            ------------              ------------

                                                              24,548,904                24,639,618
                                                            ------------              ------------

Partners' equity (deficit)

  American Tax Credit Trust, Series I
   Capital contributions, net of distributions
     (includes receivable of $69,300)                         14,207,109                14,277,565

   Cumulative loss                                            (8,029,088)               (7,008,665)
                                                            ------------              ------------

                                                               6,178,021                 7,268,900
                                                            ------------              ------------

  General partners and other limited partners
   Capital contributions, net of distributions                   338,817                   339,529
   Cumulative loss                                              (350,575)                 (294,606)
                                                            ------------              ------------

                                                                 (11,758)                   44,923
                                                            ------------              ------------

                                                               6,166,263                 7,313,823
                                                            ------------              ------------
                                                            $ 30,715,167              $ 31,953,441
                                                            ============              ============

The combined statements of operations of the Local Partnerships for the years ended December 31, 2002, 2001, and 2000 are as follows:


                                                                    2002                 2001                 2000
                                                                -----------          -----------          -----------

    REVENUE

    Rental                                                      $ 3,914,682          $ 3,911,032          $ 3,824,494
    Interest and other                                              152,383              162,154              168,682
                                                                -----------          -----------          -----------

    TOTAL REVENUE                                                 4,067,065            4,073,186            3,993,176
                                                                -----------          -----------          -----------

    EXPENSES

    Administrative                                                  797,010              741,985              780,597
    Utilities                                                       576,072              607,441              488,186
    Operating and maintenance                                       977,165              973,373              916,487
    Taxes and insurance                                             622,771              551,121              485,418
    Financial                                                       928,089              918,253              927,908
    Depreciation and amortization                                 1,242,350            1,240,897            1,247,813
                                                                -----------          -----------          -----------

     TOTAL EXPENSES                                               5,143,457            5,033,070            4,846,409
                                                                -----------          -----------          -----------

    NET LOSS                                                    $(1,076,392)         $  (959,884)         $  (853,233)
                                                                ===========          ===========          ===========

     NET LOSS ATTRIBUTABLE TO

       American Tax Credit Trust, Series I                      $(1,020,423)         $  (950,278)         $  (844,680)
       General partners and other limited partners,
         which includes $45,187 of Partnership loss
         in excess of investment in 2002                            (55,969)              (9,606)              (8,553)
                                                                -----------          -----------          -----------

                                                                $(1,076,392)         $  (959,884)         $  (853,233)
                                                                ===========          ===========          ===========

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


5. Investment in Local Partnerships (continued)

   Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 2003 is as follows:


                                                                                            Cash
                                     Investment      Trust's        Adjustment to       distributions   Investment
                                      in Local      equity in       carrying value        received       in Local      Capital
                                    Partnership    loss for the      during the          during the    Partnership  contributions
  Name of Local                      balance as     year ended       year ended          year ended     balance as   payable as of
  Partnership                         of March      December 31,      March 30,           March 30,     of March      March 30,
                                      30, 2002         2002             2003                2003          2003          2003
                                    -----------    ------------      -----------       ------------   -----------   -------------

ACP Housing Associates, L.P.        $   209,394    $   (85,590)      $      --         $      --      $   123,804   $      --

Creative Choice Homes VII, Ltd.       1,239,021       (247,714)             --                --          991,307          --

Edgewood Manor Associates, L.P.         691,990       (125,621)         (227,000)(1)          --          339,369          --

Ledge/McLaren Limited Partnership       216,258        (10,641)          (47,500)(1)          --          158,117          --

Penn Apartment Associates                71,137        (71,137)(2)          --                --             --            --

SB-92 Limited Partnership               177,663        (99,146)             --                --           78,517          --

St. Christopher's Associates,           868,343       (183,191)         (183,000)(1)          --          502,152        69,300
 L.P. V

St. John Housing Associates, L.P.     2,527,445        (40,562)             --             (70,456)     2,416,427          --

Starved Rock - LaSalle Manor
 Limited Partnership                    388,084        (23,088)             --                --          364,996          --

Vision Limited Dividend Housing
 Association Limited Partnership        649,565       (133,733)             --                --          515,832          --
                                    -----------    -----------       -----------       -----------    -----------   -----------

                                    $ 7,038,900    $(1,020,423)      $  (457,500)      $   (70,456)   $ 5,490,521   $    69,300
                                    ===========    ===========       ===========       ===========    ===========   ===========


(1) The Partnership has adjusted the investment's carrying value in accordance with applicable accounting guidelines.

(2) The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


5. Investment in Local Partnerships (continued)

   Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 2002 is as follows:


                                                                                            Cash
                                     Investment      Trust's        Adjustment to       distributions   Investment
                                      in Local      equity in       carrying value        received       in Local      Capital
                                    Partnership    loss for the      during the          during the    Partnership  contributions
  Name of Local                      balance as     year ended       year ended          year ended     balance as   payable as of
  Partnership                         of March      December 31,      March 30,           March 30,     of March      March 30,
                                      30, 2001         2001             2002                2002          2002          2002
                                    -----------    ------------      -----------       ------------   -----------   -------------

ACP Housing Associates, L.P.         $   284,738    $   (75,344)     $      --         $      --      $   209,394   $      --

Creative Choice Homes VII, Ltd.        1,466,379       (227,358)            --                --        1,239,021          --

Edgewood Manor Associates, L.P.          919,298       (169,308)         (58,000)(1)          --          691,990          --

Ledge/McLaren Limited Partnership        266,891        (11,633)         (39,000)(1)          --          216,258          --

Penn Apartment Associates                170,534        (99,397)            --                --           71,137          --

SB-92 Limited Partnership                309,405       (131,742)            --                --          177,663          --

St. Christopher's Associates,          1,073,078        (71,735)        (133,000)(1)          --          868,343        69,300
 L.P. V

St. John Housing Associates, L.P.      2,645,182        (50,969)            --             (66,768)     2,527,445          --

Starved Rock - LaSalle Manor
 Limited Partnership                     418,070        (29,986)            --                --          388,084          --

Vision Limited Dividend Housing
 Association Limited Partnership         732,371        (82,806)            --                --          649,565          --
                                     -----------    -----------      -----------       -----------    -----------   -----------

                                     $ 8,285,946    $  (950,278)     $  (230,000)      $   (66,768)   $ 7,038,900   $    69,300
                                     ===========    ===========      ===========       ===========    ===========   ===========


(1) The Partnership has adjusted the investment's carrying value in accordance with applicable accounting guidelines.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001

5. Investment in Local Partnerships (continued)

   Property information for each Local Partnership as of December 31, 2002 is as follows:


                                                     Mortgage                     Buildings and  Accumulated
    Name of Local Partnership                      loans payable     Land         improvements   depreciation
    -------------------------                      -------------   ----------   ---------------   ------------

    ACP Housing Associates, L.P.                  $  1,489,577   $     14,000   $  2,505,364    $   (494,596)
    Creative Choice Homes VII, Ltd.                  1,954,219        500,000      4,091,851        (907,019)
    Edgewood Manor Associates, L.P.                  1,846,008         53,850      3,682,905      (1,240,479)
    Ledge/McLaren Limited
       Partnership                                     449,200        123,673        689,848        (161,009)

    Penn Apartment Associates                          963,000         13,357      1,784,922        (435,182)

    SB-92 Limited Partnership                        1,935,204         73,000      3,066,150      (1,025,341)
    St. Christopher's
       Associates, L.P. V                            2,180,000         31,829      3,823,022      (1,188,111)
    St. John Housing
       Associates, L.P.                              4,054,525         74,800      8,279,308      (2,304,633)
    Starved Rock - LaSalle Manor Limited
       Partnership                                   1,673,348        202,845      2,571,659        (603,336)
    Vision Limited Dividend Housing
       Association Limited Partnership               4,615,203        179,799      6,822,347      (2,077,638)
                                                  ------------   ------------   ------------    ------------

                                                  $ 21,160,284   $  1,267,153   $ 37,317,376    $(10,437,344)
                                                  ============   ============   ============    ============

     Property information for each Local Partnership as of December 31, 2001 is as follows:


                                                     Mortgage                     Buildings and  Accumulated
    Name of Local Partnership                      loans payable     Land         improvements   depreciation
    -------------------------                      -------------   ----------   ---------------   ------------

    ACP Housing Associates, L.P.                  $  1,492,108   $     14,000   $  2,505,364    $   (431,495)
    Creative Choice Homes VII, Ltd.                  2,001,646        500,000      4,091,851        (786,693)
    Edgewood Manor Associates, L.P.                  1,848,973         53,850      3,680,123      (1,104,168)
    Ledge/McLaren Limited
       Partnership                                     451,857        123,673        689,848        (139,481)
    Penn Apartment Associates                          963,000         13,357      1,784,922        (387,335)
    SB-92 Limited Partnership                        1,973,894         73,000      3,051,734        (908,133)
    St. Christopher's
       Associates, L.P. V                            2,180,000         31,829      3,821,073      (1,048,838)
    St. John Housing
       Associates, L.P.                              4,171,642         74,800      8,279,308      (2,086,806)
    Starved Rock - LaSalle Manor Limited
       Partnership                                   1,704,994        202,845      2,561,195        (533,569)
    Vision Limited Dividend Housing
       Association Limited Partnership               4,788,563        179,799      6,788,677      (1,787,525)
                                                  ------------   ------------   ------------    ------------

                                                  $ 21,576,677   $  1,267,153   $ 37,254,095    $ (9,214,043)
                                                  ============   ============   ============    ============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


5.   Investment in Local Partnerships (continued)

     The summary of property activity during the year ended December 31, 2002 is as follows:


                                                             Net change during the
                                        Balance as of             year ended                Balance as of
                                        December 31,             December 31,               December 31,
                                            2001                     2002                       2002
                                       -------------         ---------------------         -------------

Land                                   $  1,267,153              $       --                $  1,267,153
Buildings and improvements               37,254,095                    63,281                37,317,376
                                         38,521,248                    63,281                38,584,529

Accumulated depreciation                 (9,214,043)               (1,223,301)              (10,437,344)
                                                                                           ------------
                                       $ 29,307,205              $ (1,160,020)             $ 28,147,185
                                       ============              ============              ============


6.   Transactions with Manager and Affiliates

     For the years ended March 30, 2003, 2002 and 2001, the Trust paid and/or incurred the following amounts to the Manager and/or affiliates in connection with services provided to the Trust:


                                                  2003                          2002                          2001
                                          ----------------------        -----------------------       -----------------------
                                            Paid        Incurred          Paid         Incurred         Paid         Incurred
                                            ----        --------          ----         --------         ----         --------

Management fee (see Note 8)               $170,972       $192,141       $234,405       $192,141       $109,462       $192,117


     For the years ended December 31, 2002, 2001 and 2000, the Local Partnerships paid and/or incurred the following amounts to the Manager and/or affiliates in connection with services provided to St. Christopher:


                                                   2002                         2001                         2000
                                            ---------------------        ----------------------        ---------------------
                                            Paid         Incurred        Paid          Incurred        Paid         Incurred
                                            ----         --------        ----          --------        ----         --------

Property management fees                  $  --          $  --          $10,658        $12,180        $ 2,625        $12,180

Insurance and other services               16,237         13,237         10,343         13,343         14,150         14,078

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


7.   Taxable Loss

     A reconciliation of the financial statement net loss of the Trust for the years ended March 30, 2003, 2002 and 2001 to the tax return net loss for the years ended December 31, 2002, 2001 and 2000 is as follows:


                                                                            2003                2002                 2001
                                                                         -----------         -----------         -----------

Financial statement net loss for the years ended March 30,
  2003, 2002 and 2001                                                    $(1,585,759)        $(1,268,827)        $  (950,341)

Add (less) net transactions occurring between
  January 1, 2000 and March 30, 2000                                            --                  --               (23,342)
  January 1, 2001 and March 30, 2001                                            --               (40,720)             40,720
  January 1, 2002 and March 30, 2002                                         (22,979)             22,979                --
  January 1, 2003 and March 30, 2003                                          23,894                --                  --
                                                                         -----------         -----------         -----------

Adjusted financial statement net loss for the years ended
  December 31, 2002, 2001 and 2000                                        (1,584,844)         (1,286,568)           (932,963)


Adjustment to management fee pursuant to Internal Revenue
  Code Section 267                                                            21,145              10,892              86,133

Differences arising from equity in loss of investment in
  local partnerships                                                         163,231              33,311            (315,564)

Other differences                                                               --                 2,332              (3,612)
                                                                         -----------         -----------         -----------

Tax return net loss for the years ended December 31, 2002,
  2001 and 2000                                                          $(1,400,468)        $(1,240,033)        $(1,166,006)
                                                                         ===========         ===========         ===========


     The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2002 and 2001 are as follows:


                                                                            2002              2001
                                                                         ----------         ----------

Investment in local partnerships - financial reporting                   $5,490,521         $7,038,900
Investment in local partnerships - tax*                                   4,693,588          6,078,736
                                                                         ----------         ----------

                                                                         $  796,933         $  960,164
                                                                         ==========         ==========

       *Capital contributions payable to Local Partnerships are not included in the investment balance for tax purposes.


Payable to manager in the accompanying balance sheets represents accrued management fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001

8. Commitments and Contingencies

   Pursuant to the Trust Agreement, the Trust incurs an annual management fee ("Management Fee") payable to the Manager for its services in connection with the management of the affairs of the Trust. The annual Management Fee is equal to 0.5% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties. The Trust incurred a Management Fee of $192,141, $192,141 and $192,117 for the years ended March 30, 2003, 2002 and 2001, respectively. Unpaid Management Fees in the amount of $621,142 and $599,973 are recorded as payable to manager in the accompanying balance sheets as of March 30, 2003 and 2002, respectively.

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

   The estimated fair value of the Trust's financial instruments as of March 30, 2003 and 2002 are disclosed elsewhere in the financial statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


10.  Quarterly Financial Information - Unaudited

       The following is a summary of results of operations for each of the four quarters for the years indicated:


                                                   First            Second            Third            Fourth
                                                  Quarter           Quarter           Quarter          Quarter
                                                -----------       ----------        ----------       ----------
2003
----

Total revenue                                   $  30,781         $  31,436         $  30,435        $  31,992

Loss from operations                              (29,551)          (23,478)          (30,927)         (23,880)

Equity in loss of investment
  in local partnerships                          (237,996)         (211,390)         (239,316)        (789,221)

Net loss                                         (267,547)         (234,868)         (270,243)        (813,101)

2002
----

Total revenue                                   $  46,134         $  33,581         $  33,407        $  33,631

Loss from operations                              (10,866)          (23,235)          (31,469)         (22,979)

Equity in loss of investment
  in local partnerships                          (222,496)         (201,905)         (186,750)        (569,127)

Net loss                                         (233,362)         (225,140)         (218,219)        (592,106)

2001
----

Total revenue                                   $  32,383         $  37,932         $  40,825        $  10,223

Loss from operations                              (27,788)          (20,895)          (16,258)         (40,720)

Equity in loss of investment
  in local partnerships                          (152,638)         (150,538)         (191,077)        (350,427)

Net loss                                         (180,426)         (171,433)         (207,335)        (391,147)

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

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Registrant has no officers or directors. The Manager manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The executive officers and directors of the Manager are:

                           Served in present
Name                       capacity since (1)       Position held
----                       ------------------       -------------

Richard Paul Richman       May 10, 1993             Director
David A. Salzman           February 1, 2001         President
Stephen B. Smith           May 10, 1993             Executive Vice President
Neal Ludeke                May 10, 1993             Vice President and Treasurer

--------------------------------------------------------------------------------

(1) Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.

Richard Paul Richman, age 55, is the sole Director of the Manager. Mr. Richman is the Chairman and principal stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of the Manager and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of the Manager and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credit Properties Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties L.P., a director of Richman Tax Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties II L.P. and a director of Richman Housing Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties III L.P.

Stephen B. Smith, age 59, is the Executive Vice President of the Manager. Mr. Smith is responsible for marketing and investment program development for Richman Group. From 1989 until joining Richman Group in 1993, Mr. Smith was an independent advisor to developers, lenders and institutional investors on matters related to real estate investments.

David A. Salzman, age 42, is the President of the Manager and is a minority stockholder and the President of Richman Group. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication for Richman Group.

Neal Ludeke, age 45, is a Vice President and the Treasurer of the Manager. Mr. Ludeke, a Vice President and the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. ("RAM"), an affiliate of the Manager. Mr. Ludeke's responsibilities in connection with RAM include various partnership management functions.


Item 11.  Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of the Manager any remuneration. During the year ended March 30, 2003, the Manager did not pay any remuneration to any of its officers or its director.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Affiliates of Everest Properties, Inc., having the mailing address 155 N. Lake Avenue, Suite 1000, Pasadena, California 91101, are the owners of 1,140 Units, representing approximately 6.1% of all such Units. As of May 31, 2003, no person or entity, other than affiliates of Everest Properties, Inc., was known by Registrant to be the beneficial owner of more than five percent of the Units. The majority owner of the Manager is Richard Paul Richman.

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

Transactions with Manager and Affiliates

The net tax losses and Low-income Tax Credits generated by Registrant during the year ended December 31, 2002 allocated to the Manager were $14,005 and $26,155, respectively.

Indebtedness of Management

No officer or director of the Manager or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2003.


Item 14. Controls and Procedures

   Evaluation of Disclosure Controls and Procedures

a. Within the 90 days prior to the date of this report, Registrant's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Registrant's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c). Based on that evaluation, Registrant's Chief Executive Officer and Chief Financial Officer have concluded that as of the date of the evaluation, Registrant's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to Registrant required to be included in Registrant's periodic SEC filings.

   Changes in Internal Controls

b. There were no significant changes in Registrant's internal controls or in other factors that could significantly affect Registrant's internal controls subsequent to the date of that evaluation.

                                   PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

        (3)  Exhibits

                                                                            Incorporated by
                               Exhibit                                       Reference to
                               -------                                    ------------------

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

     10.10        Penn Apartment Associates Amended and Restated     Exhibit 10.7 to Form 10-K Report
                  Agreement of Limited Partnership                   dated March 30, 1994
                                                                     (File No. 33-58032)




                                                                            Incorporated by
                               Exhibit                                       Reference to
                               -------                                    ------------------

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

     99.7         December 31, 1997 financial statements of          Exhibit 99.7 to Form 10-K Report
                  St. John Housing Associates, L.P. pursuant to      dated March 30, 1998
                  Title 17, Code of Federal Regulations              (File No. 0-24600)



                                                                            Incorporated by
                               Exhibit                                       Reference to
                               -------                                    ------------------

     99.8         December 31, 1998 financial statements of          Exhibit 99.8 to Form 10-K Report
                  St. John Housing Associates, L.P. pursuant to      dated March 30, 1999
                  Title 17, Code of Federal Regulations              (File No. 0-24600)

      99.9        December 31, 1999 financial statements of          Exhibit 99.9 to Form 10-K Report
                  St. John Housing Associates, L.P. pursuant to      dated March 30, 2000
                  Title 17, Code of Federal Regulations              (File No. 0-24600)

     99.10 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -
                   David Salzman - Chief Executive Officer of Richman American
                   Credit Corp., Manager of the Company.

     99.11 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -
                   Neal Ludeke - Chief Financial Officer of Richman American
                   Credit Corp., Manager of the Company.



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


                                    AMERICAN TAX CREDIT TRUST,
                                    a Delaware statutory business trust
                                    Series I

                                    By:  Richman American Credit Corp.,
                                        The Manager

Dated:  June 30, 2003               /s/ David Salzman
        -------------               ------------------------------
                                    by:  David Salzman
                                         Chief Executive Officer


Dated:  June 30, 2003               /s/ Neal Ludeke
        -------------               ------------------------------
                                    by:  Neal Ludeke
                                         Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                      Title                         Date
         ---------                      -----                         ----

     /s/ David Salzman         Chief Executive Officer of          June 30, 2003
     ----------------------      the Manager                       -------------
     (David Salzman)


     /s/ Neal Ludeke           Chief Financial Officer of          June 30, 2003
     ----------------------       the Manager                      -------------
     (Neal Ludeke)

                                 CERTIFICATIONS


I, David Salzman, certify that:

1. I have reviewed this annual report on Form 10-K of American Tax Credit Trust, a Delaware statutory business trust Series I;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   June 30, 2003
                                          /s/  David Salzman
                                          -----------------------------
                                          by: David Salzman
                                          Chief Executive Officer of
                                          Richman American Credit Corp.,
                                          Manager of the Registrant

I, Neal Ludeke, certify that:

1. I have reviewed this annual report on Form 10-K of American Tax Credit Trust, a Delaware statutory business trust Series I;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   June 30, 2003
                                              /s/  Neal Ludeke
                                              -------------------------------
                                              by: Neal Ludeke
                                              Chief Financial Officer of
                                              Richman American Credit Corp.,
                                              Manager of the Registrant