Form 10-Q
period 2003-06-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 2003-08-13
CIK 897315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003
                               -------------

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

Statements of Operations......................................................4

Statements of Cash Flows......................................................5

Notes to Financial Statements.................................................7


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                         June 29,             March 30,
                                                         Notes            2003                  2003
                                                         -----         -----------          -----------
ASSETS

Cash and cash equivalents                                              $   493,564          $   394,025
Restricted cash                                            3               133,887              133,807
Investments in bonds                                       2             1,565,362            1,654,852
Investment in local partnerships                           3             5,300,005            5,490,521
Interest receivable                                                         28,434               32,471
                                                                       -----------          -----------

                                                                       $ 7,521,252          $ 7,705,676
                                                                       ===========          ===========

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                                $    33,992          $    27,492
  Payable to manager                                                       641,834              621,142
  Capital contributions payable                            3                69,300               69,300
  Interest payable                                         3                64,587               64,507
                                                                       -----------          -----------

                                                                           809,713              782,441
                                                                       -----------          -----------

Commitments and contingencies                              3

Owners' equity (deficit)

  Manager                                                                 (97,651)              (95,418)
  Beneficial owners (18,654 units of beneficial
   ownership interest outstanding)                                      6,720,813             6,941,833
  Accumulated other comprehensive income, net              2               88,377                76,820
                                                                       -----------          -----------

                                                                         6,711,539            6,923,235
                                                                       -----------          -----------

                                                                       $ 7,521,252          $ 7,705,676
                                                                       ===========          ===========



                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 29, 2003 AND 2002
                                   (UNAUDITED)


                                                 Notes     2003         2002
                                                 -----   ---------    ---------

REVENUE

Interest                                                 $  25,734    $  30,781
                                                         ---------    ---------

TOTAL REVENUE                                               25,734       30,781
                                                         ---------    ---------

EXPENSES

Management fee                                              48,036       48,036
Professional fees                                            6,630        6,608
Printing, postage and other                                  3,805        5,688
                                                         ---------    ---------

TOTAL EXPENSES                                              58,471       60,332
                                                         ---------    ---------

Loss from operations                                       (32,737)     (29,551)

Equity in loss of investment in local
  partnerships                                    3       (190,516)    (237,996)
                                                         ---------    ---------

NET LOSS                                                  (223,253)    (267,547)

Other comprehensive income                        2         11,557       21,862
                                                         ---------    ---------
COMPREHENSIVE LOSS                                       $(211,696)   $(245,685)
                                                         =========    =========

NET LOSS ATTRIBUTABLE TO

  Manager                                                $  (2,233)   $  (2,675)
  Beneficial owners                                       (221,020)    (264,872)

                                                         ---------    ---------
                                                         $(223,253)   $(267,547)
                                                         =========    =========

NET LOSS per unit of beneficial ownership
  interest (18,654 units of beneficial
  ownership interest)                                     $ (11.85)   $  (14.20)
                                                         =========    =========


                       See Notes to Financial Statements.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 29, 2003 AND 2002
                                   (UNAUDITED)


                                                                     2003             2002
                                                                   ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                  $  30,898        $  34,980
Cash paid for
  management fee                                                     (27,344)         (27,366)
  professional fees                                                     (132)         (26,102)
  printing, postage and other expenses                                (3,803)          (5,688)
                                                                   ---------        ---------
Net cash used in operating activities                                   (381)         (24,176)
                                                                   ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                                             70,456
Transfer to restricted cash                                              (80)            (593)
Proceeds from maturity/redemption and sale of bonds                  100,000
                                                                   ---------        ---------
Net cash provided by investing activities                             99,920           69,863
                                                                   ---------        ---------

Net increase in cash and cash equivalents                             99,539           45,687
                                                                   ---------        ---------

Cash and cash equivalents at beginning of period                     394,025          207,314
                                                                   ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 493,564        $ 253,001
                                                                   =========        =========
SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds, net                       $  11,557        $  21,862
                                                                   =========        =========


-------------------------------------------------------------------------------

See reconciliation of net loss to net cash used in operating activities on page
6.



                       See Notes to Financial Statements.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                     STATEMENTS OF CASH FLOWS - (Continued)
                    THREE MONTHS ENDED JUNE 29, 2003 AND 2002
                                   (UNAUDITED)

                                                                  2003                2002
                                                               ---------           ---------

RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES

Net loss                                                       $(223,253)          $(267,547)

Adjustments to reconcile net loss to net cash used in operating activities

    Equity in loss of investment in local partnerships           190,516             237,996
    Amortization of net premium on investments in bonds            1,047                 936
    Decrease in interest receivable                                4,037               2,670
    Increase (decrease) in accounts payable and
      accrued expenses                                             6,500             (19,494)
    Increase in payable to manager                                20,692              20,670
    Increase in interest payable                                      80
                                                               ---------           ---------

NET CASH USED IN OPERATING ACTIVITIES                          $    (381)          $ (24,176)
                                                               =========           =========



                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 2003
                                   (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2003 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2003 are not necessarily indicative of the results that may be expected for the entire year.


2. Investments in Bonds

   As of June 29, 2003, certain information concerning investments in bonds is as follows:


                                                                 Gross               Gross
                                             Amortized         unrealized          unrealized        Estimated
     Description and maturity                  cost               gains              losses          fair value
     ------------------------               ----------         ----------         -----------        ----------

Corporate debt securities
   Within one year                          $  599,325         $   24,288         $     --           $  623,613
   After one year through five years           874,402             63,421               --              937,823
   After five years through ten years            3,258                668               --                3,926
                                            ----------         ----------         ----------         ----------
                                            $1,476,985         $   88,377         $     --           $1,565,362
                                            ==========         ==========         ==========         ==========

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships

   The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships and has committed to make capital contribution payments in the aggregate amount of $14,741,864, of which the Trust has paid $14,672,564 and $69,300 is outstanding as of June 29, 2003. Restricted cash in the accompanying balance sheet as of June 29, 2003 represents such outstanding capital contribution along with accrued interest of $64,587 on an outstanding capital contribution. The outstanding capital contribution is payable upon a certain Local Partnership's satisfaction of specified conditions. As of June 30, 2003, the Local Partnerships have outstanding mortgage loans payable totaling approximately $21,053,000 and accrued interest payable on such loans totaling approximately $2,034,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the three months ended June 29, 2003, the investment in local partnerships activity consists of the following:

        Investment in local partnerships as of
          March 30, 2003                                       $5,490,521

        Equity in loss of investment in local
          partnerships                                           (190,516)*
                                                               ----------

        Investment in local partnerships as of
          June 29, 2003                                        $5,300,005
                                                               ==========

   *Equity in loss of investment in local partnerships is limited to the Trust's investment balance in each Local Partnership: any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $24,278 for three months ended March 31, 2003 as reflected in the combined statement of operations of the Local Partnership reflected herein Note 3.

   The combined unaudited balance sheets of the Local Partnerships as of March 31, 2003 and December 31, 2002 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2003 and 2002 are reflected on pages 9 and 10, respectively.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2003
                                   (UNAUDITED)


                                                                      March 31,         December 31,
                                                                        2003               2002
                                                                   ------------        ------------

    ASSETS

Cash and cash equivalents                                          $    313,491        $    333,544
Rents receivable                                                         41,572              42,954
Capital contributions receivable                                         69,300              69,300
Escrow deposits and reserves                                          1,590,669           1,556,569
Land                                                                  1,267,153           1,267,153
Buildings and improvements (net of accumulated
  depreciation of $10,745,077 and $10,437,344)                       26,576,774          26,880,032
Intangible assets (net of accumulated amortization
  of $149,096 and $145,326)                                             246,318             250,088
Other assets                                                            340,635             315,527
                                                                   ------------        ------------

                                                                   $ 30,445,912        $ 30,715,167
                                                                   ============        ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                            $    525,832        $    508,742
  Due to related parties                                                633,757             666,490
  Mortgage loans                                                     21,053,012          21,160,284
  Notes payable                                                         100,000             100,000
  Accrued interest                                                    2,034,064           1,965,794
  Other liabilities                                                     149,953             147,594
                                                                   ------------        ------------

                                                                     24,496,618          24,548,904
                                                                   ------------        ------------

Partners' equity (deficit)

  American Tax Credit Trust, Series I
    Capital contributions, net of distributions
    (includes receivable of $69,300)                                 14,207,109          14,207,109
    Cumulative loss                                                  (8,219,604)         (8,029,088)
                                                                   ------------        ------------

                                                                      5,987,505           6,178,021
                                                                   ------------        ------------

  General partners and other limited partners
    Capital contributions, net of distributions                         338,817             338,817
    Cumulative loss                                                    (377,028)           (350,575)
                                                                   ------------        ------------

                                                                                            (11,758)
                                                                   ------------        ------------

                                                                      5,949,294           6,166,263
                                                                   ------------        ------------

                                                                   $ 30,445,912        $ 30,715,167
                                                                   ============        ============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three months ended March 31, 2003 and 2002 are as follows:


                                                                2003               2002
                                                            -----------         -----------

   REVENUE

Rental                                                      $ 1,028,167         $   978,985
Interest and other
                                                            -----------         -----------

TOTAL REVENUE                                                 1,047,509           1,009,812
                                                            -----------         -----------

EXPENSES

Administrative                                                  185,493             173,777
Utilities                                                       127,093             132,095
Operating and maintenance                                       250,559             259,135
Taxes and insurance                                             166,191             148,908
Financial                                                       223,639             225,864
Depreciation and amortization                                   311,503             310,439
                                                            -----------         -----------

TOTAL EXPENSES                                                1,264,478           1,250,218
                                                            -----------         -----------

NET LOSS                                                    $  (216,969)        $  (240,406)
                                                            ===========         ===========

NET LOSS ATTRIBUTABLE TO

  American Tax Credit Trust, Series I                       $  (190,516)        $  (237,996)
  General partners and other limited
   partners, which includes $24,278 of Trust
   loss in excess of investment for 2003                        (26,453)             (2,410)
                                                            -----------         -----------
                                                            $  (216,969)        $  (240,406)
                                                            ===========         ===========

   The combined results of operations of the Local Partnerships for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for an entire operating period.

4. Additional Information

   Additional information, including the audited March 30, 2003 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Trust's Annual Report on Form 10-K for the fiscal year ended March 30, 2003 on file with the Securities and Exchange Commission.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

Material Changes in Financial Condition
---------------------------------------

As of June 29, 2003, American Tax Credit Trust (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2003. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the three months ended June 29, 2003, Registrant received cash from interest revenue and maturity/redemption and sale of bonds and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $10,000 during the three months ended June 29, 2003 (which includes a net unrealized gain on investments in bonds of approximately $12,000 and the amortization of net premium on investments in bonds of approximately $1,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 2003, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 2003 of $190,516. Payable to manager in the accompanying balance sheet as of June 29, 2003 represents deferred management fees.

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

Registrant's operations for the three months ended June 29, 2003 and 2002 resulted in net losses of $223,253 and $267,547, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $47,000, which decrease is attributable to (i) an increase in the nonrecognition of losses in accordance with the equity method of accounting and (ii) a decrease in the net operating losses of certain Local Partnerships. Other comprehensive income for the three months ended June 29, 2003 and 2002 resulted from a net unrealized gain on investments in bonds of $11,557 and $21,862, respectively.

The Local Partnerships' net loss of approximately $217,000 for the three months ended March 31, 2003 was attributable to rental and other revenue of approximately $1,048,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $953,000 and approximately $312,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $240,000 for the three months ended March 31, 2002 was attributable to rental and other revenue of approximately $1,010,000, exceeded by operating and interest expenses (including interest on non-mandatory debt)

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         -----------------------------------------------------------------------

of approximately $940,000 and approximately $310,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the three months ended March 31, 2003, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, a certain Local Partnership's operating information indicates below break even operations after taking into account its mortgage and financing structure and any required deferral of property management fees.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         -----------------------------------------------------------------------

St. Christopher's Associates, L.P. V ("St. Christopher") incurred an operating deficit of approximately $16,000 for the three months ended March 31, 2003. St. Christopher has an operating reserve of approximately $321,000 as of March 31, 2003. In addition, unpaid Registrant capital contributions and accrued interest thereon total approximately $134,000 as of March 30, 2003. There is no Mandatory Debt Service and payments on the real estate taxes are current. Of Registrant's total annual Low-income Tax Credits, approximately 14% are allocated from St. Christopher.

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

Item 4.  Controls and Procedures
         -----------------------

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

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AMERICAN TAX CREDIT TRUST,
                                           a Delaware statutory business trust
                                           Series I

                                           By:Richman American Credit Corp.,
                                              The Manager


Dated: August 13, 2003                     /s/ David Salzman
                                           ---------------------------
                                           by: David Salzman
                                               Chief Executive Officer



Dated: August 13, 2003                     /s/ Neal Ludeke
                                           ---------------------------
                                           by: Neal Ludeke
                                               Chief Financial Officer

                                 CERTIFICATIONS


I, David Salzman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Tax Credit Trust, a Delaware statutory business trust Series I.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  August 13, 2003                        /s/ David Salzman
                                              -------------------------------
                                              David Salzman
                                              Chief Executive Officer of
                                              Richman American Credit Corp.,
                                              Manager of the Registrant

I, Neal Ludeke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Tax Credit Trust, a Delaware statutory business trust Series I.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  August 13, 2003                        /s/ Neal Ludeke
                                              ------------------------------
                                              Neal Ludeke
                                              Chief Financial Officer of
                                              Richman American Credit Corp.,
                                              Manager of the Registrant