Form 10-Q
period 2003-09-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 2003-11-13
CIK 897315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2003
                               ------------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 --   EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number: 0-24600
                                                 -------

         American Tax Credit Trust, a Delaware statutory business trust
         --------------------------------------------------------------
                                    Series I
                                    --------
             (Exact name of Registrant as specified in its charter)

          Delaware                                              06-6385350
          --------                                          -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


Richman American Credit Corp.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                              06830
---------------------------------------                           ----------
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

Yes   X     No     .
    -----     -----

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

Statements of Operations......................................................4

Statements of Cash Flows......................................................5

Notes to Financial Statements.................................................7


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                   September 29,          March 30,
                                                      Notes            2003                 2003
                                                      -----        ------------          -----------

ASSETS

Cash and cash equivalents                                          $   536,492           $   394,025
Restricted cash                                          3             134,204               133,807
Investments in bonds                                     2           1,558,916             1,654,852
Investment in local partnerships                         3           5,051,339             5,490,521
Interest receivable                                                     29,071                32,471
                                                                   -----------           -----------
                                                                   $ 7,310,022           $ 7,705,676
                                                                   ===========           ===========

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                            $    16,002           $    27,492
  Payable to manager                                                   662,572               621,142
  Capital contributions payable                          3              69,300                69,300
  Interest payable                                       3              64,904                64,507
                                                                   -----------           -----------
                                                                       812,778               782,441
                                                                   -----------           -----------

Commitments and contingencies                            3

Owners' equity (deficit)

  Manager                                                              (99,739)              (95,418)
  Beneficial owners (18,654 units of beneficial
   ownership interest outstanding)                                   6,514,013             6,941,833
  Accumulated other comprehensive income, net            2              82,970                76,820
                                                                   -----------           -----------
                                                                     6,497,244             6,923,235
                                                                   -----------           -----------
                                                                   $ 7,310,022           $ 7,705,676
                                                                   ===========           ===========


                       See Notes to Financial Statements.


                                          AMERICAN TAX CREDIT TRUST,
                                      a Delaware statutory business trust
                                                   Series I
                                           STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                     Three Months      Six Months      Three Months    Six Months
                                                        Ended            Ended            Ended           Ended
                                                     September 29,    September 29,    September 29,   September 29,
                                          Notes          2003             2003             2002            2002
                                          -----      -------------    ------------     ------------    ------------

REVENUE

Interest                                              $  26,024        $  51,758        $  31,436        $  62,217
                                                      ---------        ---------        ---------        ---------

TOTAL REVENUE                                            26,024           51,758           31,436           62,217
                                                      ---------        ---------        ---------        ---------

EXPENSES

Management fee                                           48,035           96,071           48,035           96,071
Professional fees                                         6,984           13,614            6,498           13,106
Printing, postage and other                               1,567            5,372              381            6,069
                                                      ---------        ---------        ---------        ---------

TOTAL EXPENSES                                           56,586          115,057           54,914          115,246
                                                      ---------        ---------        ---------        ---------

Loss from operations                                    (30,562)         (63,299)         (23,478)         (53,029)

Equity in loss of investment
  in local partnerships                      3         (178,326)        (368,842)        (211,390)        (449,386)

NET LOSS                                               (208,888)        (432,141)        (234,868)        (502,415)

Other comprehensive income (loss)            2           (5,407)           6,150            9,519           31,381
                                                      ---------        ---------        ---------        ---------

COMPREHENSIVE LOSS                                    $(214,295)       $(425,991)       $(225,349)       $(471,034)
                                                      =========        =========        =========        =========

NET LOSS ATTRIBUTABLE TO

  Manager                                             $  (2,088)       $  (4,321)       $  (2,349)       $  (5,024)
  Beneficial owners                                    (206,800)        (427,820)        (232,519)        (497,391)
                                                      ---------        ---------        ---------        ---------

                                                      $(208,888)       $(432,141)       $(234,868)       $(502,415)
                                                      =========        =========        =========        =========

NET LOSS per unit of
  beneficial ownership
  interest (18,654 units of
  beneficial ownership interest)                      $  (11.08)       $  (22.93)       $  (12.46)       $  (26.66)
                                                      =========        =========        =========        =========


                       See Notes to Financial Statements.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 2003 AND 2002
                                   (UNAUDITED)

                                                                 2003            2002
                                                               ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                              $  57,641       $  65,159
Cash paid for
  management fee                                                 (54,641)        (55,520)
  professional fees                                              (26,606)        (26,102)
  printing, postage and other expenses                            (3,870)         (6,069)
                                                               ---------       ---------

Net cash used in operating activities                            (27,476)        (22,532)
                                                               ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                        70,340          70,456
Transfer to restricted cash                                         (397)           (710)
Proceeds from maturity/redemption and sale of bonds              100,000
                                                               ---------       ---------

Net cash provided by investing activities                        169,943          69,746
                                                               ---------       ---------

Net increase in cash and cash equivalents                        142,467          47,214

Cash and cash equivalents at beginning of period                 394,025         207,314
                                                               ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 536,492       $ 254,528
                                                               =========       =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds, net                   $   6,150       $  31,381
                                                               =========       =========

-------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating  activities on page
6.


                       See Notes to Financial Statements.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                     STATEMENTS OF CASH FLOWS - (Continued)
                  SIX MONTHS ENDED SEPTEMBER 29, 2003 AND 2002
                                   (UNAUDITED)

                                                               2003           2002
                                                             ---------      ---------

RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES

Net loss                                                     $(432,141)     $(502,415)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships          368,842        449,386
   Amortization of net premium on investments in bonds           2,086          1,887
   Decrease in interest receivable                               3,400            345
   Decrease in accounts payable and accrued expenses           (11,490)       (12,996)
   Increase in payable to manager                               41,430         40,551
   Increase in interest payable                                    397            710
                                                             ---------      ---------
NET CASH USED IN OPERATING ACTIVITIES                        $ (27,476)     $ (22,532)
                                                             =========      =========



                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2003
                                   (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2003 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended September 29, 2003 are not necessarily indicative of the results that may be expected for the entire year.


2. Investments in Bonds

   As of September 29, 2003, certain information concerning investments in bonds is as follows:


                                                           Gross         Gross
                                          Amortized      unrealized    unrealized    Estimated
   Description and maturity                 cost           gains         losses      fair value
   ------------------------               ---------      ----------    ----------    ----------
Corporate debt securities
  Within one year                         $  799,960     $   27,706    $     --      $  827,666
  After one year through five years          672,736         54,730          --         727,466
  After five years through ten years           3,250            534          --           3,784
                                          ----------     ----------    ----------    ----------
                                          $1,475,946     $   82,970    $     --      $1,558,916
                                          ==========     ==========    ==========    ==========

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships

   The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships and has committed to make capital contribution payments in the aggregate amount of $14,741,864, of which the Trust has paid $14,672,564 and $69,300 is outstanding as of September 29, 2003. Restricted cash in the accompanying balance sheet as of September 29, 2003 represents such outstanding capital contribution along with accrued interest of $64,904 on an outstanding capital contribution. The outstanding capital contribution is payable upon a certain Local Partnership's satisfaction of specified conditions. As of June 30, 2003, the Local Partnerships have outstanding mortgage loans payable totaling approximately $20,932,000 and accrued interest payable on such loans totaling approximately $2,099,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the six months ended September 29, 2003, the investment in local partnerships activity consists of the following:

             Investment in local partnerships as of
               March 30, 2003                                $ 5,490,521

             Equity in loss of investment in local
               partnerships                                     (368,842)*

             Cash distributions received from Local
               Partnerships                                      (70,340)
                                                             -----------
             Investment in local partnerships as of
               September 29, 2003                            $ 5,051,339
                                                             ===========

   *Equity in loss of investment in local partnerships is limited to the Trust's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $51,157 for the six months ended June 30, 2003 as reflected in the combined statement of operations of the Local Partnership reflected herein Note 3.

   The combined unaudited balance sheets of the Local Partnerships as of June 30, 2003 and December 31, 2002 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2003 and 2002 are reflected on pages 9 and 10, respectively.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2003
                                   (UNAUDITED)

3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of June 30, 2003 and December 31, 2002 are as follows:


                                                            June 30,         December 31,
                                                              2003              2002
                                                          ------------      ------------

   ASSETS

Cash and cash equivalents                                 $    199,852      $    333,544
Rents receivable                                                40,643            42,954
Capital contributions receivable                                69,300            69,300
Escrow deposits and reserves                                 1,629,782         1,556,569
Land                                                         1,267,153         1,267,153
Buildings and improvements (net of accumulated
  depreciation of $11,052,928 and $10,437,344)              26,405,192        26,880,032
Intangible assets (net of accumulated
  amortization of $152,864 and $145,326)                       242,550           250,088
Other assets                                                   346,386           315,527
                                                          ------------      ------------

                                                          $ 30,200,858      $ 30,715,167
                                                          ============      ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                   $    622,040      $    508,742
  Due to related parties                                       629,757           666,490
  Mortgage loans                                            20,932,434        21,160,284
  Notes payable                                                100,000           100,000
  Accrued interest                                           2,098,796         1,965,794
  Other liabilities                                            146,869           147,594
                                                          ------------      ------------

                                                            24,529,896        24,548,904
                                                          ------------      ------------

Partners' equity (deficit)

  American Tax Credit Trust, Series I
   Capital contributions, net of distributions
     (includes receivable of $69,300)                       14,136,770        14,207,109
   Cumulative loss                                          (8,397,930)       (8,029,088)
                                                          ------------      ------------

                                                             5,738,840         6,178,021
                                                          ------------      ------------

  General partners and other limited partners
   Capital contributions, net of distributions                 338,106           338,817
   Cumulative loss                                            (405,984)         (350,575)
                                                          ------------      ------------

                                                               (67,878)          (11,758)
                                                          ------------      ------------

                                                             5,670,962         6,166,263
                                                          ------------      ------------

                                                          $ 30,200,858      $ 30,715,167
                                                          ============      ============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2003
                                   (UNAUDITED)

3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2003 and 2002 are as follows:


                                                Three Months       Six Months       Three Months       Six Months
                                                   Ended             Ended             Ended             Ended
                                                  June 30,          June 30,          June 30,          June 30,
                                                    2003              2003              2002              2002
                                                ------------      -----------       -----------       -----------

REVENUE

Rental                                          $ 1,010,619       $ 2,038,786       $   998,442       $ 1,977,427
Interest and other                                   54,523            73,865            30,630            61,457
                                                -----------       -----------       -----------       -----------

TOTAL REVENUE                                     1,065,142         2,112,651         1,029,072         2,038,884
                                                -----------       -----------       -----------       -----------

EXPENSES

Administrative                                      186,485           371,978           188,738           362,515
Utilities                                           142,844           269,937           121,515           253,610
Operating and maintenance                           258,852           509,411           239,367           498,502
Taxes and insurance                                 157,894           324,085           153,418           302,326
Financial                                           214,630           438,269           229,830           455,694
Depreciation and amortization                       311,719           623,222           309,733           620,172

TOTAL EXPENSES                                    1,272,424         2,536,902         1,242,601         2,492,819
                                                -----------       -----------       -----------       -----------

NET LOSS                                        $  (207,282)      $  (424,251)      $  (213,529)      $  (453,935)
                                                ===========       ===========       ===========       ===========

NET LOSS ATTRIBUTABLE TO

  American Tax Credit Trust, Series I           $  (178,326)      $  (368,842)      $  (211,390)      $  (449,386)
  General partners and other
   limited partners, which includes
   Trust loss in excess of investment
   of $26,879 and $51,157 in fiscal 2003            (28,956)          (55,409)           (2,139)           (4,549)
                                                -----------       -----------       -----------       -----------
                                                $  (207,282)      $  (424,251)      $  (213,529)      $  (453,935)
                                                ===========       ===========       ===========       ===========

   The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for an entire operating period.


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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Material Changes in Financial Condition
---------------------------------------

As of September 29, 2003, American Tax Credit Trust (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2003. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the six months ended September 29, 2003, Registrant received cash from interest revenue, distributions from Local Partnerships and maturity/redemption and sale of bonds and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $47,000 during the six months ended September 29, 2003 (which includes a net unrealized gain on investments in bonds of approximately $6,000 and the amortization of net premium on investments in bonds of approximately $2,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 2003, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 2003 of $368,842 and cash distributions received from Local Partnerships of $70,340. Payable to manager in the accompanying balance sheet as of September 29, 2003 represents deferred management fees.

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

Registrant's operations for the three months ended September 29, 2003 and 2002 resulted in net losses of $208,888 and $234,868, respectively. Other comprehensive income (loss) for the three months ended September 29, 2003 and 2002 resulted from a net unrealized gain (loss) on investments in bonds of $(5,407) and $9,519, respectively.

The Local Partnerships' net loss of approximately $207,000 for the three months ended June 30, 2003 was attributable to rental and other revenue of approximately $1,065,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $960,000 and approximately $312,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $214,000 for the three months ended June 30, 2002 was attributable to rental and other revenue of approximately $1,029,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $933,000 and approximately $310,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected in future periods.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations (continued)
        -------------------------

Registrant's operations for the six months ended September 29, 2003 and 2002 resulted in net losses of $432,141 and $502,415, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $81,000, which decrease is primarily attributable to an increase in the nonrecognition of losses in accordance with the equity method of accounting. Other comprehensive income for the six months ended September 29, 2003 and 2002 resulted from a net unrealized gain on investments in bonds of $6,150 and $31,381, respectively.

The Local Partnerships' net loss of approximately $424,000 for the six months ended June 30, 2003 was attributable to rental and other revenue of approximately $2,113,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $1,914,000 and approximately $623,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $454,000 for the six months ended June 30, 2002 was attributable to rental and other revenue of approximately $2,039,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $1,873,000 and approximately $620,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected in future periods.

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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations (continued)
        -------------------------

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the six months ended June 30, 2003, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, a certain Local Partnership's operating information indicates below break even operations after taking into account its mortgage and financing structure and any required deferral of property management fees.

St. Christopher's Associates, L.P. V ("St. Christopher") incurred an operating deficit of approximately $23,000 for the six months ended June 30, 2003. St. Christopher has an operating reserve of approximately $301,000 as of June 30, 2003. In addition, unpaid Registrant capital contributions and accrued interest thereon total approximately $134,000 as of September 29, 2003. There is no Mandatory Debt Service and payments on the real estate taxes are current. Of Registrant's total annual Low-income Tax Credits, approximately 14% are allocated from St. Christopher.

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

            None

Item 5.     Other Information
            -----------------

            None

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            a.  Exhibits

                Exhibit 31.1 Rule 13a-14/15d-14(a) Certification of Chief Executive Officer
                Exhibit 31.2 Rule 13a-14/15d-14(a) Certification of Chief Financial Officer
                Exhibit 32.1  Section 1350 Certification of Chief Executive
                              Officer
                Exhibit 32.2  Section 1350 Certification of Chief Financial
                              Officer

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


                                           AMERICAN TAX CREDIT TRUST,
                                           a Delaware statutory business trust
                                           Series I

                                           By: Richman American Credit Corp.,
                                               The Manager


Dated: November 13, 2003                   /s/ David Salzman
                                           --------------------------------
                                           by: David Salzman
                                               Chief Executive Officer


Dated: November 13, 2003                   /s/ Neal Ludeke
                                           --------------------------------
                                           by: Neal Ludeke
                                               Chief Financial Officer