Form 10-Q
period 2003-12-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2004-02-13
CIK 897315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2003
                               -----------------

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
                                    Series I
                                    --------
             (Exact name of Registrant as specified in its charter)

          Delaware                                              06-6385350
--------------------------------                          ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

Richman American Credit Corp.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                            06830
----------------------------------------                       ------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (203) 869-0900
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

Statements of Operations......................................................4

Statements of Cash Flows......................................................5

Notes to Financial Statements.................................................7


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                              December 30,       March 30,
                                                  Notes          2003              2003
                                                  -----      ------------       -----------

ASSETS

Cash and cash equivalents                                    $   515,506        $   394,025
Restricted cash                                     3            134,520            133,807
Investments in bonds                                2          1,543,444          1,654,852
Investment in local partnerships                    3          4,939,192          5,490,521
Interest receivable                                               29,263             32,471
                                                             -----------        -----------

                                                             $ 7,161,925        $ 7,705,676
                                                             ===========        ===========

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                      $    21,002        $    27,492
  Payable to manager                                             683,309            621,142
  Capital contributions payable                     3             69,300             69,300
  Interest payable                                  3             65,220             64,507
                                                             -----------        -----------

                                                                 838,831            782,441
                                                             -----------        -----------

Commitments and contingencies                       3

Owners' equity (deficit)

  Manager                                                       (101,337)           (95,418)
  Beneficial owners (18,654 units of beneficial
   ownership interest outstanding)                             6,355,894          6,941,833
  Accumulated other comprehensive income, net       2             68,537             76,820
                                                             -----------        -----------

                                                               6,323,094          6,923,235
                                                             -----------        -----------
                                                             $ 7,161,925        $ 7,705,676
                                                             ===========        ===========


                       See Notes to Financial Statements.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months     Nine Months     Three Months    Nine Months
                                                      Ended           Ended           Ended           Ended
                                                   December 30,    December 30,    December 30,    December 30,
                                         Notes        2003            2003            2002            2002
                                         -----    ------------     -----------     ------------    -----------

REVENUE

Interest                                            $  26,809       $  78,567       $  30,435      $  92,652
                                                    ---------       ---------       ---------      ---------

TOTAL REVENUE                                          26,809          78,567          30,435         92,652
                                                    ---------       ---------       ---------      ---------

EXPENSES

Management fee                                         48,036         144,107          48,036        144,107
Professional fees                                      20,797          34,411           8,822         21,928
Printing, postage and other                             5,546          10,918           4,504         10,573
                                                    ---------       ---------       ---------      ---------

TOTAL EXPENSES                                         74,379         189,436          61,362        176,608
                                                    ---------       ---------       ---------      ---------

Loss from operations                                  (47,570)       (110,869)        (30,927)       (83,956)

Equity in loss of
  investment in local partnerships          3        (112,147)       (480,989)       (239,316)      (688,702)
                                                    ---------       ---------       ---------      ---------

NET LOSS                                             (159,717)       (591,858)       (270,243)      (772,658)

Other comprehensive income (loss)           2         (14,433)         (8,283)         17,493         48,874
                                                    ---------       ---------       ---------      ---------

COMPREHENSIVE LOSS                                  $(174,150)      $(600,141)      $(252,750)     $(723,784)
                                                    =========       =========       =========      =========

NET LOSS ATTRIBUTABLE TO

  Manager                                           $  (1,598)      $  (5,919)      $  (2,703)     $  (7,727)
  Beneficial owners                                  (158,119)       (585,939)       (267,540)      (764,931)
                                                    ---------       ---------       ---------      ---------

                                                    $(159,717)      $(591,858)      $(270,243)     $(772,658)
                                                    =========       =========       =========      =========

NET LOSS per unit of beneficial
  ownership interest (18,654
  units of beneficial ownership
  interest)                                         $   (8.48)      $  (31.41)      $  (14.35)     $  (41.01)
                                                    =========       =========       =========      =========


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


                                                          2003         2002
                                                       ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                      $  85,613     $  99,648

Cash paid for
  management fee                                         (81,940)      (82,885)
  professional fees                                      (40,903)      (28,426)
  printing, postage and other expenses                   (10,916)      (11,074)
                                                       ---------     ---------
                                                         (48,146)      (22,737)
Net cash used in operating activities                  ---------     ---------


CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local parartnerships              70,340        70,456
Transfer to restricted cash                                 (713)       (1,216)
Proceeds from maturity/redemption and sale
  of bonds                                               100,000
                                                       ---------     ---------

Net cash provided by investing activities                169,627        69,240
                                                       ---------     ---------

Net increase in cash and cash equivalents                121,481        46,503

Cash and cash equivalents at beginning of period         394,025       207,314
                                                       ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 515,506     $ 253,817
                                                       =========     =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net    $  (8,283)    $  48,874
                                                       =========     =========


-------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating activities on page
6.


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                     STATEMENTS OF CASH FLOWS - (Continued)
                  NINE MONTHS ENDED DECEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


                                                            2003         2002
                                                         ---------    ---------

RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES

Net loss                                                 $(591,858)   $(772,658)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships      480,989      688,702
   Amortization of net premium on investments in bonds       3,125        2,833
   Decrease in interest receivable                           3,208        2,947
   Decrease in accounts payable and accrued expenses        (6,490)      (6,999)
   Increase in payable to manager                           62,167       61,222
   Increase in interest payable                                713        1,216
                                                         ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES                    $ (48,146)   $ (22,737)
                                                         =========    =========


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 2003
                                   (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2003 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended December 30, 2003 are not necessarily indicative of the results that may be expected for the entire year.


2. Investments in Bonds

   As of December 30, 2003, certain information concerning investments in bonds is as follows:


                                                            Gross          Gross
                                          Amortized       unrealized     unrealized      Estimated
   Description and maturity                 cost            gains          losses        fair value
   ------------------------              ----------      ----------      ----------      ----------

Corporate debt securities
  Within one year                        $1,000,776      $   26,619      $     --        $1,027,395
  After one year through five years         470,888          41,456            --           512,344
  After five years through ten years          3,243             462            --             3,705
                                         ----------      ----------      ----------      ----------

                                         $1,474,907      $   68,537      $     --        $1,543,444
                                         ==========      ==========      ==========      ==========

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships

   The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships and has committed to make capital contribution payments in the aggregate amount of $14,741,864, of which the Trust has paid $14,672,564 and $69,300 is outstanding as of December 30, 2003. Restricted cash in the accompanying balance sheet as of December 30, 2003 represents such outstanding capital contribution along with accrued interest of $65,220 on the outstanding capital contribution. The outstanding capital contribution is payable upon a certain Local Partnership's satisfaction of specified conditions. As of September 30, 2003, the Local Partnerships have outstanding mortgage loans payable totaling approximately $20,827,000 and accrued interest payable on such loans totaling approximately $2,155,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the nine months ended December 30, 2003, the investment in local partnerships activity consists of the following:

       Investment in local partnerships as of March 30, 2003        $5,490,521

       Equity in loss of investment in local partnerships             (480,989)*

       Cash distributions received from Local Partnerships             (70,340)
                                                                    ----------

       Investment in local partnerships as of December 30, 2003     $4,939,192
                                                                    ==========

   *Equity in loss of investment in local partnerships is limited to the Trust's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $78,545 for the nine months ended September 30, 2003 as reflected in the combined statement of operations of the Local Partnership reflected herein Note 3.

   The combined unaudited balance sheets of the Local Partnerships as of September 30, 2003 and December 31, 2002 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2003 and 2002 are reflected on pages 9 and 10, respectively.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2003
                                   (UNAUDITED)

3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of September 30, 2003 and December 31, 2002 are as follows:


                                                      September 30,      December 31,
                                                          2003              2002
                                                      ------------      ------------

   ASSETS

Cash and cash equivalents                             $    260,080      $    333,544
Rents receivable                                            44,606            42,954
Capital contributions receivable                            69,300            69,300
Escrow deposits and reserves                             1,581,318         1,556,569
Land                                                     1,267,153         1,267,153
Buildings and improvements (net of accumulated
  depreciation of $11,360,867 and $10,437,344)          26,117,743        26,880,032
Intangible assets (net of accumulated
  amortization of $156,636 and $145,326)                   238,778           250,088
Other assets                                               313,033           315,527
                                                      ------------      ------------

                                                      $ 29,892,011      $ 30,715,167
                                                      ============      ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses               $    509,397      $    508,742
  Due to related parties                                   621,878           666,490
  Mortgage loans                                        20,826,870        21,160,284
  Notes payable                                            100,000           100,000
  Accrued interest                                       2,154,789         1,965,794
  Other liabilities                                        149,066           147,594
                                                      ------------      ------------

                                                        24,362,000        24,548,904
                                                      ------------      ------------

Partners' equity (deficit)

  American Tax Credit Trust, Series I
   Capital contributions, net of distributions
     (includes receivable of $69,300)                   14,136,770        14,207,109
   Cumulative loss                                      (8,510,077)       (8,029,088)
                                                      ------------      ------------

                                                         5,626,693         6,178,021
                                                      ------------      ------------

  General partners and other limited partners
   Capital contributions, net of distributions             338,106           338,817
   Cumulative loss                                        (434,788)         (350,575)
                                                      ------------      ------------

                                                           (96,682)          (11,758)
                                                      ------------      ------------

                                                         5,530,011         6,166,263
                                                      ------------      ------------
                                                      $ 29,892,011      $ 30,715,167
                                                      ============      ============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2003
                                   (UNAUDITED)

3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2003 and 2002 are as follows:


                                            Three Months       Nine Months       Three Months     Nine Months
                                               Ended              Ended             Ended            Ended
                                            September 30,      September 30,     September 30,    September 30,
                                                2003               2003              2002             2002
                                           -------------       ------------     -------------    -------------

REVENUE

Rental                                       $   996,740       $ 3,035,526       $   975,659       $ 2,953,086
Interest and other                               126,708           200,573            25,711            87,168
                                             -----------       -----------       -----------       -----------

TOTAL REVENUE                                  1,123,448         3,236,099         1,001,370         3,040,254
                                             -----------       -----------       -----------       -----------

EXPENSES

Administrative                                   240,661           612,639           181,794           544,309
Utilities                                        139,925           409,862           138,555           392,165
Operating and maintenance                        186,299           695,710           243,261           741,763
Taxes and insurance                              166,793           490,878           148,453           450,779
Financial                                        219,110           657,379           225,623           681,317
Depreciation and amortization                    311,611           934,833           310,154           930,326
                                             -----------       -----------       -----------       -----------

TOTAL EXPENSES                                 1,264,399         3,801,301         1,247,840         3,740,659
                                             -----------       -----------       -----------       -----------

NET LOSS                                     $  (140,951)      $  (565,202)      $  (246,470)      $  (700,405)
                                             ===========       ===========       ===========       ===========

NET LOSS ATTRIBUTABLE TO

  American Tax Credit Trust,                 $  (112,147)      $  (480,989)      $  (239,316)      $  (688,702)
   Series I
  General partners and other
   limited partners, which
   includes $27,388, $78,545
   $4,683 and $4,683 of Trust
   loss in excess of investment                  (28,804)          (84,213)           (7,154)          (11,703)
                                             -----------       -----------       -----------       -----------

                                             $  (140,951)      $  (565,202)      $  (246,470)      $  (700,405)
                                             ===========       ===========       ===========       ===========

   The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for an entire operating period.

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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ----------------------------------------------------------------------

Material Changes in Financial Condition
---------------------------------------

As of December 30, 2003, American Tax Credit Trust (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2003. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the nine months ended December 30, 2003, Registrant received cash from interest revenue, distributions from Local Partnerships and maturity/redemption and sale of bonds and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $10,000 during the nine months ended December 30, 2003 (which includes a net unrealized loss on investments in bonds of approximately $8,000 and the amortization of net premium on investments in bonds of approximately $3,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 2003, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 2003 of $480,989 and cash distributions received from Local Partnerships of $70,340. Payable to manager in the accompanying balance sheet as of December 30, 2003 represents deferred management fees.

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

Registrant's operations for the three months ended December 30, 2003 and 2002 resulted in net losses of $159,717 and $270,243, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $127,000, which decrease is primarily attributable to a decrease in the net operating loss of a certain Local Partnership and an increase in the nonrecognition of losses in accordance with the equity method of accounting, partially offset by an increase in professional fees of approximately $12,000. Other comprehensive income (loss) for the three months ended December 30, 2003 and 2002 resulted from a net unrealized gain
(loss) on investments in bonds of $(14,433) and $17,493, respectively.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         -----------------------------------------------------------------------

The Local Partnerships' net loss of approximately $141,000 for the three months ended September 30, 2003 was attributable to rental and other revenue of approximately $1,123,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $952,000 and approximately $312,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $246,000 for the three months ended September 30, 2002 was attributable to rental and other revenue of approximately $1,001,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $937,000 and approximately $310,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected in future periods.

Registrant's operations for the nine months ended December 30, 2003 and 2002 resulted in net losses of $591,858 and $772,658, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $208,000, which decrease is primarily attributable to a decrease in the net operating loss of a certain Local Partnership and an increase in the nonrecognition of losses in accordance with the equity method of accounting, partially offset by (i) an increase in professional fees of approximately $12,000 and (ii) a decrease in interest revenue of approximately $14,000. Other comprehensive income (loss) for the nine months ended December 30, 2003 and 2002 resulted from a net unrealized gain
(loss) on investments in bonds of $(8,283) and $48,874, respectively.

The Local Partnerships' net loss of approximately $565,000 for the nine months ended September 30, 2003 was attributable to rental and other revenue of approximately $3,236,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,866,000 and approximately $935,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $700,000 for the nine months ended September 30, 2002 was attributable to rental and other revenue of approximately $3,040,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,810,000 and approximately $930,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters
-------------------------

Registrant's primary objective is to provide Low-income Tax Credits to Beneficial Owners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2003, none of the Local Partnerships have reported an event of recapture of Low-income Tax Credits.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. Certain of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         ----------------------------------------------------------------------

rent adjustments and provide the requirements and procedures for opting-out of a
Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Three Local Partnerships' Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the nine months ended September 30, 2003, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, one Local Partnership's operating information indicates below break even operations after taking into account its mortgage and financing structure and any required deferral of property management fees.

St. Christopher's Associates, L.P. V ("St. Christopher") incurred an operating deficit of approximately $48,000 for the nine months ended September 30, 2003. St. Christopher has an operating reserve of approximately $301,000 as of September 30, 2003. In addition, Registrant is holding unpaid capital contributions and accrued interest thereon total approximately $135,000 as of December 30, 2003. There is no Mandatory Debt Service and the Local General Partner represents that payments on the real estate taxes are current. St Christopher will have generated approximately $19.8 per Unit per year to the limited partners upon the expiration of its Low-Income Tax Credit allocation in 2004.

Recent Accounting Pronouncements
--------------------------------

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires disclosure of off-balance sheet transactions, arrangements, obligations, guarantees or other relationships with unconsolidated entities or other persons that have, or are reasonably likely to have, a material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The adoption of the accounting provisions of FIN 45 did not have a material effect on the Registrant's financial statements or disclosures.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements apply to existing entities in the first fiscal year or interim period ending after December 15, 2003. The adoption of FIN 46 did not have a material effect on the Registrant's financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS No. 150"). The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Certain provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003. In October 2003, FASB deferred indefinitely certain provisions of this Statement pertaining to non-controlling interests in limited life entities. The adoption of SFAS No. 150 will have no material impact on the Registrant's financial reporting and disclosures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         ----------------------------------------------------------------------

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


Item 4.  Controls and Procedures
         -----------------------

As of December 30, 2003, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant's disclosure controls and procedures were effective as of December 30, 2003, and (ii) no changes occurred during the quarter ended December 30, 2003, that materially affected, or are reasonably likely to materially affect, such internal controls.

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


                                           AMERICAN TAX CREDIT TRUST,
                                           a Delaware statutory business trust
                                           Series I

                                           By: Richman American Credit Corp.,
                                               The Manager


Dated: February 13, 2004                   /s/ David Salzman
                                           ---------------------------------
                                           by: David Salzman
                                               Chief Executive Officer



Dated: February 13, 2004                   /s/ Neal Ludeke
                                           ---------------------------------
                                           by: Neal Ludeke
                                               Chief Financial Officer