Form 10-K
period 2004-03-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2004-07-13
CIK 897315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K
                  (Mark One)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended March 30, 2004
                                             --------------

                                      OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ______ to ____________

                                     0-24600
                                     -------
                            (Commission File Number)

         American Tax Credit Trust, a Delaware statutory business trust
                                    Series I
         --------------------------------------------------------------
      (Exact name of registrant as specified in its governing instruments)

              Delaware                                          06-6385350
   --------------------------------                        --------------------
   (State or other jurisdiction of                           (I.R.S. Employer
            organization)                                   Identification No.)

Richman American Credit Corp.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                            06830
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (203) 869-0900
                                                              --------------


Securities registered pursuant to Section 12(b) of the Act:

        None                                           None
-----------------------               -----------------------------------------
(Title of each Class)                (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Beneficial Ownership Interest
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                     --    --
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          --

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

Richman American Credit Corp. (the "Manager"), a Delaware corporation, was formed on April 5, 1993, under Chapter 1, Title 8 of the Delaware Code, to act as the manager of the Trust. The majority owner of the Manager is Richard Paul Richman and is an affiliate of The Richman Group, Inc. ("Richman Group"), a Delaware corporation founded by Richard Paul Richman in 1988.

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

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief Extension Act of 1998, Tax and Trade Relief Extension Act of 1999, Community Renewal Tax Relief Act of 2000, Economic Growth and Tax Relief Reconciliation Act of 2001, Job Creation and Worker Assistance Act of 2002 and Jobs and Growth Tax Relief Reconciliation Act of 2003 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity that does not, itself, pay federal income tax. However, the owners of Registrant who are subject to federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the owners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

Item 2.     Properties

The executive offices of Registrant and the Manager are located at 599 West Putnam Avenue, 3rd floor, Greenwich, Connecticut 06830. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the Manager.

Registrant's primary objective is to provide Low-income Tax Credits to Beneficial Owners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low- income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2003, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

Certain of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of subsidies on page 4). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Four Local Partnerships' Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

Registrant owns a 98.9%-99% limited partnership interest ("Local Partnership Interest") in ten Local Partnerships reflected on page 4.


                                                      Capital contribution obligation  Mortgage loans
 Name of Local Partnership                     Number       as of March 30, 2004        payable as of     Subsidy
 Name of apartment complex                   of rental  --------------------------      December 31,       (see
 Apartment complex location                    units       Total          Paid             2003          footnotes)
 --------------------------                  ---------  ----------     -----------     --------------    ----------

 ACP Housing Associates, L.P.
 ACP Housing Apartments
 New York, New York                             28     $   737,222     $   737,222     $ 1,486,837        (1b)

 Creative Choice Homes VII, Ltd.
 Coral Gardens
 Homestead, Florida                             91       2,382,812       2,382,812       1,902,600        (1a & 1c)

 Edgewood Manor Associates, L.P.
 Edgewood Manor Apartments
 Philadelphia, Pennsylvania                     49       1,963,799       1,963,799       1,830,826        (1b)

 Ledge/McLaren Limited Partnership
 Ledge/McLaren Apartments
 Nashua, New Hampshire                           8         343,079         343,079         446,354        (1b)

 Penn Apartment Associates
 Penn Apartments
 Chester, Pennsylvania                          15         852,180         852,180         963,000        (1b)

 SB-92 Limited Partnership
 Shaker Boulevard Gardens
 Cleveland, Ohio                                73         795,255         795,255       1,893,510        (1b & 1c)

 St. Christopher's Associates, L.P. V
 Lehigh Park
 Philadelphia, Pennsylvania                     29       2,075,785       2,006,485       2,180,000        (1b)

 St. John Housing Associates, L.P.
 St. John Homes
 Gary, Indiana                                 144       3,546,861       3,546,861       3,928,708        (1a & 1c)

 Starved Rock - LaSalle Manor
    Limited Partnership
 LaSalle Manor
 LaSalle, Illinois                              48         634,327         634,327       1,639,246        (1a & 1c)

 Vision Limited Dividend Housing
    Association Limited Partnership
 Helen Odean Butler Apartments
 Detroit, Michigan                              97       1,410,544       1,410,544       4,440,102        (1b)
                                                       -----------     -----------     -----------
                                                       $14,741,864     $14,672,564     $20,711,183
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

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Security Holder
            Matters

Market Information and Holders
------------------------------

There is no established public trading market for Registrant's Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of Beneficial Owners of Units as of May 31, 2004 was approximately 865 holding 18,654 Units.

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

Distributions
-------------

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its owners. There were no cash distributions to the owners during the years ended March 30, 2004 and 2003.

Low-income Tax Credits, which are subject to various limitations, may be used by Beneficial Owners to offset federal income tax liabilities. The Low-income Tax Credits per Unit for each of the three closings, generated by Registrant and allocated to the Beneficial Owners for the tax years ended December 31, 2003 and 2002 and the cumulative Low-income Tax Credits allocated from inception through December 31, 2003 are as follows:


                                    First closing       Second closing    Third closing
                                   November 29, 1993   January 28, 1994    May 25, 1994
                                   -----------------   ----------------    ------------

Low-income Tax Credits:
-----------------------
Tax year ended December 31, 2003     $   134.86           $  134.86        $   134.86
Tax year ended December 31, 2002         138.81              138.81            138.81

Cumulative totals                    $ 1,250.05           $1,247.87        $ 1,235.35


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


                                                                     Years Ended March 30,
                                      ---------------------------------------------------------------------------------------
                                           2004               2003                2002              2001             2000
                                      ---------------   -----------------   ---------------   ----------------   ------------

Interest revenue                      $       106,444   $         124,644   $       146,753   $        121,363   $    117,050
                                      ===============   =================   ===============   ================   ============

Equity in loss of investment
 in local partnerships                $    (1,378,435)  $      (1,477,923)  $    (1,180,278)  $       (844,680)  $ (1,036,130)
                                      ===============   =================   ===============   ================   ============

Net loss                              $    (1,532,141)  $      (1,585,759)  $    (1,268,827)  $       (950,341)  $ (1,146,850)
                                      ===============   =================   ===============   ================   ============

Net loss per unit of
 beneficial ownership interest
 (18,654 Units)                       $        (81.31)  $          (84.16)  $        (67.34)  $         (50.44)  $     (60.87)
                                      ===============   =================   ===============   ================   ============


                                                                         As of March 30,
                                      ---------------------------------------------------------------------------------------
                                           2004               2003                2002              2001             2000
                                      ---------------   -----------------   ---------------   ----------------   ------------

Total assets                          $     6,184,227   $       7,705,676   $     9,208,448   $     10,481,154   $ 11,319,171
                                      ===============   =================   ===============   ================   ============


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

As of March 30, 2004, Registrant has unrestricted cash and cash equivalents and investments in bonds totaling $1,979,793, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 2004, Registrant's investments in bonds represent corporate bonds of $1,536,067 with various maturity dates ranging from 2004 to 2012. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the year ended March 30, 2004, Registrant received cash from interest revenue, maturity/redemption and sale of bonds and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $69,000 during the year ended March 30, 2004 (which includes a net unrealized loss on investments in bonds of approximately $15,000 and the amortization of net premium on investments in bonds of approximately $4,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

During the year ended March 30, 2004, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 2003 of $1,378,435 (including an adjustment to Registrant's carrying value of its investment in two Local Partnerships of $180,000 in accordance with applicable accounting guidelines) (see discussion below under Results of Operations) and cash distributions received from Local Partnerships of $71,839. Payable to manager and affiliates in the accompanying balance sheet as of March 30, 2004 represents deferred management fees.

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

Cumulative losses and cash distributions in excess of investment in local partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. In addition, the book value of Registrant's investment in each Local Partnership (the "Local Partnership Carrying Value") may be reduced if the Local Partnership Carrying Value is considered to exceed the estimated value derived by management. Accordingly, cumulative losses and cash distributions in excess of the investment or an adjustment to a Local Partnership's Carrying Value are not necessarily indicative of adverse operating results of a Local Partnership. See discussion below under Local Partnership Matters regarding certain Local Partnerships currently operating below economic break even levels.

Registrant's operations for the years ended March 30, 2004, 2003 and 2002 resulted in net losses of $1,532,141, $1,585,759 and $1,268,827, respectively. The increase in net loss from fiscal 2002 to fiscal 2003 is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $298,000, which increase resulted primarily from
(i) an increase in adjustments to the Local Partnership Carrying Value in connection with investments in certain Local Partnerships as reflected in Note 5 to the financial statements and (ii) a net increase in the net operating losses of certain Local Partnerships, all partially offset by an increase in the nonrecognition of losses in accordance with the equity method of accounting.

The Local Partnerships' loss from operations of approximately $1,080,000 for the year ended December 31, 2003 includes depreciation and amortization expense of approximately $1,221,000 and interest on non-mandatory debt of approximately $318,000, and does not include principal payments on permanent mortgages of approximately $437,000. The Local Partnerships' loss from operations of approximately $1,076,000 for the year ended December 31, 2002 includes depreciation and amortization expense of approximately $1,242,000 and interest on non-mandatory debt of approximately $311,000, and does not include principal payments on permanent mortgages of approximately $416,000. The Local Partnerships' loss from operations of approximately $960,000 for the year ended December 31, 2001 includes depreciation and amortization expense of approximately $1,241,000 and interest on non-mandatory debt of approximately $287,000, and does not include principal payments on permanent mortgages of approximately $398,000. The results of operations of the Local Partnerships for the year ended December 31, 2003 are not necessarily indicative of the results that may be expected in future periods.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Properties are subject to evaluation for the existence of permanent impairment under applicable accounting guidelines, whereby the carrying value of the real property may be adjusted downward based on results of operations and other events. As a result of such evaluation, the statement of operations of the Local Partnerships reflected in Note 5 to the audited financial statements of Registrant includes loss from impairment for the year ended December 31, 2003 of $1,080,000 in connection with St. Christopher Associates, L.P. V ("St. Christopher").

Local Partnership Matters
-------------------------

Registrant's primary objective is to provide Low-income Tax Credits to Beneficial Owners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2003, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. Certain of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a
Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Four Local Partnerships' Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the year ended December 31, 2003, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

St. Christopher incurred an operating deficit of approximately $84,000 for the year ended December 31, 2003, of which $20,000 was funded from an operating reserve. St. Christopher has a remaining operating reserve of approximately $308,000 as of December 31, 2003. In addition, Registrant is holding unpaid capital contributions and accrued interest thereon total approximately $135,000 as of December 31, 2003. There is no Mandatory Debt Service and the Local General Partner represents that payments on the real estate taxes are current. St. Christopher will have generated approximately $19.8 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2004.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Edgewood Manor Associates, L.P. ("Edgewood Manor") incurred an operating deficit of approximately $19,000 for the year ended December 31, 2003. Edgewood Manor will have generated approximately $19.10 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2004.

The terms of the partnership agreement of ACP Housing Associates, L.P. ("ACP Housing") require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. ACP Housing incurred an operating deficit of approximately $26,000 for the year ended December 31, 2003, which includes property management fees of approximately $12,000. ACP Housing will have generated approximately $7.0 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2006.

Inflation
---------

Inflation is not expected to have a material adverse impact on Registrant's operations during its period of ownership of the Local Partnership Interests.

Contractual Obligations

As of March 30, 2004, Registrant has the following contractual obligations (payments due by period):


                                      Total          < 1 year          1 - 3 years        3 -5 years     > 5 years
                                    ---------       ----------         -----------        -----------    ---------

Other Long Term Liabilities:
Capital Contributions Payable
 and Interest Payable (1)           $134,829        $      --          $      --          $   --          $134,829


Payable to Manager
 and Affiliates (2)                  642,257          642,257                 --              --                --
                                    --------        -----------        -----------        --------        --------

                                    $777,086        $ 642,257          $      --          $   --          $134,829
                                    ========        ===========        ===========        ========        ========

(1) Such amounts are expected to be paid upon the completion of the Compliance Period of the associated Local Partnership.

(2) Accrued management fees are due to an affiliate of the Manager and are payable on an annual basis. However, a portion of such fees has been deferred and accrued annually. Although such amount is due within one year, the full amount is not expected to be paid within such time.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Recent Accounting Pronouncements
--------------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Registrant has not created any variable interest entities after January 31, 2003. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 (R) is not expected to have a material impact on the Registrant's financial reporting and disclosure.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Registrant has evaluated SFAS No. 150 and determined that it does not have an impact on the Registrant's financial reporting and disclosures.


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

Report of Independent Registered Public Accounting Firm......................13

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Manager and Beneficial Owners
American Tax Credit Trust, a Delaware statutory business trust Series I

      We have audited the accompanying balance sheets of American Tax Credit Trust, a Delaware statutory business trust Series I as of March 30, 2004 and 2003, and the related statements of operations, owners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2004. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Trust, a Delaware statutory business trust Series I as of March 30, 2004 and 2003, and the results of its operations, changes in owners' equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2004, in conformity with accounting principles generally accepted in the United States of America.



/s/ Reznick Fedder & Silverman

Bethesda, Maryland
June 14, 2004


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                                 BALANCE SHEETS
                             MARCH 30, 2004 AND 2003

                                                        Notes                2004                   2003
                                                      --------            ----------             -----------
ASSETS

Cash and cash equivalents                                3,9              $  443,726             $   394,025
Restricted cash                                         3,5,9                134,829                 133,807
Investments in bonds                                     4,9               1,536,067               1,654,852
Investment in local partnerships                         5,8               4,040,247               5,490,521
Interest receivable                                       9                   29,358                  32,471
                                                                         -----------             -----------

                                                                         $ 6,184,227             $ 7,705,676
                                                                         ===========             ===========

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                                  $    30,668             $    27,492
  Payable to manager and affiliates                     6,8                  642,257                 621,142
  Capital contributions payable                         5,9                   69,300                  69,300
  Interest payable                                      5,9                   65,529                  64,507
                                                                         -----------             -----------
                                                                             807,754                 782,441
                                                                         -----------             -----------

Commitments and contingencies                           5,8

Owners' equity (deficit)                                2,4

  Manager
                                                                            (110,739)                (95,418)
  Beneficial owners (18,654 units of
   beneficial ownership interest outstanding)                              5,425,013               6,941,833
  Accumulated other comprehensive income, net                                 62,199                  76,820
                                                                         -----------             -----------

                                                                           5,376,473               6,923,235
                                                                         -----------             -----------

                                                                         $ 6,184,227             $ 7,705,676
                                                                         ===========             ===========


                       See Notes to Financial Statements.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 30, 2004, 2003 AND 2002


                                            Notes               2004               2003                2002
                                          ---------         -----------         -----------         -----------
REVENUE

Interest                                                    $   106,444         $   124,644         $   146,753
                                                            -----------         -----------         -----------

TOTAL REVENUE                                                   106,444             124,644             146,753
                                                            -----------         -----------         -----------

EXPENSES

Management fee                              6,8                 192,141             192,141             192,141
Professional fees                                                49,441              28,572              31,915
Printing, postage and other                                      18,568              11,767              11,246
                                                            -----------         -----------         -----------

TOTAL EXPENSES                                                  260,150             232,480             235,302
                                                            -----------         -----------         -----------

Loss from operations                                           (153,706)           (107,836)            (88,549)


Equity in loss of investment
   in local partnerships                     5               (1,378,435)         (1,477,923)         (1,180,278)
                                                            -----------         -----------         -----------

NET LOSS                                                     (1,532,141)         (1,585,759)         (1,268,827)

Other comprehensive income
   (loss), net                               4                  (14,621)             60,694              35,515
                                                            -----------         -----------         -----------

COMPREHENSIVE LOSS                                          $(1,546,762)        $(1,525,065)        $(1,233,312)
                                                            ===========         ===========         ===========
NET LOSS ATTRIBUTABLE TO                     2

   Manager                                                  $   (15,321)        $   (15,858)        $   (12,688)
   Beneficial owners                                         (1,516,820)         (1,569,901)         (1,256,139)
                                                            $(1,532,141)        $(1,585,759)        $(1,268,827)
                                                             ===========         ===========         ===========

NET LOSS per unit of
   beneficial ownership
   interest (18,654 units of
   beneficial ownership interest)                           $    (81.31)        $    (84.16)        $    (67.34)
                                                            ===========         ===========         ===========


                       See Notes to Financial Statements.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                STATEMENTS OF CHANGES IN OWNERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 30, 2004, 2003 AND 2002

                                                                                      Accumulated
                                                                                         Other
                                                                                     Comprehensive
                                                                  Beneficial            Income
                                              Manager               Owners            (Loss), Net             Total
                                            ------------         -----------          ------------         -----------

Owners' equity (deficit),
  March 30, 2001                            $   (66,872)         $ 9,767,873          $   (19,389)         $ 9,681,612

Net loss                                        (12,688)          (1,256,139)                               (1,268,827)

Other comprehensive income, net                                                            35,515               35,515
                                            -----------          -----------          -----------          -----------

Owners' equity (deficit),
  March 30, 2002                                (79,560)           8,511,734               16,126            8,448,300

Net loss                                        (15,858)          (1,569,901)                               (1,585,759)

Other comprehensive income, net                                                            60,694               60,694
                                            -----------          -----------          -----------          -----------

Owners' equity (deficit),
  March 30, 2003                                (95,418)           6,941,833               76,820            6,923,235

Net loss                                        (15,321)          (1,516,820)                               (1,532,141)

Other comprehensive loss, net                                                             (14,621)             (14,621)
                                            -----------          -----------          -----------          -----------

Owners' equity (deficit),
  March 30, 2004                            $  (110,739)         $ 5,425,013          $    62,199          $ 5,376,473
                                            ===========          ===========          ===========          ===========


                       See Notes to Financial Statements.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 30, 2004, 2003 AND 2002

                                                               2004             2003              2002
                                                            ---------         ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                           $ 114,743         $ 129,690         $ 134,512
Cash paid for
   Management fee                                            (171,026)         (170,972)         (234,405)
   Professional fees                                          (45,565)          (28,572)          (31,090)
   Printing, postage and other expenses                       (19,268)          (12,267)          (13,229)
                                                            ---------         ---------         ---------

Net cash used in operating activities                        (121,116)          (82,121)         (144,212)
                                                            ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                     71,839            70,456            66,768
Transfer to restricted cash                                    (1,022)           (1,624)           (4,028)
Proceeds from maturity/redemption and sale
   of bonds                                                   100,000           200,000           100,000
                                                            ---------         ---------         ---------

Net cash provided by investing activities                     170,817           268,832           162,740
                                                            ---------         ---------         ---------

Net increase in cash and cash equivalents                      49,701           186,711            18,528

Cash and cash equivalents at beginning of
   year                                                       394,025           207,314           188,786
                                                            ---------         ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $ 443,726         $ 394,025         $ 207,314
                                                            =========         =========         =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in
   bonds, net                                               $ (14,621)        $  60,694         $  35,515
                                                            =========         =========         =========

-------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating activities on page 18.


                       See Notes to Financial Statements.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                     STATEMENTS OF CASH FLOWS - (Continued)
                    YEARS ENDED MARCH 30, 2004, 2003 AND 2002


                                                             2004             2003             2002
                                                         -----------      ------------      -----------
RECONCILIATION OF NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES

Net loss                                                 $(1,532,141)     $(1,585,759)      $(1,268,827)

Adjustments to reconcile net loss to net cash used in operating activities

     Equity in loss of investment in local
       partnerships                                        1,378,435        1,477,923         1,180,278
     Gain on sale/redemption of bonds                                            (975)           (1,543)
     Amortization of net premium on investments
       in bonds                                                4,164            3,775             3,524
     Decrease (increase) in interest receivable                3,113              622           (18,250)
     Increase (decrease) in accounts payable
       and accrued expenses                                    3,176             (500)           (1,158)
     Increase (decrease) in payable to manager
       and affiliates                                         21,115           21,169           (42,264)
     Increase in interest payable                              1,022            1,624             4,028
                                                         -----------      -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES                    $  (121,116      $   (82,121)      $  (144,212)
                                                         ===========      ===========       ===========


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 30, 2004, 2003 AND 2002


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

   Basis of Accounting and Fiscal Year
   -----------------------------------

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

   Investment in Local Partnerships
   --------------------------------

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

   The Trust regularly assesses the carrying value of its investments in local partnerships. If the carrying value of an investment in a Local Partnership exceeds the estimated value derived by management, the Trust reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships.

   Use of Estimates
   ----------------

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

   Cash and Cash Equivalents
   -------------------------

   The Trust considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


1. Organization, Purpose and Summary of Significant Accounting Policies (continued)

   Restricted Cash
   ---------------

   Restricted cash is set aside to make the Trust's required capital contribution to a Local Partnership (see Notes 3 and 5).

   Investments in Bonds
   --------------------

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

   Interest on Capital Contributions Payable to Local Partnerships
   ---------------------------------------------------------------

   Pursuant to agreements with certain Local Partnerships, interest is accrued on certain installments of capital contributions. Such amounts are recorded as a liability and an offset to interest revenue.

   Income Taxes
   ------------

   No provision for income taxes has been made because all income, losses and tax credits are allocated to the owners for inclusion in their respective tax returns. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes," the Trust has included in
   Note 7 disclosures related to differences in the book and tax bases of accounting.

   Recent Accounting Pronouncements
   --------------------------------

   In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Trust has not created any variable interest entities after January 31, 2003. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 (R) is not expected to have a material impact on the Trust's financial reporting and disclosure.

   In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Trust has evaluated SFAS No. 150 and determined that it does not have an impact on the Trust's financial reporting and disclosures.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


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


3. Cash and Cash Equivalents and Restricted Cash

   As of March 30, 2004, the Trust has cash and cash equivalents and restricted cash in the aggregate of $578,555, which are deposited in interest-bearing accounts with an institution that is not insured by the Federal Deposit Insurance Corporation.


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

   As of March 30, 2004, certain information concerning investments in bonds is as follows:


                                                               Gross              Gross
                                                             unrealized         unrealized         Estimated
   Description and maturity             Amortized cost          gains             losses           fair value
   ------------------------             --------------       ----------         ----------         ----------

Corporate debt securities
  Within one year                         $1,000,690         $   14,700         $     --           $1,015,390
  After one year through five years          469,943             46,876               --              516,819
  After five years through ten years           3,235                623               --                3,858
                                          ----------         ----------         ----------         ----------
                                          $1,473,868         $   62,199         $     --           $1,536,067
                                          ==========         ==========         ==========         ==========

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


4. Investments in Bonds (continued)

   As of March 30, 2003, certain information concerning investments in bonds is as follows:


                                                              Gross              Gross
                                                            unrealized          unrealized          Estimated
   Description and maturity            Amortized cost         gains              losses            fair value
   ------------------------            --------------      ----------          -----------         -----------

Corporate debt securities
  Within one year                       $   100,000        $       178         $      --           $   100,178
  After one year through five years       1,412,330             70,512              (3,807)          1,479,035
  After five years through ten years         65,702              9,937                --                75,639
                                        -----------        -----------         -----------         -----------

                                        $ 1,578,032        $    80,627         $    (3,807)        $ 1,654,852
                                        ===========        ===========         ===========         ===========


5. Investment in Local Partnerships

   As of March 30, 2004, the Trust owns a 98.9%-99% limited partnership interest in the following Local Partnerships:

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

         *Affiliates of the Manager provided services to St. Christopher in prior years.


   The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Trust has committed to make capital contribution payments in the aggregate amount of $14,741,864, of which the Trust has paid $14,672,564 and $69,300 is payable as of March 30, 2004. Restricted cash in the accompanying balance sheet as of March 30, 2004 represents such outstanding capital contribution along with accrued interest thereon of $65,529. The outstanding capital contribution is payable upon one Local Partnership's satisfaction of specified conditions. As of December 31, 2003, the Local Partnerships have outstanding mortgage loans payable totaling approximately $20,711,000 and accrued interest payable on such loans totaling approximately $2,277,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


5. Investment in Local Partnerships (continued)

   As a result of management's assessment of the carrying value of the investment in local partnerships under applicable accounting guidelines (see
   Note 1), the Trust reduced its investment in Edgewood and Ledge/McLaren by $152,000 and $28,000, respectively, during the year ended March 30, 2004, and in Edgewood, Ledge/McLaren and St. Christopher by $227,000, $47,500 and $183,000, respectively, during the year ended March 30, 2003 and by $58,000, $39,000 and $133,000, respectively, during the year ended March 30, 2003. Such losses are included in equity in loss of investment in local partnerships in the accompanying statements of operations of the Trust for the years then ended.

   The Properties are subject to evaluation for the existence of permanent impairment under applicable accounting guidelines, whereby the carrying value of the real property may be adjusted downward based on results of operations and other events. As a result of such evaluation, the accompanying statement of operations of the Local Partnerships reflected herein Note 5 includes loss from impairment for the year ended December 31, 2003 of $1,080,000 in connection with St. Christopher.

   The combined balance sheets of the Local Partnerships as of December 31, 2003 and 2002 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2003, 2002 and 2001 are reflected on pages 24 and 25, respectively.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


5. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of December 31, 2003 and 2002 are as follows:


                                                               2003                2002
                                                           ------------        ------------
ASSETS

Cash and cash equivalents                                  $    359,268        $    333,544
Rents receivable                                                 33,831              42,954
Capital contributions receivable                                 69,300              69,300
Escrow deposits and reserves                                  1,484,588           1,556,569
Land                                                          1,267,153           1,267,153
Buildings and improvements (net of accumulated
  depreciation of $11,640,197 and $10,437,344)               24,870,133          26,880,032

Intangible assets (net of accumulated amortization
  of $159,722 and $145,326)                                     235,692             250,088
Other assets                                                    290,366             315,527
                                                           ------------        ------------

                                                           $ 28,610,331        $ 30,715,167
                                                           ============        ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                    $    570,298        $    508,742
  Due to related parties                                        728,779             666,490
  Mortgage loans                                             20,711,183          21,160,284
  Notes payable                                                 100,000             100,000
  Accrued interest                                            2,276,788           1,965,794
  Other liabilities                                             150,917             147,594
                                                           ------------        ------------

                                                             24,537,965          24,548,904
                                                           ------------        ------------

Partners' equity (deficit)

  American Tax Credit Trust, Series I
   Capital contributions, net of distributions
     (includes receivable of $69,300)                        14,136,770          14,207,109
   Cumulative loss                                           (9,227,523)         (8,029,088)
                                                           ------------        ------------

                                                              4,909,247           6,178,021
                                                           ------------        ------------

  General partners and other limited partners
   Capital contributions, net of distributions                  475,180             338,817
   Cumulative loss                                           (1,312,061)           (350,575)
                                                           ------------        ------------

                                                               (836,881)            (11,758)
                                                           ------------        ------------

                                                              4,072,366           6,166,263
                                                           ------------        ------------

                                                           $ 28,610,331        $ 30,715,167
                                                           ============        ============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


5. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the years ended December 31, 2003, 2002 and 2001 are as follows:


                                                        2003                2002               2001
                                                     -----------         -----------        -----------
   REVENUE

Rental                                               $ 4,048,502         $ 3,914,682        $ 3,911,032
Interest and other                                       103,409             152,383            162,154
                                                     -----------         -----------        -----------
TOTAL REVENUE                                          4,151,911           4,067,065          4,073,186
                                                     -----------         -----------        -----------

EXPENSES

Administrative                                           882,184             797,010            741,985
Utilities                                                603,409             576,072            607,441
Operating and maintenance                                886,122             977,165            973,373
Taxes and insurance                                      709,572             622,771            551,121
Financial                                                929,149             928,089            918,253
Depreciation and amortization                          1,221,396           1,242,350          1,240,897
Loss from impairment of long-lived
  assets                                               1,080,000
                                                     -----------         -----------        -----------
 TOTAL EXPENSES                                        6,311,832           5,143,457          5,033,070

NET LOSS                                             $(2,159,921)        $(1,076,392)       $  (959,884)
                                                     ===========         ===========        ===========

 NET LOSS ATTRIBUTABLE TO

  American Tax Credit Trust, Series I                $(1,198,435)        $(1,020,423)       $  (950,278)
  General partners and other limited
    partners, which includes $939,757,
    $45,187 and $0 of Trust loss
    in excess of investment                             (961,486)            (55,969)            (9,606)
                                                     -----------         -----------        -----------

                                                     $(2,159,921)        $(1,076,392)       $  (959,884)
                                                     ===========         ===========        ===========

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


5. Investment in Local Partnerships (continued)

   Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 2004 is as follows:


                                                                                           Cash
                                     Investment in    Trust's          Adjustment to    distributions   Investment in    Capital
                                        Local       equity in loss     carrying value     received         Local      contributions
                                     Partnership    for the year        during the       during the      Partnership     payable
                                     balance as of     ended            year ended       year ended    balance as of      as of
                                       March 30,     December 31,        March 30,        March 30,       March 30,     March 30,
  Name of Local Partnership              2003           2003               2004             2004           2004            2004
  -------------------------          -----------    -----------       ------------      ------------   -------------  -------------

ACP Housing Associates, L.P.         $   123,804    $   (82,564)      $      --         $      --      $    41,240    $      --

Creative Choice Homes VII, Ltd.          991,307       (180,159)             --                --          811,148           --

Edgewood Manor Associates, L.P.          339,369       (182,047)         (152,000)(1)          --            5,322           --

Ledge/McLaren Limited Partnership        158,117        (29,984)          (28,000)(1)        (1,500)        98,633           --

Penn Apartment Associates                   --             --  (3)           --                --             --             --

SB-92 Limited Partnership                 78,517        (78,517)(2)          --                --             --             --

St. Christopher's Associates,
 L.P. V                                  502,152       (502,152)(2)          --                --             --           69,300

St. John Housing Associates, L.P.      2,416,427        (53,706)             --             (70,339)     2,292,382           --

Starved Rock - LaSalle Manor
 Limited Partnership                     364,996        (13,322)             --                --          351,674           --

Vision Limited Dividend Housing
 Association Limited Partnership         515,832        (75,984)             --                --          439,848           --
                                     -----------       -----------       -----------    -----------    -----------   ------------

                                     $ 5,490,521       $(1,198,435)      $  (180,000)   $   (71,839)   $ 4,040,247   $     69,300
                                     ===========       ===========       ===========    ===========    ===========   ============

(1) The Trust has adjusted the investment's carrying value in accordance with applicable accounting guidelines.

(2) The Trust's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.

(3) Additional equity in loss of investment is not allocated to the Trust until equity in income is earned or additional investment is made by the Trust.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


5. Investment in Local Partnerships (continued)

   Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 2003 is as follows:


                                                                                           Cash
                                     Investment in    Trust's          Adjustment to    distributions   Investment in    Capital
                                        Local       equity in loss     carrying value     received         Local      contributions
                                     Partnership    for the year        during the       during the      Partnership     payable
                                     balance as of     ended            year ended       year ended    balance as of      as of
                                       March 30,     December 31,        March 30,        March 30,       March 30,     March 30,
  Name of Local Partnership              2002           2002               2003             2003            2003          2003
  -------------------------          -----------    -----------       ------------      ------------   -------------  -------------

ACP Housing Associates, L.P.          $   209,394    $   (85,590)      $      --         $      --      $   123,804   $      --

Creative Choice Homes VII, Ltd.         1,239,021       (247,714)             --                --          991,307          --

Edgewood Manor Associates, L.P.           691,990       (125,621)         (227,000)(1)          --          339,369          --

Ledge/McLaren Limited Partnership         216,258        (10,641)          (47,500)(1)          --          158,117          --

Penn Apartment Associates                  71,137        (71,137)(2)          --                --             --            --

SB-92 Limited Partnership                 177,663        (99,146)             --                --           78,517          --

St. Christopher's Associates, L.P. V      868,343       (183,191)         (183,000)(1)          --          502,152        69,300

St. John Housing Associates, L.P.       2,527,445        (40,562)             --             (70,456)    2,,416,427          --

Starved Rock - LaSalle Manor
 Limited Partnership                      388,084        (23,088)             --                --          364,996          --

Vision Limited Dividend Housing
 Association Limited Partnership          649,565       (133,733)             --                --          515,832          --
                                      -----------    -----------       -----------       -----------    -----------   -----------
                                      $ 7,038,900    $(1,020,423)      $  (457,500)      $   (70,456)   $ 5,490,521   $    69,300
                                      ===========    ===========       ===========       ===========    ===========   ===========

(1) The Trust has adjusted the investment's carrying value in accordance with applicable accounting guidelines.

(2) The Trust's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


5. Investment in Local Partnerships (continued)

   Property information for each Local Partnership as of December 31, 2003 is as follows:


                                                                Mortgage                   Buildings and     Accumulated
    Name of Local Partnership                                 loans payable      Land       improvements     depreciation
    -------------------------                                 -------------   -----------   ------------    -------------

    ACP Housing Associates, L.P.                             $  1,486,837    $     14,000   $  2,505,364    $   (555,335)
    Creative Choice Homes VII, Ltd.                             1,902,600         500,000      4,137,851      (1,027,680)
    Edgewood Manor Associates, L.P.                             1,830,826          53,850      3,682,905      (1,376,359)
    Ledge/McLaren Limited Partnership                             446,354         123,673        689,848        (181,956)
    Penn Apartment Associates                                     963,000          13,357      1,784,922        (482,541)
    SB-92 Limited Partnership                                   1,893,510          73,000      3,079,858      (1,144,600)
    St. Christopher's Associates,
      L.P. V                                                    2,180,000          31,829      2,758,354      (1,327,477)
    St. John Housing Associates, L.P.                           3,928,708          74,800      8,279,308      (2,507,152)
    Starved Rock - LaSalle Manor Limited
       Partnership                                              1,639,246         202,845      2,734,234        (676,309)
    Vision Limited Dividend Housing Association
       Limited Partnership                                      4,440,102         179,799      6,857,686      (2,360,788)
                                                             ------------    ------------   ------------    ------------

                                                             $ 20,711,183    $  1,267,153   $ 36,510,330    $(11,640,197)
                                                             ============    ============   ============    ============

      Property information for each Local Partnership as of December 31, 2002 is as follows:


                                                                Mortgage                   Buildings and     Accumulated
    Name of Local Partnership                                 loans payable      Land       improvements     depreciation
    -------------------------                                 -------------   -----------   ------------    -------------

    ACP Housing Associates, L.P.                             $  1,489,577    $     14,000   $  2,505,364    $   (494,596)
    Creative Choice Homes VII, Ltd.                             1,954,219         500,000      4,091,851        (907,019)
    Edgewood Manor Associates, L.P.                             1,846,008          53,850      3,682,905      (1,240,479)
    Ledge/McLaren Limited
       Partnership                                                449,200         123,673        689,848        (161,009)
    Penn Apartment Associates                                     963,000          13,357      1,784,922        (435,182)
    SB-92 Limited Partnership                                   1,935,204          73,000      3,066,150      (1,025,341)
    St. Christopher's Associates,
       L.P. V                                                   2,180,000          31,829      3,823,022      (1,188,111)
    St. John Housing Associates, L.P.                           4,054,525          74,800      8,279,308      (2,304,633)
    Starved Rock - LaSalle Manor Limited
       Partnership                                              1,673,348         202,845      2,571,659        (603,336)
    Vision Limited Dividend Housing Association
       Limited Partnership                                      4,615,203         179,799      6,822,347      (2,077,638)
                                                             ------------    ------------   ------------    ------------

                                                             $ 21,160,284    $  1,267,153   $ 37,317,376    $(10,437,344)
                                                             ============    ============   ============    ============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


5. Investment in Local Partnerships (continued)

   The summary of property activity during the year ended December 31, 2003 is as follows:


                                                          Net change
                                                          during the
                                   Balance as of          year ended           Balance as of
                                    December 31,          December 31,         December 31,
                                       2002                  2003                  2003
                                  -------------          -------------         ------------

Land                               $  1,267,153          $       --            $  1,267,153

Buildings and improvements           37,317,376              (807,046)           36,510,330
                                   ------------          ------------          ------------

                                     38,584,529              (807,046)           37,777,483

Accumulated depreciation            (10,437,344)           (1,202,853)          (11,640,197)
                                   ------------          ------------          ------------
                                   $ 28,147,185          $ (2,009,899)         $ 26,137,286
                                   ============          ============          ============

6. Transactions with Manager and Affiliates

   For the years ended March 30, 2004, 2003 and 2002, the Trust paid and/or incurred the following amounts to the Manager and/or affiliates in connection with services provided to the Trust:


                                         2004                  2003                  2002
                                  -------------------   --------------------   -------------------
                                    Paid     Incurred     Paid      Incurred     Paid     Incurred
                                  --------   --------   --------    --------   --------   --------
   Management fee (see Note 8)    $171,026   $192,141   $170,972    $192,141   $234,405   $192,141


   For the years ended December 31, 2003, 2002 and 2001, the Local Partnerships paid and/or incurred the following amounts to the Manager and/or affiliates in connection with services provided to St. Christopher:


                                      2003                       2002                      2001
                               --------------------       --------------------       -------------------
                                 Paid      Incurred        Paid       Incurred        Paid      Incurred
                               --------    --------       --------    --------       -------    --------

Property management fees       $   --       $ --          $  --       $  --          $10,658    $12,180

Insurance and other services       --         --           16,237      13,237         10,343     13,343

                          AMERICAN TAX CREDIT TRUST,
------------------------------------------------------------------------------
                     a Delaware statutory business trust
                                   Series I
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                        MARCH 30, 2004, 2003 AND 2002


7. Taxable Loss

   A reconciliation of the financial statement net loss of the Trust for the years ended March 30, 2004, 2003 and 2002 to the tax return net loss for the years ended December 31, 2003, 2002 and 2001 is as follows:


                                                     2004               2003              2002
                                                  -----------        -----------       -----------
Financial statement net loss for the
  years ended March 30, 2004, 2003
  and 2002                                        $(1,532,141)       $(1,585,759)      $(1,268,827)

Add (less) net transactions occurring
  between
  January 1, 2001 and March 30, 2001                     --                 --             (40,720)
  January 1, 2002 and March 30, 2002                     --              (22,979)           22,979
  January 1, 2003 and March 30, 2003                  (23,894)            23,894              --
  January 1, 2004 and March 30, 2004                   42,837               --                --
                                                  -----------        -----------       -----------

Adjusted financial statement net loss for
  the years ended December 31, 2003,
  2002 and 2001                                    (1,513,198)        (1,584,844)       (1,286,568)

Adjustment to management fee pursuant to
  Internal Revenue Code Section 267                    21,115             21,145            10,892

Differences arising from equity in loss
  of investment in local partnerships                  59,909            163,231            33,311

Other differences                                         918               --               2,332
                                                  -----------        -----------       -----------
Tax return net loss for the years ended
  December 31, 2003, 2002 and 2001                $(1,431,256)       $(1,400,468)      $(1,240,033)
                                                  ===========        ===========       ===========

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2003 and 2002 are as follows:

                                                         2003            2002
                                                      ----------      ----------

Investment in local partnerships -
  financial reporting                                 $4,041,747      $5,490,521
Investment in local partnerships - tax*                3,304,723       4,693,588
                                                      ----------      ----------
                                                      $  737,024      $  796,933
                                                      ==========      ==========

     *Capital contributions payable to Local Partnerships are not included in the investment balance for tax purposes.


Payable to manager in the accompanying balance sheets represents accrued management fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


8. Commitments and Contingencies

   Pursuant to the Trust Agreement, the Trust incurs an annual management fee ("Management Fee") payable to the Manager for its services in connection with the management of the affairs of the Trust. The annual Management Fee is equal to 0.5% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties. The Trust incurred a Management Fee of $192,141 for each of the years ended March 30, 2004, 2003 and 2002. Unpaid Management Fees in the amount of $642,257 and $621,142 are recorded as payable to manager in the accompanying balance sheets as of March 30, 2004 and 2003, respectively.

   The rents of the Properties, certain of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. The Trust cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Four Local Partnerships' Section 8 contracts are currently subject to renewal under applicable HUD guidelines.


9. Fair Value of Financial Instruments

   The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

   Cash and cash equivalents and restricted cash
   ---------------------------------------------

   The carrying amounts approximate fair value.

   Investments in bonds
   --------------------

   Fair value is estimated based on market quotes provided by an independent service as of the balance sheet dates.

   Interest receivable
   -------------------

   The carrying amount approximates fair value due to the terms of the underlying investments.

   Capital contributions payable and interest payable
   --------------------------------------------------

   The carrying amounts approximate fair value in accordance with the Local Partnerships' partnership agreements.

   The estimated fair value of the Trust's financial instruments as of March 30, 2004 and 2003 are disclosed elsewhere in the financial statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


10.  Quarterly Financial Information - Unaudited

     The following is a summary of results of operations for each of the four quarters for the years indicated:


                                      First            Second           Third           Fourth
                                     Quarter           Quarter         Quarter          Quarter
                                   ----------        ----------       ----------       ---------
2004
----

Total revenue                      $  25,734         $  26,024        $  26,809        $  27,877

Loss from operations                 (32,737)          (30,562)         (47,570)         (42,837)

Equity in loss of
 investment in local
 partnerships                       (190,516)         (178,326)        (112,147)        (897,446)

Net loss                            (223,253)         (208,888)        (159,717)        (940,283)

2003
----

Total revenue                      $  30,781         $  31,436        $  30,435        $  31,992

Loss from operations                 (29,551)          (23,478)         (30,927)         (23,880)

Equity in loss of
 investment in local
 partnerships                       (237,996)         (211,390)        (239,316)        (789,221)

Net loss                            (267,547)         (234,868)        (270,243)        (813,101)

2002
----

Total revenue                      $  46,134         $  33,581        $  33,407        $  33,631

Loss from operations                 (10,866)          (23,235)         (31,469)         (22,979)

Equity in loss of
 investment in local
 partnerships                       (222,496)         (201,905)        (186,750)        (569,127)

Net loss                            (233,362)         (225,140)        (218,219)        (592,106)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

As of March 30, 2004, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant's disclosure controls and procedures were effective as of March 30, 2004, and (ii) no changes occurred during the quarter ended March 30, 2004, that materially affected, or are reasonably likely to materially affect, such internal controls.

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

-------------------------------------------------------------------------------
(1) Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.

Richard Paul Richman, age 56, is the sole Director of the Manager. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of the Manager and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of the Manager and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credit Properties Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties L.P., a director of Richman Tax Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties II L.P. and a director of Richman Housing Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties III L.P.

Stephen B. Smith, age 60, is the Executive Vice President of the Manager. Mr. Smith is responsible for marketing and investment program development for Richman Group. From 1989 until joining Richman Group in 1993, Mr. Smith was an independent advisor to developers, lenders and institutional investors on matters related to real estate investments.

David A. Salzman, age 43, is the President of the Manager and is a stockholder and the President of Richman Group. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication for Richman Group.

Neal Ludeke, age 46, is a Vice President and the Treasurer of the Manager. Mr. Ludeke, a Vice President and the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. ("RAM"), an affiliate of the Manager. Mr. Ludeke's responsibilities in connection with RAM include various partnership management functions.

The Board of Directors of the General Partner acts as the audit committee of the Registrant. Mr. Richman is a member of the Board of Directors of the General Partner and is deemed to be an audit committee financial expert. Mr. Richman is not independent of the Registrant.

The Board of Directors of the General Partner has adopted a code of ethics for senior financial officers of the Registrant, applicable to the Registrant's principal financial officer and comptroller or principal accounting officer, or persons performing similar functions. The Registrant will provide to any person without charge a copy of such code of ethics upon written request to the General Partner at 599 W. Putnam Avenue, Greenwich, Connecticut 06830, Attention:
Secretary.

Item 11.  Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of the Manager any remuneration. During the year ended March 30, 2004, the Manager did not pay any remuneration to any of its officers or its director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Affiliates of Everest Properties, Inc., having the mailing address 155 N. Lake Avenue, Suite 1000, Pasadena, California 91101, are the owners of 1,561 Units, representing approximately 6.1% of all such Units. As of May 31, 2004, no person or entity, other than affiliates of Everest Properties, Inc., was known by Registrant to be the beneficial owner of more than five percent of the Units. The majority owner of the Manager is Richard Paul Richman.

Item 13.  Certain Relationships and Related Transactions

The Manager and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 6 and 8 to the audited financial statements included in Item 8 - "Financial Statements and Supplementary Data" herein.

Transactions with Manager and Affiliates
----------------------------------------

The net tax losses and Low-income Tax Credits generated by Registrant during the year ended December 31, 2003 allocated to the Manager were $14,313 and $25,411, respectively.

Indebtedness of Management
--------------------------

No officer or director of the Manager or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2004.

Item 14.  Principal Accountant Fees and Services

The annual audit fees for Registrant for the years ended March 30, 2004 and 2003 were $22,043 and $21,255, respectively.

The annual tax preparation fees for Registrant for each of the years ended March 30, 2004 and 2003 were $5,000.

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
                                                                                 (File No. 33-58032)





                                                                                           Incorporated by
                                      Exhibit                                               Reference to
                                      -------                                              ---------------

     10.11           First Amendment to Penn Apartment Associates Amended and    Exhibit 10.8 to Form 10-K Report
                     Restated Agreement of Limited Partnership                   dated March 30, 1994
                                                                                 (File No. 33-58032)
     10.12           Second Amendment to Penn Apartment Associates Amended and   Exhibit 10.9 to Form 10-K Report
                     Restated Agreement of Limited Partnership                   dated March 30, 1994
                                                                                 (File No. 33-58032)
     10.13           SB-92 Limited Partnership Amended and Restated Agreement    Exhibit 10.6 to Form 10-Q Report
                     of Limited Partnership                                      dated December 30, 1993
                                                                                 (File No. 33-58032)
     10.14           St. Christopher's Associates, L.P. V Amended and Restated   Exhibit 10.1 to Form 10-Q Report
                     Agreement of Limited Partnership                            dated June 29, 1994
                                                                                 (File No. 33-58032)
     10.15           St. John Housing Associates, L.P. Amended and Restated      Exhibit 10.7 to Form 10-Q Report
                     Agreement of Limited Partnership                            dated December 30, 1993
                                                                                 (File No. 33-58032)
     10.16           Starved Rock - LaSalle Manor Limited Partnership Amended    Exhibit 10.2 to Form 10-Q Report
                     and Restated Agreement of Limited Partnership               dated September 29, 1995
                                                                                 (File No. 0-24600)
     10.17           Vision Limited Dividend Housing Association Limited         Exhibit 10.3 to Form 10-Q Report
                     Partnership Amended and Restated Agreement of Limited       dated December 30, 1994
                     Partnership                                                 (File No. 0-24600)
     31.1            Rule 13a-14/15d-14(a) Certification of Chief Executive
                     Officer
     31.2            Rule 13a-14/15d-14(a) Certification of Chief Financial
                     Officer.
     32.1            Section 1350 Certification of Chief Executive Officer.
     32.2            Section 1350 Certification of Chief Financial
                     Officer.
     99.1            Pages 11 through 21, 26 through 48 and 63 through 65 of     Exhibit 99.1 to Form 10-K Report
                     Prospectus of Registrant dated September 7, 1993 filed      dated March 30, 1994
                     pursuant to Rule 424 (b)(3) under the Securities Act of     (File No. 33-58032)
                     1933
     99.2            Supplement No. 2 dated November 16, 1993 to Prospectus      Exhibit 28.1 to Form 10-Q Report
                                                                                 dated December 30, 1993
                                                                                 (File No. 33-58032)
     99.3            Supplement No. 3 dated November 23, 1994 to Prospectus      Exhibit 99.3 to Form 10-K Report
                                                                                 dated March 30, 1995
                                                                                 (File No. 0-24600)
     99.4            Supplement No. 4 dated December 28, 1994 to Prospectus      Exhibit 99.4 to Form 10-K Report
                                                                                 dated March 30, 1995
                                                                                 (File No. 0-24600)
     99.5            December 31, 1995 financial statements of                   Exhibit 99.5 to Form 10-K Report
                     St. John Housing Associates, L.P. pursuant to Title 17,     dated March 30, 1996
                     Code of Federal Regulations,                                (File No. 0-24600)
                     Section 210.3-9
     99.6            December 31, 1996 financial statements of                   Exhibit 99.6 to Form 10-K Report
                     St. John Housing Associates, L.P. pursuant to Title 17,     dated March 30, 1997
                     Code of Federal Regulations                                 (File No. 0-24600)
     99.7            December 31, 1997 financial statements of                   Exhibit 99.7 to Form 10-K Report
                     St. John Housing Associates, L.P. pursuant to Title 17,     dated March 30, 1998
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

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMERICAN TAX CREDIT TRUST,
                                    a Delaware statutory business trust
                                    Series I

                                    By: Richman American Credit Corp.,
                                        The Manager

Dated:  July 13, 2004               /s/ David Salzman
        -------------               -----------------------------------------
                                    by:  David Salzman
                                         Chief Executive Officer


Dated:  July 13, 2004               /s/ Neal Ludeke
        -------------               -----------------------------------------
                                    by:  Neal Ludeke
                                         Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                      Title                        Date
         ---------                      -----                        ----

     /s/ David Salzman         Chief Executive Officer of         July 13, 2004
     ----------------------    the Manager                        -------------
     (David Salzman)

     /s/ Neal Ludeke           Chief Financial Officer of         July 13, 2004
     ----------------------    the Manager                        -------------
     (Neal Ludeke)