Form 10-Q
period 2004-06-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 2004-08-13
CIK 897315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              _____________________

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2004

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number: 0-24600

         American Tax Credit Trust, a Delaware statutory business trust
                                    Series I
             (Exact name of Registrant as specified in its charter)

          Delaware                                               06-6385350
-------------------------------                              -----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


Richman American Credit Corp.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                               06830
---------------------------------------                           -----------
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

Yes   X     No
   ------     ----

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

Statements of Operations......................................................4

Statements of Cash Flows......................................................5

Notes to Financial Statements.................................................7


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                           June 29,             March 30,
                                                         Notes               2004                 2004
                                                         -----           -----------           -----------

ASSETS

Cash and cash equivalents                                                $   902,086           $   443,726
Restricted cash                                            3                 134,836               134,829
Investments in bonds                                       2               1,108,534             1,536,067
Investment in local partnerships                           3               3,848,606             4,040,247
Interest receivable                                                           24,651                29,358
                                                                         -----------           -----------

                                                                         $ 6,018,713           $ 6,184,227
                                                                         ===========           ===========

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                                  $    13,610           $    30,668
  Payable to manager                                                         661,718               642,257
  Capital contributions payable                            3                  69,300                69,300
  Interest payable                                         3                  65,536                65,529
                                                                         -----------           -----------

                                                                             810,164               807,754
                                                                         -----------           -----------

Commitments and contingencies                              3

Owners' equity (deficit)

  Manager                                                                   (112,152)             (110,739)
  Beneficial owners (18,654 units of beneficial
   ownership interest outstanding)                                         5,285,086             5,425,013
  Accumulated other comprehensive income, net              2                  35,615                62,199
                                                                         -----------           -----------

                                                                           5,208,549             5,376,473

                                                                         $ 6,018,713           $ 6,184,227
                                                                         ===========           ===========


                       See Notes to Financial Statements.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 29, 2004 AND 2003
                                   (UNAUDITED)


                                                         Notes              2004            2003
                                                         -----              ----            ----

REVENUE

Interest                                                                 $  22,199        $  25,734
                                                                         ---------        ---------

TOTAL REVENUE                                                               22,199           25,734
                                                                         ---------        ---------

EXPENSES

Management fee                                                              48,036           48,036
Professional fees                                                           10,276            6,630
Printing, postage and other                                                  5,664            3,805
                                                                         ---------        ---------

TOTAL EXPENSES                                                              63,976           58,471
                                                                         ---------        ---------

Loss from operations                                                       (41,777)         (32,737)

Equity in loss of investment in local
  partnerships                                             3               (99,563)        (190,516)
                                                                         ---------        ---------

NET LOSS                                                                  (141,340)        (223,253)

Other comprehensive income (loss), net                     2               (26,584)          11,557
                                                                         ---------        ---------

COMPREHENSIVE LOSS                                                       $(167,924)       $(211,696)
                                                                         =========        =========

NET LOSS ATTRIBUTABLE TO

  Manager                                                                $  (1,413)       $  (2,233)
  Beneficial owners                                                       (139,927)        (221,020)
                                                                         ---------        ---------

                                                                         $(141,340)       $(223,253)
                                                                         =========        =========

NET LOSS per unit of beneficial ownership
  interest (18,654 units of beneficial
  ownership interest)                                                    $   (7.50)       $  (11.85)
                                                                          =========        =========


                       See Notes to Financial Statements.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 29, 2004 AND 2003
                                   (UNAUDITED)


                                                                   2004            2003

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                               $  27,862        $  30,898
Cash paid for management fee                                      (28,575)         (27,344)
  professional fees                                               (30,355)            (132)
  printing, postage and other expenses                             (2,643)          (3,803)
                                                                ---------        ---------

Net cash used in operating activities                             (33,711)            (381)
                                                                ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                         92,078
Transfer to restricted cash                                            (7)             (80)
Proceeds from maturities/redemptions and
  sales of bonds                                                  400,000          100,000
                                                                ---------        ---------

Net cash provided by investing activities                         492,071           99,920
                                                                ---------        ---------

Net increase in cash and cash equivalents                         458,360           99,539

Cash and cash equivalents at beginning of period                  443,726          394,025
                                                                ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 902,086        $ 493,564
                                                                =========        =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net             $ (26,584)       $  11,557
                                                                =========        =========


--------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating activities on page
6.



                       See Notes to Financial Statements.


                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                     STATEMENTS OF CASH FLOWS - (Continued)
                    THREE MONTHS ENDED JUNE 29, 2004 AND 2003
                                   (UNAUDITED)


                                                                       2004            2003
                                                                    ----------      ----------

RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES

Net loss                                                            $(141,340)      $(223,253)

Adjustments to reconcile net loss to net cash used in operating activities

    Equity in loss of investment in local partnerships                 99,563         190,516
    Amortization of net premium on investments in bonds                 1,091           1,047
    Gain on redemption and sale of bonds                                 (142)
    Decrease in interest receivable                                     4,707           4,037
    Increase (decrease) in accounts payable and
      accrued expenses                                                (17,058)          6,500
    Increase in payable to manager                                     19,461          20,692
    Increase in interest payable                                            7              80
                                                                    ---------       ---------
NET CASH USED IN OPERATING ACTIVITIES                               $ (33,711)      $    (381)
                                                                    =========       =========


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 2004
                                   (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2004 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2004 are not necessarily indicative of the results that may be expected for the entire year.


2. Investments in Bonds

   As of June 29, 2004, certain information concerning investments in bonds is as follows:


                                                                 Gross              Gross
                                             Amortized         unrealized         unrealized         Estimated
   Description and maturity                    cost               gains             losses           fair value
   ------------------------                 ----------         ----------         ----------         ----------

Corporate debt securities
  Within one year                           $  600,694         $    4,034         $     --           $  604,728
  After one year through five years            468,997             31,143               --              500,140
  After five years through ten years             3,228                438               --                3,666
                                            ----------         ----------         ----------         ----------

                                            $1,072,919         $   35,615         $     --           $1,108,534
                                            ==========         ==========         ==========         ==========

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2004
                                   (UNAUDITED)


3. Investment in Local Partnerships

   The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships and has committed to make capital contribution payments in the aggregate amount of $14,741,864, of which the Trust has paid $14,672,564 and $69,300 is outstanding as of June 29, 2004. Restricted cash in the accompanying balance sheet as of June 29, 2004 represents such outstanding capital contribution along with accrued interest of $65,536 on an outstanding capital contribution. The outstanding capital contribution is payable upon a certain Local Partnership's satisfaction of specified conditions. As of March 31, 2004, the Local Partnerships have outstanding mortgage loans payable totaling approximately $20,600,000 and accrued interest payable on such loans totaling approximately $2,356,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the three months ended June 29, 2004, the investment in local partnerships activity consists of the following:

        Investment in local partnerships as of
          March 30, 2004                                           $4,040,247

        Cash distributions from Local Partnerships                    (92,078)

        Equity in loss of investment in local partnerships            (99,563)*
                                                                   ----------

        Investment in local partnerships as of June 29, 2004       $3,848,606
                                                                   ==========

   *Equity in loss of investment in local partnerships is limited to the Trust's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $190,797 for the three months ended March 31, 2004 as reflected in the combined statement of operations of the Local Partnership reflected herein Note 3.

   The combined unaudited balance sheets of the Local Partnerships as of March 31, 2004 and December 31, 2003 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2004 and 2003 are reflected on pages 9 and 10, respectively.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2004
                                   (UNAUDITED)

3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of March 31, 2004 and December 31, 2003 are as follows:


                                                              March 31,            December 31,
                                                                2004                   2003
                                                            ------------          ------------

   ASSETS

Cash and cash equivalents                                   $    433,876          $    359,268
Rents receivable                                                  36,117                33,831
Capital contributions receivable                                  69,300                69,300
Escrow deposits and reserves                                   1,463,021             1,484,588
Land                                                           1,267,153             1,267,153
Buildings and improvements (net of accumulated
  depreciation of $11,942,420 and $11,640,197)                24,568,953            24,870,133
Intangible assets (net of accumulated
  amortization of $163,324 and $159,722)                         232,090               235,692
Other assets                                                     281,302               290,366
                                                            ------------          ------------

                                                            $ 28,351,812          $ 28,610,331
                                                            ============          ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                     $    664,547          $    570,298
  Due to related parties                                         684,994               728,779
  Mortgage loans                                              20,599,551            20,711,183
  Notes payable                                                  118,500               100,000
  Accrued interest                                             2,355,654             2,276,788
  Other liabilities                                              150,999               150,917
                                                            ------------          ------------

                                                              24,574,245            24,537,965
                                                            ------------          ------------

Partners' equity (deficit)

  American Tax Credit Trust, Series I
   Capital contributions, net of distributions
     (includes receivable of $69,300)                         14,135,270            14,136,770
   Cumulative loss                                            (9,327,086)           (9,227,523)
                                                            ------------          ------------

                                                               4,808,184             4,909,247
                                                            ------------          ------------

  General partners and other limited partners
   Capital contributions, net of distributions                   475,180               475,180
   Cumulative loss                                            (1,505,797)           (1,312,061)
                                                            ------------          ------------

                                                                                      (836,881)
                                                            ------------          ------------

                                                               3,777,567             4,072,366
                                                            ------------          ------------

                                                            $ 28,351,812          $ 28,610,331
                                                            ============          ============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2004
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three months ended March 31, 2004 and 2003 are as follows:


                                                                 2004                2003
                                                             -----------          -----------

   REVENUE

Rental                                                       $ 1,026,914          $ 1,028,167

Interest and other
                                                             -----------          -----------

TOTAL REVENUE                                                  1,048,469            1,047,509
                                                             -----------          -----------

EXPENSES

Administrative                                                   182,376              185,493
Utilities                                                        187,511              127,093
Operating and maintenance                                        247,718              250,559
Taxes and insurance                                              188,704              166,191
Financial                                                        229,634              223,639
Depreciation and amortization                                    305,825              311,503
                                                             -----------          -----------

TOTAL EXPENSES                                                 1,341,768            1,264,478
                                                             -----------          -----------

NET LOSS                                                     $  (293,299)         $  (216,969)
                                                             ===========          ===========

NET LOSS ATTRIBUTABLE TO

  American Tax Credit Trust, Series I                        $   (99,563)         $  (190,516)
  General partners and other limited
   partners, which includes $190,797 and
   $24,978 of Trust loss in excess of invesrment                (193,736)             (26,453)
                                                             -----------          -----------

                                                             $  (293,299)         $  (216,969)
                                                             ===========          ===========


   The combined results of operations of the Local Partnerships for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for an entire operating period.


4. Additional Information

   Additional information, including the audited March 30, 2004 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Trust's Annual Report on Form 10-K for the fiscal year ended March 30, 2004 on file with the Securities and Exchange Commission.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition
---------------------------------------

As of June 29, 2004, American Tax Credit Trust (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2004. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the "Local Partnerships"), which own low-income multifamily residential complexes (the "Properties") that qualify for the low-income tax credit in accordance with
Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the three months ended June 29, 2004, Registrant received cash from interest revenue, distributions from Local Partnerships and maturities/redemptions and sales of bonds and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $31,000 during the three months ended June 29, 2004 (which includes a net unrealized loss on investments in bonds of approximately $27,000 and the amortization of net premium on investments in bonds of approximately $1,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 2004, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 2004 of $99,563 and cash distributions from Local Partnerships of $92,078. Payable to manager in the accompanying balance sheet as of June 29, 2004 represents deferred management fees.

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

Registrant's operations for the three months ended June 29, 2004 and 2003 resulted in net losses of $141,340 and $223,253, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $91,000, which decrease is primarily attributable to an increase in the nonrecognition of losses in accordance with the equity method of accounting, partially offset by an increase in the net operating losses of certain Local Partnerships. Other comprehensive income
(loss) for the three months ended June 29, 2004 and 2003 resulted from a net unrealized gain (loss) on investments in bonds of $(26,584) and $11,557, respectively.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' net loss of approximately $293,000 for the three months ended March 31, 2004 was attributable to rental and other revenue of approximately $1,048,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $1,035,000 and approximately $306,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $217,000 for the three months ended March 31, 2003 was attributable to rental and other revenue of approximately $1,048,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $953,000 and approximately $312,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters
-------------------------

Registrant's primary objective is to provide Low-income Tax Credits to Beneficial Owners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. A Local Partnership may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2003, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the three months ended March 31, 2004, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

St. Christopher's Associates, L.P. V ("St. Christopher") reported an operating deficit of approximately $62,000 for the three months ended March 31, 2004 and withdrew $80,000 from an operating reserve during such period to fund cumulative operating deficits. St. Christopher has a remaining operating reserve of approximately $228,000 as of March 31, 2004. In addition, Registrant is holding unpaid capital contributions and accrued interest thereon totaling approximately $135,000 as of June 29, 2004. There is no Mandatory Debt Service and the Local General Partner represents that payments on the real estate taxes are current. St. Christopher will have generated approximately $198.5 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2004.

SB-92 Limited Partnership ("SB-92") reported an operating deficit of approximately $8,000 for the three months ended March 31, 2004. The Local General Partner represents that payments on the mortgage and real estate taxes are current. SB-92 will have generated approximately $78.8 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2004.

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

Item 4.  Controls and Procedures

As of June 29, 2004, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant's disclosure controls and procedures were effective as of June 29, 2004, and (ii) no changes occurred during the quarter ended June 29, 2004, that materially affected, or are reasonably likely to materially affect, such internal controls.

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


                                           AMERICAN TAX CREDIT TRUST,
                                           a Delaware statutory business trust
                                           Series I

                                           By: Richman American Credit Corp.,
                                               The Manager


Dated: August 13, 2004                     /s/ David Salzman
                                           -----------------------------------
                                           by: David Salzman
                                               Chief Executive Officer



Dated: August 13, 2004                     /s/ Neal Ludeke
                                           -----------------------------------
                                           by: Neal Ludeke
                                               Chief Financial Officer