Form 10-Q
period 2004-09-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2004-11-15
CIK 897315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2004
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number: 0-24600

         American Tax Credit Trust, a Delaware statutory business trust
                                    Series I
             (Exact name of Registrant as specified in its charter)

             Delaware                                           06-6385350
             --------                                           ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

Richman American Credit Corp.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                            06830
---------------------------------------                         ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900
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

Yes   X    No
    -----     ------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes         No   X
    ------    ------

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

Statements of Operations.....................................................4

Statements of Cash Flows.....................................................5

Notes to Financial Statements................................................7

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                                 BALANCE SHEETS
                                   (UNAUDITED)



                                                                              September 29,     March 30,
                                                                     Notes        2004            2004
                                                                     -----        ----            ----

ASSETS

Cash and cash equivalents                                                    $  1,294,305    $    443,726
Restricted cash                                                        3          105,012         134,829
Investments in bonds                                                   2          703,504       1,536,067
Investment in local partnerships                                       3        3,689,578       4,040,247
Interest receivable                                                                14,685          29,358
                                                                             ------------    ------------

                                                                             $  5,807,084    $  6,184,227
                                                                             ============    ============

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                     $     20,957    $     30,668
   Payable to manager and affiliates                                              681,689         642,257
   Capital contributions payable                                       3           39,258          69,300
   Interest payable                                                    3           65,754          65,529
                                                                             ------------    ------------

                                                                                  807,658         807,754
                                                                             ------------    ------------

Commitments and contingencies                                         3,4

Owners' equity (deficit)

   Manager                                                                       (114,204)       (110,739)
   Beneficial owners (18,654 units of beneficial ownership interest
     outstanding)                                                               5,081,939       5,425,013
   Accumulated other comprehensive income, net                         2           31,691          62,199
                                                                             ------------    ------------

                                                                                4,999,426       5,376,473
                                                                             ------------    ------------

                                                                             $  5,807,084    $  6,184,227
                                                                             ============    ============

                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                               Three Months      Six Months      Three Months      Six Months
                                              Ended September  Ended September  Ended September Ended September
                                        Notes    29, 2004         29, 2004         29, 2003         29, 2003
                                              ------------     ------------     ------------     ------------

REVENUE

Interest                                      $     16,832     $     39,031     $     26,024     $     51,758
                                              ------------     ------------     ------------     ------------

TOTAL REVENUE                                       16,832           39,031           26,024           51,758
                                              ------------     ------------     ------------     ------------


EXPENSES

Management fee                                      48,035           96,071           48,035           96,071
Professional fees                                   14,589           24,865            6,984           13,614
Printing, postage and other                            379            6,043            1,567            5,372
                                              ------------     ------------     ------------     ------------

TOTAL EXPENSES                                      63,003          126,979           56,586          115,057
                                              ------------     ------------     ------------     ------------

Loss from operations                               (46,171)         (87,948)         (30,562)         (63,299)

Equity in loss of investment in local
  partnerships                            3       (159,028)        (258,591)        (178,326)        (368,842)
                                              ------------     ------------     ------------     ------------

NET LOSS                                          (205,199)        (346,539)        (208,888)        (432,141)

Other comprehensive income (loss)         2         (3,924)         (30,508)          (5,407)           6,150
                                              ------------     ------------     ------------     ------------

COMPREHENSIVE LOSS                            $   (209,123)    $   (377,047)    $   (214,295)    $   (425,991)
                                              ============     ============     ============     ============



NET LOSS ATTRIBUTABLE TO

  Manager                                     $     (2,052)    $     (3,465)    $     (2,088)    $     (4,321)
  Beneficial owners                               (203,147)        (343,074)        (206,800)        (427,820)
                                              ------------     ------------     ------------     ------------

                                              $   (205,199)    $   (346,539)    $   (208,888)    $   (432,141)
                                              ============     ============     ============     ============

NET LOSS per unit of beneficial
  ownership interest (18,654 units of
  beneficial ownership interest)              $     (10.89)    $     (18.39)    $     (11.08)    $     (22.93)
                                              ============     ============     ============     ============


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 2004 AND 2003
                                   (UNAUDITED)



                                                           2004            2003

                                                      ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                     $     55,984    $     57,641
Cash paid for
   management fee                                          (56,639)        (54,641)
   professional fees                                       (37,981)        (26,606)
   printing, postage and other expenses                     (2,638)         (3,870)
                                                      ------------    ------------

Net cash used in operating activities                      (41,274)        (27,476)
                                                      ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                  92,078          70,340
Capital contributions to local partnerships                (30,042)
Transfer from (to) restricted cash                          29,817            (397)
Proceeds from maturity/redemption and sale of bonds        800,000         100,000
                                                      ------------    ------------

Net cash provided by investing activities                  891,853         169,943
                                                      ------------    ------------

Net increase in cash and cash equivalents                  850,579         142,467

Cash and cash equivalents at beginning of period           443,726         394,025
                                                      ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  1,294,305    $    536,492
                                                      ============    ============


SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net   $    (30,508)   $      6,150
                                                      ------------    ------------

================================================================================
See reconciliation of net loss to net cash used in operating activities on page
6.

                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                     STATEMENTS OF CASH FLOWS - (Continued)
                  SIX MONTHS ENDED SEPTEMBER 29, 2004 AND 2003
                                   (UNAUDITED)


                                                               2004            2003
                                                           ------------    ------------

RECONCILIATION OF NET LOSS TO NET CASH USED
IN OPERATING ACTIVITIES

Net loss                                                   $   (346,539)   $   (432,141)

Adjustments to reconcile net loss to net cash used in operating activities

     Equity in loss of investment in local partnerships         258,591         368,842
     Amortization of net premium on investments in bonds          2,055           2,086
     Decrease in interest receivable                             14,673           3,400
     Decrease in accounts payable and accrued expenses           (9,711)        (11,490)
     Increase in payable to manager and affiliates               39,432          41,430
     Increase in interest payable                                   225             397
                                                           ------------    ------------

NET CASH USED IN OPERATING ACTIVITIES                      $    (41,274)   $    (27,476)
                                                           ============    ============


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2004
                                   (UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2004 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended September 29, 2004 are not necessarily indicative of the results that may be expected for the entire year.


2.   Investments in Bonds

     As of September 29, 2004, certain information concerning investments in bonds is as follows:

                                                                        Gross              Gross
                                                    Amortized         unrealized        unrealized         Estimated
     Description and maturity                          cost             gains             losses           fair value
     ------------------------                          ----             -----             ------           ----------
     Corporate debt securities
        Within one year                           $      200,541    $         --       $        (239)    $     200,302
        After one year through five years                468,051           31,391                 --           499,442
        After five years through ten years                 3,221              539                 --             3,760
                                                  --------------    ------------       -------------     -------------

                                                  $      671,813    $      31,930      $        (239)    $     703,504
                                                  ==============    =============      =============     =============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2004
                                   (UNAUDITED)


3.   Investment in Local Partnerships

     The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships and has committed to make capital contribution payments in the aggregate amount of $14,741,864, of which the Trust has paid $14,702,606 and $39,258 is outstanding as of September 29, 2004. Restricted cash in the accompanying balance sheet as of September 29, 2004 represents such outstanding capital contribution along with accrued interest of $65,754 on an outstanding capital contribution. The outstanding capital contribution is payable upon a certain Local Partnership's satisfaction of specified conditions. As of June 30, 2004, the Local Partnerships have outstanding mortgage loans payable totaling approximately $20,484,000 and accrued interest payable on such loans totaling approximately $2,423,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the six months ended September 29, 2004, the investment in local partnerships activity consists of the following:

           Investment in local partnerships as of March 30, 2004                            $ 4,040,247

           Cash distributions from Local Partnerships                                           (92,078)

           Equity in loss of investment in local partnerships
                                                                                               (258,591)*
                                                                                            -----------

           Investment in local partnerships as of September 29, 2004                        $ 3,689,578
                                                                                            ===========

     *Equity in loss of investment in local partnerships is limited to the Trust's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $338,269 for the six months ended June 30, 2004 as reflected in the combined statement of operations of the Local Partnership reflected herein Note 3.

     The combined unaudited balance sheets of the Local Partnerships as of June 30, 2004 and December 31, 2003 and the combined unaudited statements of operations of the Local Partnerships for the six months ended June 30, 2004 and 2003 are reflected on pages 9 and 10, respectively.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2004
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of June 30, 2004 and December 31, 2003 are as follows:

                                                                            June 30,       December 31,
                                                                              2004            2003
                                                                          ------------    ------------

ASSETS

Cash and cash equivalents                                                 $    208,306    $    359,268
Rents receivable                                                                33,586          33,831
Capital contributions receivable                                                39,258          69,300
Escrow deposits and reserves                                                 1,468,333       1,484,588
Land                                                                         1,267,153       1,267,153
Buildings and improvements (net of accumulated depreciation
  of $12,244,745 and $11,640,197)                                           24,285,644      24,870,133
Intangible assets (net of accumulated amortization of $166,927
  and $159,722)                                                                228,487         235,692
Other assets                                                                   342,199         290,366
                                                                          ------------    ------------

                                                                          $ 27,872,966    $ 28,610,331
                                                                          ============    ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                                   $    686,788    $    570,298
  Due to related parties                                                       634,585         728,779
  Mortgage loans                                                            20,484,344      20,711,183
  Notes payable                                                                118,500         100,000
  Accrued interest                                                           2,422,502       2,276,788
  Other liabilities                                                            151,202         150,917
                                                                          ------------    ------------

                                                                            24,497,921      24,537,965
Partners' equity (deficit)
                                                                          ------------    ------------

  American Tax Credit Trust, Series I
    Capital contributions, net of distributions (includes receivable of
       $39,258 and $69,300)                                                 14,043,192      14,136,770
    Cumulative loss                                                         (9,486,114)     (9,227,523)
                                                                          ------------    ------------

                                                                             4,557,078       4,909,247
                                                                          ------------    ------------
  General partners and other limited partners
    Capital contributions, net of distributions                                474,338         475,180
    Cumulative loss                                                         (1,656,371)     (1,312,061)
                                                                          ------------    ------------

                                                                            (1,182,033)       (836,881)
                                                                          ------------    ------------

                                                                             3,375,045       4,072,366
                                                                          ------------    ------------

                                                                          $ 27,872,966    $ 28,610,331
                                                                          ============    ============

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2004
                                   (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2004 and 2003 are as follows:



                                               Three Months       Six Months      Three Months      Six Months
                                                   Ended             Ended           Ended             Ended
                                                 June 30,          June 30,         June 30,         June 30,
                                                   2004              2004             2003             2003
                                                -----------      -----------      -----------      -----------

REVENUE

Rental                                          $ 1,020,177      $ 2,047,091      $ 1,010,619      $ 2,038,786
Interest and other                                   42,174           63,729           54,523           73,865
                                                -----------      -----------      -----------      -----------
TOTAL REVENUE                                     1,062,351        2,110,820        1,065,142        2,112,651
                                                -----------      -----------      -----------      -----------

EXPENSES

Administrative                                      204,937          387,313          186,485          371,978
Utilities                                           200,922          388,433          142,844          269,937
Operating and maintenance                           279,220          526,938          258,852          509,411
Taxes and insurance                                 159,981          348,685          157,894          324,085
Financial                                           220,965          450,599          214,630          438,269
Depreciation and amortization                       305,928          611,753          311,719          623,222
                                                -----------      -----------      -----------      -----------

TOTAL EXPENSES                                    1,371,953        2,713,721        1,272,424        2,536,902
                                                -----------      -----------      -----------      -----------

NET LOSS                                        $  (309,602)     $  (602,901)     $  (207,282)     $  (424,251)
                                                ===========      ===========      ===========      ===========

NET LOSS ATTRIBUTABLE TO

   American Tax Credit Trust, Series I          $  (159,028)     $  (258,591)     $  (178,326)     $  (368,842)
   General partners and other limited
     partners, which includes Trust loss in
     excess of investment of $147,472,
     $338,269, $26,879 and $51,157                 (150,574)        (344,310)         (28,956)         (55,409)
                                                -----------      -----------      -----------      -----------

                                                $  (309,602)     $  (602,901)     $  (207,282)     $  (424,251)
                                                ===========      ===========      ===========      ===========

     The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for an entire operating period.

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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of September 29, 2004, American Tax Credit Trust (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2004. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the "Local Partnerships"), which own low-income multifamily residential complexes (the "Properties") that qualify for the low-income tax credit in accordance with
Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the six months ended September 29, 2004, Registrant received cash from interest revenue, distributions from Local Partnerships and maturities/redemptions and sales of bonds and utilized cash for operating expenses and capital contributions to a Local Partnership. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $18,000 during the six months ended September 29, 2004 (which includes a net unrealized loss on investments in bonds of approximately $31,000 and the amortization of net premium on investments in bonds of approximately $2,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 2004, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 2004 of $258,591 and cash distributions from Local Partnerships of $92,078. Payable to manager and affiliates in the accompanying balance sheet as of September 29, 2004 represents deferred management fees.

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

Registrant's operations for the three months ended September 29, 2004 and 2003 resulted in net losses of $205,199 and $208,888, respectively. Other comprehensive loss for the three months ended September 29, 2004 and 2003 resulted from a net unrealized loss on investments in bonds of $3,924 and $5,407, respectively.

The Local Partnerships' net loss of approximately $310,000 for the three months ended June 30, 2004 was attributable to rental and other revenue of approximately $1,062,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $1,066,000 and approximately $306,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $207,000 for the three months ended June 30, 2003 was attributable to rental and other revenue of approximately $1,065,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $960,000 and approximately $312,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected in future periods.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Registrant's operations for the six months ended September 29, 2004 and 2003 resulted in net losses of $346,536 and $432,141, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $110,000, which decrease is primarily attributable to an increase in the nonrecognition of losses in accordance with the equity method of accounting, partially offset by an increase in the net operating losses of certain Local Partnerships. Other comprehensive income
(loss) for the six months ended September 29, 2004 and 2003 resulted from a net unrealized gain (loss) on investments in bonds of $(30,508) and $6,150, respectively.

The Local Partnerships' net loss of approximately $603,000 for the six months ended June 30, 2004 was attributable to rental and other revenue of approximately $2,111,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,102,000 and approximately $612,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $424,000 for the six months ended June 30, 2003 was attributable to rental and other revenue of approximately $2,113,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $1,914,000 and approximately $623,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected in future periods.

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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the six months ended June 30, 2004, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

St. Christopher's Associates, L.P. V ("St. Christopher") reported an operating deficit of approximately $60,000 for the six months ended June 30, 2004 and withdrew $80,000 from an operating reserve during such period to fund cumulative operating deficits. St. Christopher has a remaining operating reserve of approximately $228,000 as of June 30, 2004. In addition, Registrant is holding unpaid capital contributions and accrued interest thereon totaling approximately $105,000 as of September 29, 2004. There is no Mandatory Debt Service and the Local General Partner represents that payments on the real estate taxes are current. St. Christopher will have generated approximately $198.5 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2004.

The terms of the partnership agreement of Creative Choice Homes VII, Ltd. ("Creative Choice") require the Local General Partner to cause the management agent to defer up to 40% of the property management fees in order to avoid a default under the mortgages. Creative Choice incurred an operating deficit of approximately $48,000 for the six months ended June 30, 2004, which includes property management fees of approximately $15,000. Creative Choice will have generated approximately $218.8 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2005.

SB-92 Limited Partnership ("SB-92") reported an operating deficit of approximately $18,000 for the six months ended June 30, 2004. The Local General Partner represents that payments on the mortgage and real estate taxes are current. SB-92 will have generated approximately $78.8 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2004.

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


Item 4.  Controls and Procedures

As of September 29, 2004, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant's disclosure controls and procedures were effective as of September 29, 2004, and (ii) no changes occurred during the quarter ended September 29, 2004 that materially affected, or are reasonably likely to materially affect, such internal controls.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         Registrant is not aware of any material legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a.    Exhibits

              Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer Exhibit 32.1 Section 1350 Certification of Chief Executive Officer Exhibit 32.2 Section 1350 Certification of Chief Financial Officer

         b. Reports on Form 8-K

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


                                     AMERICAN TAX CREDIT TRUST,
                                     a Delaware statutory business trust
                                     Series I

                                     By:  Richman American Credit Corp.,
                                          The Manager


Dated: November 15, 2004             /s/   David Salzman
                                     by:  David Salzman
                                          Chief Executive Officer



Dated: November 15, 2004             /s/   Neal Ludeke
                                     by:  Neal Ludeke
                                          Chief Financial Officer