Form 10-Q
period 2004-12-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2005-02-11
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0-24600

American Tax Credit Trust, a Delaware statutory business trust
Series I
(Exact name of Registrant as specified in its charter)

Delaware	06-6385350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Richman American Credit Corp. 599 West Putnam Avenue, 3rd Floor Greenwich, Connecticut	06830
(Address of principal executive offices)	(Zip Code)

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

Yes     No   X

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
BALANCE SHEETS
(UNAUDITED)

	Notes	December 30, 2004	March 30, 2004

ASSETS

Cash and cash equivalents		$1,476,927	$443,726
Restricted cash	3	98,097	134,829
Investments in bonds	2	496,238	1,536,067
Investment in local partnerships	3	3,622,986	4,040,247
Interest receivable		11,113	29,358

		$5,705,361	$6,184,227

LIABILITIES AND OWNERS EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$22,891	$30,668
Payable to manager and affiliates		703,192	642,257
Capital contributions payable	3	31,758	69,300
Interest payable	3	66,339	65,529

		824,180	807,754

Commitments and contingencies	3,4

Owners equity (deficit)

Manager		(115,329)	(110,739)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)		4,970,591	5,425,013
Accumulated other comprehensive income, net	2	25,919	62,199

		4,881,181	5,376,473

		$5,705,361	$6,184,227

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Notes	Three Months Ended December 30, 2004	Nine Months Ended December 30, 2004	Three Months Ended December 30, 2003	Nine Months Ended December 30, 2003

REVENUE

Interest		$13,893	$52,924	$26,809	$78,567

TOTAL REVENUE		13,893	52,924	26,809	78,567

EXPENSES

Management fee		48,036	144,107	48,036	144,107
Professional fees		7,966	32,831	20,797	34,411
Printing, postage and other		3,772	9,815	5,546	10,918

TOTAL EXPENSES		59,774	186,753	74,379	189,436

Loss from operations		(45,881)	(133,829)	(47,570)	(110,869)

Equity in loss of investment in local partnerships	3	(66,592)	(325,183)	(112,147)	(480,989)

NET LOSS		(112,473)	(459,012)	(159,717)	(591,858)

Other comprehensive loss	2	(5,772)	(36,280)	(14,433)	(8,283)

COMPREHENSIVE LOSS		$(118,245)	$(495,292)	$(174,150)	$(600,141)

NET LOSS ATTRIBUTABLE TO

Manager		$(1,125)	$(4,590)	$(1,598)	$(5,919)
Beneficial owners		(111,348)	(454,422)	(158,119)	(585,939)

		$(112,473)	$(459,012)	$(159,717)	$(591,858)

NET LOSS per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)		$(5.97)	$(24.36)	$(8.48)	$(31.41)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2004 AND 2003
(UNAUDITED)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$75,528	$85,613
Cash paid for
management fee	(83,172)	(81,940)
professional fees	(41,808)	(40,903)
printing, postage and other expenses	(8,615)	(10,916)

Net cash used in operating activities	(58,067)	(48,146)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital contributions to local partnerships	(37,542)
Cash distributions from local partnerships	92,078	70,340
Transfer from (to) restricted cash	36,732	(713)
Proceeds from maturities/redemptions and sales of bonds	1,000,000	100,000

Net cash provided by investing activities	1,091,268	169,627

Net increase in cash and cash equivalents	1,033,201	121,481

Cash and cash equivalents at beginning of period	443,726	394,025

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,476,927	$515,506

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net	$(36,280)	$(8,283)

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS - (Continued)
NINE MONTHS ENDED DECEMBER 30, 2004 AND 2003
(UNAUDITED)

	2004	2003

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(459,012)	$(591,858)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	325,183	480,989
Amortization of net premium on investments in bonds	3,549	3,125
Decrease in interest receivable	18,245	3,208
Decrease in accounts payable and accrued expenses	(7,777)	(6,490)
Increase in payable to manager and affiliates	60,935	62,167
Increase in interest payable	810	713

NET CASH USED IN OPERATING ACTIVITIES	$(58,067)	$(48,146)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2004
(UNAUDITED)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2004 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended December 30, 2004 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior period Local Partnership amounts reflected in Note 3 have been reclassified to conform to the current period presentation.

2.  Investments in Bonds

As of December 30, 2004, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Corporate debt securities
After one year through five years	$467,106	$25,425	$--	$492,531
After five years through ten years	3,213	494	--	3,707

	$470,319	$25,919	$--	$496,238

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2004
(UNAUDITED)

3.  Investment in Local Partnerships

The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships and has committed to make capital contribution payments in the aggregate amount of $14,741,864, of which the Trust has paid $14,710,106 and $31,758 is outstanding as of December 30, 2004. Restricted cash in the accompanying balance sheet as of December 30, 2004 represents such outstanding capital contribution along with accrued interest of $66,339 on the outstanding capital contribution. The outstanding capital contribution is payable upon a certain Local Partnership's satisfaction of specified conditions. As of September 30, 2004, the Local Partnerships have outstanding mortgage loans payable totaling approximately $20,369,000 and accrued interest payable on such loans totaling approximately $2,478,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For the nine months ended December 30, 2004, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2004	$4,040,247

Equity in loss of investment in local partnerships	(325,183	)*

Cash distributions received from Local Partnerships	(92,078)

Investment in local partnerships as of December 30, 2004	$3,622,986

*Equity in loss of investment in local partnerships is limited to the Trust s investment balance in each Local Partnership; any excess is applied to other partners capital in any such Local Partnership. The amount of such excess losses applied to other partners capital was $515,758 for the nine months ended September 30, 2004 as reflected in the combined statement of operations of the Local Partnership reflected herein Note 3.

The combined unaudited balance sheets of the Local Partnerships as of September 30, 2004 and December 31, 2003 and the combined unaudited statements of operations of the Local Partnerships for nine months ended September 30, 2004 and 2003 are reflected on pages 9 and 10, respectively.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2004
(UNAUDITED)

3.  Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003

ASSETS

Cash and cash equivalents	$303,492	$359,268
Rents receivable	49,232	33,831
Capital contributions receivable	39,258	69,300
Escrow deposits and reserves	1,519,616	1,484,588
Land	1,267,153	1,267,153
Buildings and improvements (net of accumulated depreciation of $12,547,027 and $11,640,197)	23,984,605	24,870,133
Intangible assets (net of accumulated amortization of $170,529 and $159,722)	224,885	235,692
Other assets	368,000	290,366

	$27,756,241	$28,610,331

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$816,230	$570,298
Due to related parties	693,752	728,779
Mortgage loans	20,368,712	20,711,183
Notes payable	118,500	100,000
Accrued interest	2,478,465	2,276,788
Other liabilities	152,090	150,917

	24,627,749	24,537,965
Partners' equity (deficit)

American Tax Credit Trust, Series I
Capital contributions, net of distributions (includes receivable of $39,258 and $69,300)	14,043,192	14,136,770
Cumulative loss	(9,552,706)	(9,227,523)

	4,490,486	4,909,247
General partners and other limited partners
Capital contributions, net of distributions	474,338	475,180
Cumulative loss	(1,836,332)	(1,312,061)

	(1,361,994)	(836,881)

	3,128,492	4,072,366

	$27,756,241	$28,610,331

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2004
(UNAUDITED)

3.  Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003

REVENUE

Rental	$1,042,149	$3,089,240	$996,740	$3,035,526
Interest and other	58,437	122,166	126,708	200,573

TOTAL REVENUE	1,100,586	3,211,406	1,123,448	3,236,099

EXPENSES

Administrative	226,066	690,664	279,458	723,037
Utilities	204,862	593,295	139,925	409,862
Operating and maintenance	235,491	762,429	186,299	695,710
Taxes and insurance	160,994	432,394	127,996	380,480
Financial	213,842	664,441	219,110	657,379
Depreciation and amortization	305,884	917,637	311,611	934,833

TOTAL EXPENSES	1,347,139	4,060,860	1,264,399	3,801,301

NET LOSS	$(246,553)	$(849,454)	$(140,951)	$(565,202)

NET LOSS ATTRIBUTABLE TO

American Tax Credit Trust, Series I	$(66,592)	$(325,183)	$(112,147)	$(480,989)
General partners and other limited partners, which includes Trust loss in excess of investment of $177,489, $515,758, $27,388 and $78,545	(179,961)	(524,271)	(28,804)	(84,213)

	$(246,553)	$(849,454)	$(140,951)	$(565,202)

The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for an entire operating period.

4.  Additional Information

Additional information, including the audited March 30, 2004 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Trust s Annual Report on Form 10-K for the fiscal year ended March 30, 2004 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2.  Management s Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 2004, American Tax Credit Trust (the Registrant ) has not experienced a significant change in financial condition as compared to March 30, 2004. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the Local Partnerships ), which own low-income multifamily residential complexes (the Properties ) that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the Low-income Tax Credit ). During the nine months ended December 30, 2004, Registrant received cash from interest revenue, distributions from Local Partnerships and maturities/redemptions and sales of bonds and utilized cash for operating expenses and capital contributions to a Local Partnership. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $7,000 during the nine months ended December 30, 2004 (which includes a net unrealized loss on investments in bonds of approximately $36,000 and the amortization of net premium on investments in bonds of approximately $4,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 2004, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 2004 of $325,183 and cash distributions from Local Partnerships of $92,078. Payable to manager and affiliates in the accompanying balance sheet as of December 30, 2004 represents deferred management fees.

Results of Operations

Registrant s operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost which includes capital contributions payable, and is adjusted for Registrant s share of each Local Partnership s results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant s investment balance in each Local Partnership. Equity in loss in excess of Registrant s investment balance in a Local Partnership is allocated to other partners capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant s investment balances in the respective Local Partnerships become zero. However, the combined statements of operations of the Local Partnerships reflected in Note 3 to Registrant s financial statements include the operating results of all Local Partnerships, irrespective of Registrant s investment balances.

Cumulative losses and cash distributions in excess of investment in local partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. In addition, the book value of Registrant s investment in each Local Partnership (the Local Partnership Carrying Value ) may be reduced if the Local Partnership Carrying Value is considered to exceed the estimated value derived by management. Accordingly, cumulative losses and cash distributions in excess of the investment or an adjustment to a Local Partnership s Carrying Value are not necessarily indicative of adverse operating results of a Local Partnership. See discussion below under Local Partnership Matters regarding certain Local Partnerships currently operating below economic break even levels.

Registrant s operations for the three months ended December 30, 2004 and 2003 resulted in net losses of $112,473 and $159,717, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $46,000, which decrease is primarily attributable to an increase in the nonrecognition of losses in accordance with the equity method of accounting, partially offset by an increase in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive loss for the three months ended December 30, 2004 and 2003 resulted from a net unrealized loss on investments in bonds of $5,772 and $14,433, respectively.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' net loss of approximately $247,000 for the three months ended September 30, 2004 was attributable to rental and other revenue of approximately $1,100,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $1,041,000 and approximately $306,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $141,000 for the three months ended September 30, 2003 was attributable to rental and other revenue of approximately $1,123,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $952,000 and approximately $312,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected in future periods.

Registrant s operations for the nine months ended December 30, 2004 and 2003 resulted in net losses of $459,012 and $591,858, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $156,000, which decrease is primarily attributable to an increase in the nonrecognition of losses in accordance with the equity method of accounting, partially offset by an increase in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance, all partially offset by a decrease in interest revenue of approximately $26,000. Other comprehensive loss for the nine months ended December, 2004 and 2003 resulted from a net unrealized loss on investments in bonds of $36,280 and $8,283, respectively.

The Local Partnerships net loss of approximately $849,000 for the nine months ended September 30, 2004 was attributable to rental and other revenue of approximately $3,211,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $3,142,000 and approximately $918,000 of depreciation and amortization expense. The Local Partnerships net loss of approximately $565,000 for the nine months ended September 30, 2003 was attributable to rental and other revenue of approximately $3,236,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,866,000 and approximately $935,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant s primary objective is to provide Low-income Tax Credits to Beneficial Owners generally over a ten year period. The relevant state tax credit agencies have allocated each of Registrant s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. A Local Partnership may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2004, none of the Local Partnerships have reported an event of recapture of Low-income Tax Credits.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. Certain of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ( Section 8 ). The subsidy agreements expire at various times during the Compliance Periods of the Local Partnerships. The United States Department of Housing and Urban Development ( HUD ) has issued a series of directives related to project based Section 8 contracts that define owners notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

could adversely affect the future net operating income before debt service and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Four Local Partnerships Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

The Local Partnerships have various financing structures which include (i) required debt service payments ( Mandatory Debt Service ) and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ( Non-Mandatory Debt Service or Interest ). During the nine months ended September 30, 2004, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

St. Christopher s Associates, L.P. V ( St. Christopher ) reported an operating deficit of approximately $89,000 for the nine months ended September 30, 2004 and withdrew $80,000 from an operating reserve during such period to fund cumulative operating deficits. St. Christopher has a remaining operating reserve of approximately $228,000 as of September 30, 2004. In addition, Registrant is holding unpaid capital contributions and accrued interest thereon totaling approximately $98,000 as of December 30, 2004. There is no Mandatory Debt Service and the Local General Partner represents that payments on the real estate taxes are current. St. Christopher generated approximately $198.5 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2004.

The terms of the partnership agreement of Creative Choice Homes VII, Ltd. ( Creative Choice ) require the Local General Partner to cause the management agent to defer up to 40% of the property management fees in order to avoid a default under the mortgages. Creative Choice incurred an operating deficit of approximately $40,000 for the nine months ended September 30, 2004, which includes property management fees of approximately $24,000. Creative Choice will have generated approximately $218.8 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2005.

SB-92 Limited Partnership ( SB-92 ) reported an operating deficit of approximately $36,000 for the nine months ended September 30, 2004. The Local General Partner represents that payments on the mortgage and real estate taxes are current. SB-92 generated approximately $78.8 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2004.

The terms of the partnership agreement of ACP Housing Associates, L.P. ( ACP Housing ) require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. ACP Housing incurred an operating deficit of approximately $13,000 for the nine months ended September 30, 2004, which includes property management fees of approximately $9,000. ACP Housing will have generated approximately $7.0 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2006.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires Registrant to make certain estimates and assumptions. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant s financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

•	Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting since Registrant does not control the operations of a Local Partnership.

•
If the book value of Registrant s investment in a Local Partnership exceeds the estimated value derived by management, Registrant reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Registrant has invested a significant portion of its working capital reserves in corporate bonds. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment s maturity date and the associated bond rating. Since Registrant s investments in bonds have various maturity dates through 2012, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to assist an under performing Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.

Item 4. Controls and Procedures

As of December 30, 2004, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant s disclosure controls and procedures were effective as of December 30, 2004, and (ii) no changes occurred during the quarter ended December 30, 2004 that materially affected, or are reasonably likely to materially affect, such internal controls.

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

AMERICAN TAX CREDIT TRUST, a Delaware statutory business trust Series I

	By:	Richman American Credit Corp.,
The Manager

Date: February 11, 2005	By:	/s/ David Salzman
by: David Salzman
Chief Executive Officer

Date: February 11, 2005	By:	/s/ Neal Ludeke
by: Neal Ludeke
Chief Financial Officer