Form 10-K
period 2005-03-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2005-08-11
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ____________

           0-24600
(Commission File Number)

American Tax Credit Trust, a Delaware statutory business trust
Series I
(Exact name of registrant as specified in its governing instruments)

Delaware	06-6385350
(State or other jurisdiction of organization)	(I.R.S. Employer Identification No.)
Richman American Credit Corp. 340 Pemberwick Road Greenwich, Connecticut	06831
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(203) 869-0900
Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Units of Beneficial Ownership Interest
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

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

On September 13, 1993, the Trust commenced, through Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") and PaineWebber Incorporated (“PaineWebber”), the offering of up to 150,000 units of beneficial ownership interest ("Unit") at $1,000 per Unit to investors ("Beneficial Owners") in from one to twenty series (each a “Series”). This filing is presented for Series I only and as used herein, the term Registrant refers to Series I of the Trust. On November 29, 1993, January 28, 1994 and May 25, 1994 the closings for 8,460, 4,909 and 5,285 Units, respectively, took place, amounting to aggregate Beneficial Owners’ capital contributions of $18,654,000.

Competition

Pursuant to Rule 12b-23 of the Commission's General Rules and Regulations promulgated under the Exchange Act, the description of Registrant’s competition, general risks, tax risks and partnership risks set forth under the heading "Risk Factors" at pages 11 through 21 of the Prospectus is incorporated herein by reference.

Employees

Registrant employs no personnel and incurs no payroll costs. All management activities of Registrant are conducted by the Manager. An affiliate of the Manager employs individuals who perform the management activities of Registrant. This entity also performs similar services for other affiliates of the Manager.

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief Extension Act of 1998, Tax and Trade Relief Extension Act of 1999, Community Renewal Tax Relief Act of 2000, Economic Growth and Tax Relief Reconciliation Act of 2001, Job Creation and Worker Assistance Act of 2002, Jobs and Growth Tax Relief Reconciliation Act of 2003 and American Jobs Creation Act of 2004 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a “pass through” tax entity that does not, itself, pay federal income tax. However, the owners of Registrant who are subject to federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the owners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant’s business operations, capital resources and plans or liquidity.

Item 2.	Properties

The executive offices of Registrant and the Manager are located at 340 Pemberwick Road, Greenwich, Connecticut 06831. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the Manager.

Registrant’s primary objective is to provide Low-income Tax Credits to Beneficial Owners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant’s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2004, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

Certain of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”) (see descriptions of subsidies on page 4). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Four Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines. In addition, one Local Partnership entered into a restructuring agreement in 2005, resulting in both a higher rent subsidy (resulting in a potentially higher NOI) and lower mandatory debt service.

Registrant owns a 98.9%-99% limited partnership interest (“Local Partnership Interest”) in ten Local Partnerships reflected on page 4.

Item 2.	Properties (continued)

				Mortgage
Name of Local Partnership	Number	Capital contribution obligation		loans payable as of	Subsidy
Name of apartment complex	of rental	as of March 30, 2005		December 31,	(see
Apartment complex location	units	Total	Paid	2004	footnotes)
ACP Housing Associates, L.P. ACP Housing Apartments New York, New York	28	$737,222	$737,222	$1,483,872	(1b	)
Creative Choice Homes VII, Ltd. Coral Gardens Homestead, Florida	91	2,382,812	2,382,812	1,846,418	(1a & c	)
Edgewood Manor Associates, L.P. Edgewood Manor Apartments Philadelphia, Pennsylvania	49	1,963,799	1,963,799	1,827,168	(1b	)
Ledge/McLaren Limited Partnership Ledge/McLaren Apartments Nashua, New Hampshire	8	343,079	343,079	443,241	(1b	)
Penn Apartment Associates Penn Apartments Chester, Pennsylvania	15	852,180	852,180	963,000	(1b	)
SB-92 Limited Partnership Shaker Boulevard Gardens Cleveland, Ohio	73	795,255	795,255	1,848,579	(1b, c & d	)
St. Christopher’s Associates, L.P. V Lehigh Park Philadelphia, Pennsylvania	29	2,075,785	2,044,027	2,180,000	(1b	)
St. John Housing Associates, L.P. St. John Homes Gary, Indiana	144	3,546,861	3,546,861	3,793,543	(1a & c	)
Starved Rock - LaSalle Manor Limited Partnership LaSalle Manor LaSalle, Illinois	48	634,327	634,327	1,602,496	(1a & c	)
Vision Limited Dividend Housing Association Limited Partnership Helen Odean Butler Apartments Detroit, Michigan	97	1,410,544	1,410,544	4,263,242	(1b	)
		$14,741,864	$14,710,106	$20,251,559

(1)	Description of subsidies:

(a)
Section 8 of Title II of the Housing and Community Development Act of 1974 allows qualified low-income tenants to pay thirty percent of their monthly income as rent with the balance paid by the federal government.

(b)	The Local Partnership’s debt structure includes a principal or interest payment subsidy.

(c)	The Local Partnership’s Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

(d)	The Local Partnership entered into a restructuring agreement of its Section 8 contracts and debt structure under applicable HUD guidelines in 2005.

Item 3.	Legal Proceedings

Registrant is not aware of any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Beneficial Owners of Registrant during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant's Common Equity and Related Security Holder Matters

Market Information and Holders

There is no established public trading market for Registrant’s Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of Beneficial Owners of Units as of May 31, 2005 was approximately 845 holding 18,654 Units.

Merrill Lynch and PaineWebber follow internal guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. Pursuant to such guidelines, estimated values for limited partnership interests reported on Merrill Lynch and PaineWebber client account statements (such as Registrant’s Units) are separately provided to Merrill Lynch and PaineWebber by independent valuation services, whose estimated values are based on financial and other information available to them. In addition, Registrant may provide an estimate of value to Unit holders from time to time in Registrant's reports to Beneficial Owners. The estimated values provided by the independent services and Registrant, which may differ, are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. Unit holders may not realize such estimated values upon the liquidation of Registrant.

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its owners. There were no cash distributions to the owners during the years ended March 30, 2005 and 2004.

Low-income Tax Credits, which are subject to various limitations, may be used by Beneficial Owners to offset federal income tax liabilities. The Low-income Tax Credits per Unit for each of the three closings, generated by Registrant and allocated to the Beneficial Owners for the tax years ended December 31, 2004 and 2003 and the cumulative Low-income Tax Credits allocated from inception through December 31, 2004 are as follows:

	First closing	Second closing	Third closing
	November 29,	January 28,	May 25,
	1993	1994	1994
Low-income Tax Credits:
Tax year ended December 31, 2004	$99.49	$99.49	$99.49
Tax year ended December 31, 2003	134.86	134.86	134.86
Cumulative totals	$1,349.54	$1,347.36	$1,334.84

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

	Years Ended March 30,
	2005	2004	2003	2002	2001

Interest revenue	$68,047	$106,444	$124,644	$146,753	$121,363

Equity in loss of investment in local partnerships	$(687,423)	$(1,378,435)	$(1,477,923)	$(1,180,278)	$(844,680)

Net loss	$(862,968)	$(1,532,141)	$(1,585,759)	$(1,268,827)	$(950,341)

Net loss per unit of beneficial ownership interest (18,654 Units)	$(45.80)	$(81.31)	$(84.16)	$(67.34)	$(50.44)

	As of March 30,
	2005	2004	2003	2002	2001

Total assets	$5,285,303	$6,184,227	$7,705,676	$9,208,448	$10,481,154

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the term Registrant refers to Series I of American Tax Credit Trust, a Delaware statutory business trust, (the “Trust”). References to any right, obligation, action, asset or liability of Series I mean such right, obligation, action, asset or liability of the Trust in connection with Series I.

Capital Resources and Liquidity

Registrant admitted beneficial owners (the “Beneficial Owners”) in three closings with aggregate Beneficial Owners’ capital contributions of $18,654,000. In connection with the offering of the sale of units of beneficial ownership, Registrant incurred organization and offering costs of approximately $2,331,000 and established a working capital reserve of approximately $1,287,000. The remaining net proceeds of approximately $15,036,000 (the “Net Proceeds”) were available to be applied to the acquisition of limited partnership interests in local partnerships (the “Local Partnerships”) which own low-income multifamily residential complexes (the “Property” or “Properties”) which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”). The Net Proceeds were utilized in acquiring an interest in ten Local Partnerships.

As of March 30, 2005, Registrant has unrestricted cash and cash equivalents and investments in bonds totaling $1,917,630, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 2005, Registrant’s investments in bonds represent corporate bonds of $487,038 with various maturity dates ranging from 2006 to 2012. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the year ended March 30, 2005, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses and making capital contributions to a Local Partnership. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $62,000 during the year ended March 30, 2005 (which includes a net unrealized loss on investments in bonds of approximately $45,000 and the amortization of net premium on investments in bonds of approximately $4,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

During the year ended March 30, 2005, the investment in local partnerships decreased as a result of Registrant’s equity in the Local Partnerships’ net loss for the year ended December 31, 2004 of $687,423 (including an adjustment to Registrant’s carrying value of its investment in two Local Partnerships of $311,000 in accordance with applicable accounting guidelines) (see discussion below under Results of Operations) and cash distributions received from Local Partnerships of $92,078. Payable to manager and affiliates in the accompanying balance sheet as of March 30, 2005 represents deferred management fees.

Results of Operations

Registrant’s operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships’ policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost which includes capital contributions payable, and is adjusted for Registrant’s share of each Local Partnership’s results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership. Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant’s investment balances in the respective Local Partnerships become zero. However, the combined statements of operations of the Local Partnerships reflected in Note 5 to Registrant’s financial statements include the operating results of all Local Partnerships, irrespective of Registrant’s investment balances.

Cumulative losses and cash distributions in excess of investment in local partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. In addition, the book value of Registrant’s investment in each Local Partnership (the “Local Partnership Carrying Value”) may be reduced if the Local Partnership Carrying Value is considered to exceed the estimated value derived by management. Accordingly, cumulative losses and cash distributions in excess of the investment or an adjustment to a Local Partnership’s Carrying Value are not necessarily indicative of adverse operating results of a Local Partnership. See discussion below under Local Partnership Matters regarding certain Local Partnerships currently operating below economic break even levels.

Registrant’s operations for the years ended March 30, 2005, 2004 and 2003 resulted in net losses of $862,968, $1,532,141 and $1,585,759, respectively. The decrease in net loss from fiscal 2004 to fiscal 2005 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $691,000, which decrease resulted primarily from (i) an impairment loss recorded by St. Christopher Associates, L.P. V (“St. Christopher”) in fiscal 2004 and (ii) an increase in the nonrecognition of losses in accordance with the equity method of accounting for certain Local Partnerships other than St. Christopher, partially offset by an increase in adjustments to the Local Partnership Carrying Value in connection with investments in certain Local Partnerships as reflected in Note 5 to the financial statements.

The Local Partnerships’ net loss of approximately $1,032,000 for the year ended December 31, 2004 includes depreciation and amortization expense of approximately $1,176,000 and interest on non-mandatory debt of approximately $332,000, and does not include principal payments on permanent mortgages of approximately $460,000. The Local Partnerships’ net loss of approximately $2,160,000 for the year ended December 31, 2003 includes depreciation and amortization expense of approximately $1,221,000, loss from impairment of long lived assets of $1,080,000 (see discussion below) and interest on non-mandatory debt of approximately $318,000, and does not include principal payments on permanent mortgages of approximately $437,000. The Local Partnerships’ net loss of approximately $1,076,000 for the year ended December 31, 2002 includes depreciation and amortization expense of approximately $1,242,000 and interest on non-mandatory debt of approximately $311,000, and does not include principal payments on permanent mortgages of approximately $416,000. The results of operations of the Local Partnerships for the year ended December 31, 2004 are not necessarily indicative of the results that may be expected in future periods.

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

Local Partnership Matters

Registrant’s primary objective is to provide Low-income Tax Credits to Beneficial Owners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant’s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2004, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. Certain of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”). The subsidy agreements expire at various times during the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Four Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines. In addition, one Local Partnership entered into a restructuring agreement in 2005, resulting in both a higher rent subsidy (resulting in a potentially higher NOI) and lower mandatory debt service.

The Local Partnerships have various financing structures which include (i) required debt service payments (“Mandatory Debt Service”) and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies (“Non-Mandatory Debt Service or Interest”). During the year ended December 31, 2004, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships’ operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships’ operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Creative Choice Homes VII, Ltd. (“Creative Choice”) require the Local General Partner to cause the management agent to defer up to 40% of the property management fees in order to avoid a default under the mortgages. Creative Choice reported an operating deficit of approximately $53,000 for the year ended December 31, 2004, which includes property management fees of approximately $32,000. Creative Choice will have generated approximately $218.8 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2005.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

St. Christopher incurred an operating deficit of approximately $108,000 for the year ended December 31, 2004 and withdrew $80,000 from an operating reserve during such period to fund cumulative operating deficits. St. Christopher has a remaining operating reserve of approximately $234,000 as of December 31, 2004. In addition, Registrant is holding unpaid capital contributions and accrued interest thereon totaling approximately $99,000 as of March 30, 2005. There is no Mandatory Debt Service and the Local General Partner represents that payments on the real estate taxes are current. St. Christopher generated approximately $198.5 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2004.

SB-92 Limited Partnership (“SB-92”) incurred an operating deficit of approximately $30,000 for the year ended December 31, 2004. The Local General Partner represents that payments on the mortgage and real estate taxes are current. In February 2005, SB-92 underwent a mark-to-market restructuring under applicable HUD guidelines resulting in an annual decrease in mandatory debt service of approximately $75,000 effective April 1, 2005. SB-92 generated approximately $78.8 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2004.

Inflation

Inflation is not expected to have a material adverse impact on Registrant’s operations during its period of ownership of the Local Partnership Interests.

Contractual Obligations

As of March 30, 2005, Registrant has the following contractual obligations (payments due by period):

	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years

Other Long Term Liabilities:
Capital Contributions Payable and Interest Payable (1)	$98,676	$--	$--	$--	$98,676
Payable to Manager and Affiliates (2)	687,795	687,795	--	--	--
	$786,471	$687,795	$--	$--	$98,676

(1)	Such amounts are expected to be paid upon the completion of the Compliance Period of the associated Local Partnership.
(2)
Management Fees are due to an affiliate of the Manager and are payable on an annual basis. However, a portion of such fees has been deferred and accrued annually. Although such amount is due within one year, the full amount is not expected to be paid within such time.

Off - Balance Sheet Arrangements

None

Recent Accounting Pronouncements

As of March 31, 2004 Registrant adopted Financial Accounting Standards Board Interpretation No. 46 - Revised (“FIN 46R”), “Consolidation of Variable Interest Entities.”  FIN 46R provides guidance on when an entity should include the assets, liabilities, and activities of a variable interest entity ("VIE'') in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is considered a legal structure used to conduct activities or hold assets, which must be consolidated by an entity if it is the primary beneficiary because it absorbs the majority of the VIE's expected losses, the majority of the expected residual returns, or both.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Based on the guidance of FIN 46R, the Local Partnerships in which Registrant invested meet the definition of a VIE. However, Registrant does not consolidate the accounts and activities of the Local Partnerships under FIN 46R because Registrant is not considered the primary beneficiary. Registrant currently records the amount of its investment in local partnerships as an asset in the balance sheets, recognizes its share of income or loss from such investments in the statements of operations, discloses how it accounts for such investments in the financial statements and presents the Local Partnerships’ combined balance sheets and statements of operations in the notes to the financial statements.

Registrant’s balance in investment in local partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its limited partners’ maximum exposure to loss. Such exposure to loss is mitigated by the condition and financial performance of the underlying Properties, the financial capacity and managerial expertise of the Local General Partners and their guarantees against Low-income Tax Credit recapture and the expiration, with the passage of time, of the Ten Year Credit Periods and Compliance Periods of the Properties.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires Registrant to make certain estimates and assumptions. A summary of significant accounting policies is provided in Note 1 to the financial statements. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

•	Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting since Registrant does not control the operations of a Local Partnership.

•
If the book value of Registrant’s investment in a Local Partnership exceeds the estimated value derived by management, Registrant reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships. A loss in value of an investment in a Local Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits to be allocated to Registrant and the estimated residual value of the investment.

•	Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered VIEs under FIN 46R, because Registrant is not considered the primary beneficiary.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Registrant has invested a significant portion of its working capital reserves in corporate bonds. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment’s maturity date and the associated bond rating. Since Registrant’s investments in bonds have various maturity dates through 2012, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to pay for its operating expenses and/or assist an under performing Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.

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

We have audited the accompanying balance sheets of American Tax Credit Trust, a Delaware statutory business trust Series I as of March 30, 2005 and 2004, and the related statements of operations, changes in owners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2005. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits. For the year ended March 30, 2005, we did not audit the financial statements of certain investee partnerships which investments represent $654,825 in total assets and $321,411 of total losses as of and for the year ended March 30, 2005. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investee partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the reports of the other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Trust, a Delaware statutory business trust Series I as of March 30, 2005 and 2004, and the results of its operations, changes in owners’ equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Bethesda, Maryland
July 15, 2005

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
BALANCE SHEETS
MARCH 30, 2005 AND 2004

	Notes	2005	2004
ASSETS

Cash and cash equivalents	3,9	$1,430,592	$443,726
Restricted cash	3,5,9	98,676	134,829
Investments in bonds	4,9	487,038	1,536,067
Investment in local partnerships	5,8	3,260,746	4,040,247
Interest receivable	9	8,251	29,358
		$5,285,303	$6,184,227
LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$29,854	$30,668
Payable to manager and affiliates	6,8	687,795	642,257
Capital contributions payable	5,9	31,758	69,300
Interest payable	5,9	66,918	65,529
		816,325	807,754

Commitments and contingencies	5,8

Owners' equity (deficit)	2,4

Manager		(119,369)	(110,739)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)		4,570,675	5,425,013
Accumulated other comprehensive income, net		17,672	62,199
		4,468,978	5,376,473
		$5,285,303	$6,184,227

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 30, 2005, 2004 AND 2003

	Notes	2005	2004	2003
REVENUE
Interest		$68,047	$106,444	$124,644
TOTAL REVENUE		68,047	106,444	124,644

EXPENSES

Management fee - affiliate	6,8	192,141	192,141	192,141
Professional fees		43,319	49,441	28,572
Printing, postage and other		8,132	18,568	11,767
TOTAL EXPENSES		243,592	260,150	232,480
		(175,545)	(153,706)	(107,836)

Equity in loss of investment in local partnerships	5	(687,423)	(1,378,435)	(1,477,923)
NET LOSS		(862,968)	(1,532,141)	(1,585,759)

Other comprehensive income (loss), net	4	(44,527)	(14,621)	60,694
COMPREHENSIVE LOSS		$(907,495)	$(1,546,762)	$(1,525,065)

NET LOSS ATTRIBUTABLE TO	2

Manager		$(8,630)	$(15,321)	$(15,858)
Beneficial owners		(854,338)	(1,516,820)	(1,569,901)
		$(862,968)	$(1,532,141)	$(1,585,759)

NET LOSS per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)		$(45.80)	$(81.31)	$(84.16)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CHANGES IN OWNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2005, 2004 AND 2003

	Manager	Beneficial Owners	Accumulated Other Comprehensive Income (Loss), Net	Total

Owners' equity (deficit), March 30, 2002	$(79,560)	$8,511,734	$16,126	$8,448,300
Net loss	(15,858)	(1,569,901)		(1,585,759)
Other comprehensive income, net			60,694	60,694
Owners' equity (deficit), March 30, 2003	(95,418)	6,941,833	76,820	6,923,235

Net loss	(15,321)	(1,516,820)		(1,532,141)
Other comprehensive loss, net			(14,621)	(14,621)
Owners' equity (deficit), March 30, 2004	(110,739)	5,425,013	62,199	5,376,473

Net loss	(8,630)	(854,338)		(862,968)
Other comprehensive loss, net			(44,527)	(44,527)
Owners' equity (deficit), March 30, 2005	$(119,369)	$4,570,675	$17,672	$4,468,978

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2005, 2004 AND 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$95,045	$114,743	$129,690
Cash paid for
Management fee	(146,603)	(171,026)	(170,972)
Professional fees	(45,333)	(45,565)	(28,572)
Printing, postage and other expenses	(6,932)	(19,268)	(12,267)

Net cash used in operating activities	(103,823)	(121,116)	(82,121)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital contributions paid to local partnerships	(37,542)
Cash distributions from local partnerships	92,078	71,839	70,456
Transfer from (to) restricted cash	36,153	(1,022)	(1,624)
Proceeds from maturities/redemptions and sales of bonds	1,000,000	100,000	200,000
Net cash provided by investing activities	1,090,689	170,817	268,832

Net increase in cash and cash equivalents	986,866	49,701	186,711
Cash and cash equivalents at beginning of year	443,726	394,025	207,314
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,430,592	$443,726	$394,025

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net	$(44,527)	$(14,621)	$60,694

See reconciliation of net loss to net cash used in operating activities on page 18.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS - (Continued)
YEARS ENDED MARCH 30, 2005, 2004 AND 2003

	2005	2004	2003

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(862,968)	$(1,532,141)	$(1,585,759)

Adjustments to reconcile net loss to net cash used in operating activities
Equity in loss of investment in local partnerships	687,423	1,378,435	1,477,923
Gain on redemptions and sales of bonds			(975)
Amortization of net premium on investments in bonds	4,502	4,164	3,775
Decrease in interest receivable	21,107	3,113	622
Increase (decrease) in accounts payable and accrued expenses	(814)	3,176	(500)
Increase in payable to manager and affiliates	45,538	21,115	21,169
Increase in interest payable	1,389	1,022	1,624
NET CASH USED IN OPERATING ACTIVITIES	$(103,823)	$(121,116)	$(82,121)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2005, 2004 AND 2003

1.	Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Trust, a Delaware statutory business trust (the "Trust") was formed on February 4, 1993 under Chapter 38 of Title 12 of the Delaware Code. There was no operating activity until admission of the investors (“Beneficial Owners”) on November 29, 1993. The Trust was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests (the “Local Partnership Interests”) in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Richman American Credit Corp. (the "Manager") was formed on April 5, 1993 to act as the manager of the Trust.

On September 13, 1993, the Trust commenced the offering for sale of units of beneficial ownership ("Units") to Beneficial Owners in one to twenty series ("Series I through Series XX"; each a "Series"). These notes and the accompanying financial statements are presented for Series I only.

Basis of Accounting and Fiscal Year

The Trust’s records are maintained on the accrual basis of accounting for both financial reporting and tax purposes. For financial reporting purposes, the Trust's fiscal year ends March 30 and its quarterly periods end June 29, September 29 and December 30. The Local Partnerships have a calendar year for financial reporting purposes. The Trust and the Local Partnerships each have a calendar year for income tax purposes.

Investment in Local Partnerships

The Trust accounts for its investment in local partnerships in accordance with the equity method of accounting, under which the investment is carried at cost which includes capital contributions payable, and is adjusted for the Trust's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to the Trust is recognized to the extent of the Trust’s investment balance in each Local Partnership. Equity in loss in excess of the Trust’s investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. Previously unrecognized equity in loss of any Local Partnership is recognized in the fiscal year in which equity in income is earned by such Local Partnership or additional investment is made by the Trust. Distributions received subsequent to the elimination of an investment balance for any such investment in a Local Partnership are recorded as other income from local partnerships.

The Trust regularly assesses the carrying value of its investments in local partnerships. If the carrying value of an investment in a Local Partnership exceeds the estimated value derived by management, the Trust reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships. A loss in value of an investment in a Local Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits to be allocated to the Trust and the estimated residual value of the investment.

The Trust does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities (see discussion below under Recent Accounting Pronouncements), because the Trust is not considered the primary beneficiary.

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
MARCH 30, 2005, 2004 AND 2003

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

Premiums and discounts on investments in bonds are amortized (accreted) using the effective yield method over the life of the investment. Amortized premiums offset interest revenue, while the accretion of discounts and zero coupon bonds are included in interest revenue. Realized gain (loss) on redemptions or sales of investments in bonds are included in, or offset against, interest revenue on the basis of the adjusted cost of each specific investment redeemed or sold.

Interest on Capital Contributions Payable to Local Partnerships

Pursuant to agreements with certain Local Partnerships, interest is accrued on certain installments of capital contributions. Such amounts are recorded as a liability and an offset to interest revenue.

Income Taxes

No provision for income taxes has been made because all income, losses and tax credits are allocated to the owners for inclusion in their respective tax returns. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes," the Trust has included in Note 7 disclosures related to differences in the book and tax bases of accounting.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2005, 2004 AND 2003

1.	Organization, Purpose and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

As of March 31, 2004 the Trust adopted Financial Accounting Standards Board Interpretation No. 46 - Revised (“FIN 46R”), “Consolidation of Variable Interest Entities.”  FIN 46R provides guidance on when an entity should include the assets, liabilities, and activities of a variable interest entity ("VIE'') in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is considered a legal structure used to conduct activities or hold assets, which must be consolidated by an entity if it is the primary beneficiary because it absorbs the majority of the VIE's expected losses, the majority of the expected residual returns, or both.

Based on the guidance of FIN 46R, the Local Partnerships in which the Trust invested meet the definition of a VIE. However, the Trust does not consolidate the accounts and activities of the Local Partnerships under FIN 46R because the Trust is not considered the primary beneficiary. The Trust currently records the amount of its investment in local partnerships as an asset in the balance sheets, recognizes its share of income or loss from such investments in the statements of operations, discloses how it accounts for such investments in the financial statements and presents the Local Partnerships’ combined balance sheets and statements of operations in the notes to the financial statements.

The Trust’s balance in investment in local partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its limited partners’ maximum exposure to loss. Such exposure to loss is mitigated by the condition and financial performance of the underlying Properties, the financial capacity and managerial expertise of the Local General Partners and their guarantees against Low-income Tax Credit recapture and the expiration, with the passage of time, of the ten year credit periods and compliance periods of the Properties (see Note 5).

2.	Capital Contributions

On September 13, 1993, the Trust commenced the offering of Units through Merrill Lynch, Pierce, Fenner & Smith Incorporated and PaineWebber Incorporated (the “Selling Agents”). On November 29, 1983, January 28, 1994 and May 25, 1994, under the terms of the Fourth Amended and Restated Agreement of Trust of the Trust (the "Trust Agreement"), the Manager admitted Beneficial Owners to the Trust in three closings. At these closings, subscriptions for a total of 18,654 Units representing $18,654,000 in Beneficial Owners’ capital contributions were accepted. In connection with the offering of Units, the Trust incurred organization and offering costs of $2,330,819, of which $75,000 was capitalized as organization costs and $2,255,819 was charged to the Beneficial Owners' equity as syndication costs. The Trust received a capital contribution of $100 from the Manager.

Net loss is allocated 99% to the Beneficial Owners and 1% to the Manager in accordance with the Trust Agreement.

3.	Cash and Cash Equivalents and Restricted Cash

As of March 30, 2005, the Trust has cash and cash equivalents and restricted cash in the aggregate of $1,529,268, which are deposited in interest-bearing accounts with an institution that is not insured by the Federal Deposit Insurance Corporation.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2005, 2004 AND 2003

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

As of March 30, 2005, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Corporate debt securities
Within one year	$199,936	$3,786	$--	$203,722
After one year through five years	266,224	13,482	--	279,706
After five years through ten years	3,206	404	--	3,610
	$469,366	$17,672	$--	$487,038

As of March 30, 2004, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Corporate debt securities
Within one year	$1,000,690	$14,700	$--	$1,015,390
After one year through five years	469,943	46,876	--	516,819
After five years through ten years	3,235	623	--	3,858
	$1,473,868	$62,199	$--	$1,536,067

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2005, 2004 AND 2003

5.	Investment in Local Partnerships

As of March 30, 2005, the Trust owns a 98.9%-99% limited partnership interest in the following Local Partnerships:

1.	ACP Housing Associates, L.P.;
2.	Creative Choice Homes VII, Ltd. ;
3.	Edgewood Manor Associates, L.P.;
4.	Ledge/McLaren Limited Partnership;
5.	Penn Apartment Associates;
6.	SB-92 Limited Partnership;
7.	St. Christopher's Associates, L.P. V (“St. Christopher”)*;
8.	St. John Housing Associates, L.P.;
9.	Starved Rock - LaSalle Manor Limited Partnership; and
10.	Vision Limited Dividend Housing Association Limited Partnership.

*An affiliate of the Manager provided services to St. Christopher in a prior year.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the “Compliance Period”). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership’s partnership agreements, the Trust has committed to make capital contribution payments in the aggregate amount of $14,741,864, of which the Trust has paid $14,710,106 and $31,758 is payable as of March 30, 2005. Restricted cash in the accompanying balance sheet as of March 30, 2005 represents such outstanding capital contribution along with accrued interest thereon of $66,918. The outstanding capital contribution is payable upon one Local Partnership’s satisfaction of specified conditions. As of December 31, 2004 the Local Partnerships have outstanding mortgage loans payable totaling approximately $20,252,000 and accrued interest payable on such loans totaling approximately $2,567,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Trust’s investment balance in each Local Partnership; any such excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $645,648, $939,757, and $45,187 for the years ended December 31, 2004, 2003 and 2002, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

As a result of management’s assessment of the carrying value of the investment in local partnerships under applicable accounting guidelines (see Note 1), the Trust reduced its investment in certain Local Partnerships by $311,000. $180,000 and $457,500 for the years ended March 30, 2005, 2004 and 2003, respectively. Such losses are included in equity in loss of investment in local partnerships in the accompanying statements of operations of the Trust for the years indicated.

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

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2005, 2004 AND 2003

5.	Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of December 31, 2004 and 2003 are as follows:

	2004	2003
ASSETS

Cash and cash equivalents	$382,636	$359,268
Rents receivable	37,289	33,831
Capital contributions receivable	31,758	69,300
Escrow deposits and reserves	1,412,395	1,484,588
Land	1,267,153	1,267,153
Buildings and improvements (net of accumulated depreciation of $12,801,975 and $11,640,197)	23,787,036	24,870,133
Intangible assets (net of accumulated amortization of $190,279 and $159,722)	221,763	235,692
Other assets	330,890	290,366
	$27,470,920	$28,610,331

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$830,933	$570,298
Due to related parties	628,139	728,779
Mortgage loans	20,251,559	20,711,183
Notes payable	100,000	100,000
Accrued interest	2,566,812	2,276,788
Other liabilities	147,948	150,917
	24,525,391	24,537,965
Partners' equity (deficit)

American Tax Credit Trust, Series I
Capital contributions, net of distributions (includes receivable of $31,758 and $69,300)	14,043,191	14,136,770
Cumulative loss	(9,603,946)	(9,227,523)
	4,439,245	4,909,247
General partners and other limited partners
Capital contributions, net of distributions	474,338	475,180
Cumulative loss	(1,968,054)	(1,312,061)
	(1,493,716)	(836,881)
	2,945,529	4,072,366
	$27,470,920	$28,610,331

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2005, 2004 AND 2003

5.	Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002

REVENUE

Rental	$4,137,245	$4,048,502	$3,914,682
Interest and other	130,826	103,409	152,383
TOTAL REVENUE	4,268,071	4,151,911	4,067,065

EXPENSES

Administrative	943,692	1,028,860	952,577
Utilities	751,477	603,409	576,072
Operating and maintenance	961,315	886,122	977,165
Taxes and insurance	558,553	562,896	467,204
Financial	909,745	929,149	928,089
Depreciation and amortization	1,175,705	1,221,396	1,242,350
Loss from impairment of long-lived assets		1,080,000
TOTAL EXPENSES	5,300,487	6,311,832	5,143,457
NET LOSS	$(1,032,416)	$(2,159,921)	$(1,076,392)

NET LOSS ATTRIBUTABLE TO

American Tax Credit Trust, Series I	$(376,423)	$(1,198,435)	$(1,020,423)
General partners and other limited partners, which includes $645,648, $939,757 and $45,187 of Trust loss in excess of investment	(655,993)	(961,486)	(55,969)
	$(1,032,416)	$(2,159,921)	$(1,076,392)

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2005, 2004 AND 2003

5.	Investment in Local Partnerships (continued)

Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 2005 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2004	Trust's equity in income (loss) for the year ended December 31, 2004	Adjustment to carrying value during the year ended March 30, 2005	Cash distributions received during the year ended March 30, 2005	Investment in Local Partnership balance as of March 30, 2005	Capital contributions payable as of March 30, 2005

ACP Housing Associates, L.P.	$41,240	$(41,240)(2)	$--	$--	$--	$--
Creative Choice Homes VII, Ltd.	811,148	(210,514)	(294,000) (1)	--	306,634	--
Edgewood Manor Associates, L.P.	5,322	(5,322)(2)	--	--	--	--
Ledge/McLaren Limited Partnership	98,633	4,436	--	(3,750)	99,319	--
Penn Apartment Associates	--	-- (3)	--	--	--	--
SB-92 Limited Partnership	--	-- (3)	--	--	--	--
St. Christopher’s Associates, L.P. V	--	-- (3)	--	--	--	31,758
St. John Housing Associates, L.P.	2,292,382	(11,676)	--	(83,328)	2,197,378	--
Starved Rock - LaSalle Manor Limited Partnership	351,674	(42,450)	--	--	309,224	--
Vision Limited Dividend Housing Association Limited Partnership	439,848	(69,657)	(17,000) (1)	(5,000)	348,191	--
	$4,040,247	$(376,423)	$(311,000)	$(92,078)	$3,260,746	$31,758

(1)	The Trust has adjusted the investment’s carrying value in accordance with applicable accounting guidelines.
(2)	The Trust’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(3)	Additional equity in loss of investment is not allocated to the Trust until equity in income is earned or additional investment is made by the Trust.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2005, 2004 AND 2003

5.	Investment in Local Partnerships (continued)

Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 2004 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2003	Trust's equity in loss for the year ended December 31, 2003	Adjustment to carrying value during the year ended March 30, 2004	Cash distributions received during the year ended March 30, 2004	Investment in Local Partnership balance as of March 30, 2004	Capital contributions payable as of March 30, 2004

ACP Housing Associates, L.P.	$123,804	$(82,564)	$--	$--	$41,240	$--
Creative Choice Homes VII, Ltd.	991,307	(180,159)	--	--	811,148	--
Edgewood Manor Associates, L.P.	339,369	(182,047)	(152,000) (1)	--	5,322	--
Ledge/McLaren Limited Partnership	158,117	(29,984)	(28,000) (1)	(1,500)	98,633	--
Penn Apartment Associates	--	-- (3)	--	--	--	--
SB-92 Limited Partnership	78,517	(78,517)(2)	--	--	--	--
St. Christopher’s Associates, L.P. V	502,152	(502,152)(2)	--	--	--	69,300
St. John Housing Associates, L.P.	2,416,427	(53,706)	--	(70,339)	2,292,382	--
Starved Rock - LaSalle Manor Limited Partnership	364,996	(13,322)	--	--	351,674	--
Vision Limited Dividend Housing Association Limited Partnership	515,832	(75,984)	--	--	439,848	--
	$5,490,521	$(1,198,435)	$(180,000)	$(71,839)	$4,040,247	$69,300

(1)	The Trust has adjusted the investment’s carrying value in accordance with applicable accounting guidelines.
(2)	The Trust’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(3)	Additional equity in loss of investment is not allocated to the Trust until equity in income is earned or additional investment is made by the Trust.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2005, 2004 AND 2003

5.	Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2004 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

ACP Housing Associates, L.P.	$1,483,872	$14,000	$2,505,364	$(615,602)
Creative Choice Homes VII, Ltd.	1,846,418	500,000	4,137,851	(1,149,156)
Edgewood Manor Associates, L.P.	1,827,168	53,850	3,682,905	(1,511,681)
Ledge/McLaren Limited Partnership	443,241	123,673	692,445	(203,301)
Penn Apartment Associates	963,000	13,357	1,784,922	(526,695)
SB-92 Limited Partnership	1,848,579	73,000	3,095,670	(1,266,105)
St. Christopher’s Associates, L.P. V	2,180,000	31,829	2,784,550	(1,429,936)
St. John Housing Associates, L.P.	3,793,543	74,800	8,279,308	(2,709,671)
Starved Rock - LaSalle Manor Limited Partnership	1,602,496	202,845	2,744,150	(755,950)
Vision Limited Dividend Housing Association Limited Partnership	4,263,242	179,799	6,881,846	(2,633,878)
	$20,251,559	$1,267,153	$36,589,011	$(12,801,975)

Property information for each Local Partnership as of December 31, 2003 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

ACP Housing Associates, L.P.	$1,486,837	$14,000	$2,505,364	$(555,335)
Creative Choice Homes VII, Ltd.	1,902,600	500,000	4,137,851	(1,027,680)
Edgewood Manor Associates, L.P.	1,830,826	53,850	3,682,905	(1,376,359)
Ledge/McLaren Limited Partnership	446,354	123,673	689,848	(181,956)
Penn Apartment Associates	963,000	13,357	1,784,922	(482,541)
SB-92 Limited Partnership	1,893,510	73,000	3,079,858	(1,144,600)
St. Christopher’s Associates, L.P. V	2,180,000	31,829	2,758,354	(1,327,477)
St. John Housing Associates, L.P.	3,928,708	74,800	8,279,308	(2,507,152)
Starved Rock - LaSalle Manor Limited Partnership	1,639,246	202,845	2,734,234	(676,309)
Vision Limited Dividend Housing Association Limited Partnership	4,440,102	179,799	6,857,686	(2,360,788)
	$20,711,183	$1,267,153	$36,510,330	$(11,640,197)

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2005, 2004 AND 2003

5.	Investment in Local Partnerships (continued)

The summary of property activity during the year ended December 31, 2004 is as follows:

	Balance as of December 31, 2003	Net change during the year ended December 31, 2004	Balance as of December 31, 2004

Land	$1,267,153	$--	$1,267,153
Buildings and improvements	36,510,330	78,681	36,589,011
	37,777,483	78,681	37,856,164
Accumulated depreciation	(11,640,197)	(1,161,778)	(12,801,975)
	$26,137,286	$(1,083,097)	$25,054,189

6.	Transactions with Manager and Affiliates

For the years ended March 30, 2005, 2004 and 2003, the Trust paid and/or incurred the following amounts to the Manager and/or affiliates in connection with services provided to the Trust:

	2005		2004		2003
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Management fee (see Note 8)	$146,603	$192,141	$171,026	$192,141	$170,972	$192,141

For the year ended December 31, 2002, St. Christopher paid insurance premiums of $16,237 to an insurance agency affiliate of the Manager for insurance brokerage services in connection with certain insurance coverage.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2005, 2004 AND 2003

7.	Taxable Loss

A reconciliation of the financial statement net loss of the Trust for the years ended March 30, 2005, 2004 and 2003 to the tax return net loss for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2005	2004	2003

Financial statement net loss for the years ended March 30, 2005, 2004 and 2003	$(862,968)	$(1,532,141)	$(1,585,759)

Add (less) net transactions occurring between
January 1, 2002 and March 30, 2002	--	--	(22,279)
January 1, 2003 and March 30, 2003	--	(23,894)	23,894
January 1, 2004 and March 30, 2004	(42,837)	42,837	--
January 1, 2005 and March 30, 2005	41,716	--	--
Adjusted financial statement net loss for the years ended December 31, 2004, 2003 and 2002	(864,089)	(1,513,198)	(1,584,844)

Adjustment to management fee pursuant to Internal Revenue Code Section 267	18,467	21,115	21,145

Differences arising from equity in loss of investment in local partnerships	(522,482)	59,909	163,231

Other differences	1,041	918	--
Tax return net loss for the years ended December 31, 2004, 2003 and 2002	$(1,367,063)	$(1,431,256)	$(1,400,468)

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2004 and 2003 are as follows:

	2004	2003

Investment in local partnerships - financial reporting	$3,260,746	$4,041,747
Investment in local partnerships - tax	2,070,540	3,374,023
	$1,190,206	$667,724

Payable to manager in the accompanying balance sheets represents accrued management fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2005, 2004 AND 2003

8.	Commitments and Contingencies

Pursuant to the Trust Agreement, the Trust incurs an annual management fee (“Management Fee”) payable to the Manager for its services in connection with the management of the affairs of the Trust. The annual Management Fee is equal to 0.5% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties. The Trust incurred a Management Fee of $192,141 for each of the years ended March 30, 2005, 2004 and 2003. Unpaid Management Fees in the amount of $687,795 and $642,257 are recorded as payable to manager in the accompanying balance sheets as of March 30, 2005 and 2004, respectively.

The rents of the Properties, certain of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. The Trust cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Four Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines. In addition, one Local Partnership entered into a restructuring agreement in 2005, resulting in both a higher rent subsidy (resulting in a potentially higher NOI) and lower mandatory debt service.

9.	Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

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

The estimated fair value of the Trust’s financial instruments as of March 30, 2005 and 2004 are disclosed elsewhere in the financial statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2005, 2004 AND 2003

10.	Quarterly Financial Information - Unaudited

The following is a summary of results of operations for each of the four quarters for the years indicated:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005
Total revenue	$22,199	$16,832	$13,893	$15,123
Expenses	(63,976)	(63,003)	(59,774)	(56,839)
Equity in loss of investment in local partnerships	(99,563)	(159,028)	(66,592)	(362,240)
Net loss	(141,340)	(205,199)	(112,473)	(403,956)
Net loss per unit of beneficial ownership interest	(7.50)	(10.89)	(5.97)	(21.44)

2004
Total revenue	$25,734	$26,024	$26,809	$27,877
Expenses	(58,471)	(56,586)	(74,379)	(70,714)
Equity in loss of investment in local partnerships	(190,516)	(178,326)	(112,147)	(897,446)
Net loss	(223,253)	(208,888)	(159,717)	(940,283)
Net loss per unit of beneficial ownership interest	(11.85)	(11.08)	(8.48)	(49.90)

2003
Total revenue	$30,781	$31,436	$30,435	$31,992
Expenses	(60,332)	(54,914)	(61,362)	(55,872)
Equity in loss of investment in local partnerships	(237,996)	(211,390)	(239,316)	(789,221)
Net loss	(267,547)	(234,868)	(270,243)	(813,101)
Net loss per unit of beneficial ownership interest	(14.20)	(12.46)	(14.35)	(43.15)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

As of March 30, 2005, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant’s disclosure controls and procedures were effective as of March 30, 2005, and (ii) no changes occurred during the quarter ended March 30, 2005, that materially affected, or are reasonably likely to materially affect, such internal controls.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Registrant has no officers or directors. The Manager manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The executive officers and director of the Manager are:

Served in present
Name	capacity since [1]	Position held

Richard Paul Richman	May 10, 1993	Director
David A. Salzman	February 1, 2001	President
Stephen B. Smith	May 10, 1993	Executive Vice President
Neal Ludeke	May 10, 1993	Vice President and Treasurer

1 Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.

Richard Paul Richman, age 57, is the sole Director of the Manager. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of the Manager and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of the Manager and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credit Properties Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties L.P., a director of Richman Tax Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties II L.P. and a director of Richman Housing Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties III L.P.

Stephen B. Smith, age 61, is the Executive Vice President of the Manager. Mr. Smith is responsible for marketing and investment program development for Richman Group. From 1989 until joining Richman Group in 1993, Mr. Smith was an independent advisor to developers, lenders and institutional investors on matters related to real estate investments.

David A. Salzman, age 44, is the President of the Manager and is a stockholder and the President of Richman Group. Mr. Salzman has been employed by Richman Group since October 1986 and is responsible for the acquisition of residential real estate for syndication for Richman Group.

Neal Ludeke, age 47, is a Vice President and the Treasurer of the Manager. Mr. Ludeke, the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. ("RAM"), an affiliate of the Manager. Mr. Ludeke's responsibilities in connection with RAM include various partnership management functions.

Registrant is not aware of any family relationship between its director and executive officers noted herein Item 10.

Registrant is not aware of the involvement in certain legal proceedings with respect to the director and executive officers noted herein Item 10.

Mr. Richman, the sole Director of the Manager, Mr. Ludeke and Charles Krafnick, Assistant Treasurer of the Manager, represent the audit committee of the Registrant. Mr. Richman is deemed to be an audit committee financial expert and is not independent of the Registrant.

The Board of Director of the Manager has adopted a code of ethics for senior financial officers of the Registrant, applicable to the Registrant's principal financial officer and comptroller or principal accounting officer, or persons performing similar functions. The Registrant will provide to any person without charge a copy of such code of ethics upon written request to the General Partner at 340 Pemberwick Road, Greenwich, Connecticut 06831, Attention: Secretary.

Item 11. Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of the Manager any remuneration. During the year ended March 30, 2005, the Manager did not pay any remuneration to any of its officers or its director.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Affiliates of Everest Properties, Inc., having the mailing address 199 S. Los Robles Avenue, Suite 200, Pasadena, California 91101, are the owners of 2,204 Units, representing approximately 11.8% of all such Units. As of May 31, 2005, no person or entity, other than affiliates of Everest Properties, Inc., was known by Registrant to be the beneficial owner of more than five percent of the Units. The majority owner of the Manager is Richard Paul Richman.

Item 13. Certain Relationships and Related Transactions

The Manager and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 6 and 8 to the audited financial statements included in Item 8 - "Financial Statements and Supplementary Data” herein.

Transactions with Manager and Affiliates

The net tax loss and Low-income Tax Credits generated by Registrant during the year ended December 31, 2004 allocated to the Manager were $13,671 and $18,747, respectively.

Indebtedness of Management

No officer or director of the Manager or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2005.

Item 14. Principal Accountant Fees and Services

The audit fees for Registrant for the years ended March 30, 2005 and 2004 were $22,854 and $22,043, respectively, while the tax fees for Registrant for each of the years ended March 30, 2005 and 2004 were $5,000. There were no other accounting fees incurred by Registrant in fiscal 2005 and fiscal 2004. The audit committee approved all fiscal 2005 and fiscal 2004 accounting fees.

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

(3)	Exhibits

Incorporated by
	Exhibit	Reference to
10.1	Credit Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.1 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)
10.2	Security and Pledge Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.2 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)
10.3	Cash Collateral Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.3 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)
10.4	Promissory Note dated December 27, 1993 from Trust to Citibank N.A.	Exhibit 10.4 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)
10.5	Tri-Party Agreement dated as of December 27, 1993 between Trust, Citibank N.A. and United States Trust Company of New York	Exhibit 10.5 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)
10.6	ACP Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated September 29, 1995 (File No. 0-24600)
10.7	Creative Choice Homes VII, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated December 30, 1994 (File No. 0-24600)
10.8	Edgewood Manor Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-K Report dated March 30, 1994 (File No. 33-58032)
10.9	Ledge / McLaren Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated December 30, 1994 (File No. 0-24600)
10.10	Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.7 to Form 10-K Report dated March 30, 1994 (File No. 33-58032)

Incorporated by
	Exhibit	Reference to
10.11	First Amendment to Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-K Report dated March 30, 1994 (File No. 33-58032)
10.12	Second Amendment to Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.9 to Form 10-K Report dated March 30, 1994 (File No. 33-58032)
10.13	SB-92 Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)
10.14	St. Christopher's Associates, L.P. V Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated June 29, 1994 (File No. 33-58032)
10.15	St. John Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.7 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)
10.16	Starved Rock - LaSalle Manor Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated September 29, 1995 (File No. 0-24600)
10.17	Vision Limited Dividend Housing Association Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report dated December 30, 1994 (File No. 0-24600)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
99.1	Pages 11 through 21, 26 through 48 and 63 through 65 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.1 to Form 10-K Report dated March 30, 1994 (File No. 33-58032)
99.2	Supplement No. 2 dated November 16, 1993 to Prospectus	Exhibit 28.1 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)
99.3	Supplement No. 3 dated November 23, 1994 to Prospectus	Exhibit 99.3 to Form 10-K Report dated March 30, 1995 (File No. 0-24600)
99.4	Supplement No. 4 dated December 28, 1994 to Prospectus	Exhibit 99.4 to Form 10-K Report dated March 30, 1995 (File No. 0-24600)
99.5	December 31, 1995 financial statements of St. John Housing Associates, L.P. pursuant to Title 17, Code of Federal Regulations, Section 210.3-9	Exhibit 99.5 to Form 10-K Report dated March 30, 1996 (File No. 0-24600)

Incorporated by
	Exhibit	Reference to
99.6	December 31, 1996 financial statements of St. John Housing Associates, L.P. pursuant to Title 17, Code of Federal Regulations	Exhibit 99.6 to Form 10-K Report dated March 30, 1997 (File No. 0-24600)
99.7	December 31, 1997 financial statements of St. John Housing Associates, L.P. pursuant to Title 17, Code of Federal Regulations	Exhibit 99.7 to Form 10-K Report dated March 30, 1998 (File No. 0-24600)
99.8	December 31, 1998 financial statements of St. John Housing Associates, L.P. pursuant to Title 17, Code of Federal Regulations	Exhibit 99.8 to Form 10-K Report dated March 30, 1999 (File No. 0-24600)
99.9	December 31, 1999 financial statements of St. John Housing Associates, L.P. pursuant to Title 17, Code of Federal Regulations	Exhibit 99.9 to Form 10-K Report dated March 30, 2000 (File No. 0-24600)
99.10	Independent Auditor’s Report of ACP Housing Associates, L.P.
99.11	Independent Auditors’ Report of Creative Choice Homes VII, LTD
99.12	Report of Independent Registered Public Accounting Firm of Vision L.D.H.A. Limited Partnership

(b)	Exhibits

See (a)(3) above.

(c)	Financial Statement Schedules

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT TRUST, a Delaware statutory business trust Series I

By:	Richman American Credit Corp., The Manager

Date: August 11, 2005	/s/ David Salzman

David Salzman Chief Executive Officer

Date: August 11, 2005	/s/ Neal Ludeke

Neal Ludeke Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Salzman	Chief Executive Officer of the Manager	August 11, 2005
(David Salzman)

/s/ Neal Ludeke	Chief Financial Officer of the Manager	August 11, 2005
(Neal Ludeke)