Form 10-Q
period 2005-06-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 2005-08-15
CIK 897315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2005

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number: 0-24600

                      American Tax Credit Trust, a Delaware
                       statutory business trust Series I
               --------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                              06-6385350
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


Richman American Credit Corp.
340 Pemberwick Road
Greenwich, Connecticut                                            06831
----------------------------------------                      --------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900
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

Yes   X    No
    -----     ------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes         No   X
    ------     -----

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Table of Contents                                                          Page
-----------------                                                          ----

Balance Sheets.............................................................  3

Statements of Operations...................................................  4

Statements of Cash Flows...................................................  5

Notes to Financial Statements..............................................  7

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                June 29,      March 30,
                                                                      Notes       2005          2005
                                                                      -----   -----------    -----------
ASSETS

Cash and cash equivalents                                                     $ 1,437,708    $ 1,430,592
Restricted cash                                                         3          73,372         98,676
Investments in bonds                                                    2         485,439        487,038
Investment in local partnerships                                        3       3,230,213      3,260,746
Interest receivable                                                                11,022          8,251
                                                                              -----------    -----------
                                                                              $ 5,237,754    $ 5,285,303
                                                                              ===========    ===========

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                      $    37,026    $    29,854
   Payable to manager                                                             733,532        687,795
   Capital contributions payable                                        3           6,038         31,758
   Interest payable                                                     3          67,334         66,918
                                                                              -----------    -----------
                                                                                  843,930        816,325
                                                                              -----------    -----------
Commitments and contingencies                                           3

Owners' equity (deficit)

   Manager                                                                       (120,114)      (119,369)
   Beneficial owners (18,654 units of beneficial ownership interest
     outstanding)                                                               4,496,912      4,570,675
   Accumulated other comprehensive income, net                          2          17,026         17,672
                                                                              -----------    -----------
                                                                                4,393,824      4,468,978
                                                                              -----------    -----------
                                                                              $ 5,237,754    $ 5,285,303
                                                                              ===========    ===========



                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 29, 2005 AND 2004
                                   (UNAUDITED)

                                                                        Notes        2005             2004
                                                                        -----     ---------        ---------
REVENUE

Interest                                                                          $  17,119        $  22,199
                                                                                  ---------        ---------

TOTAL REVENUE                                                                        17,119           22,199
                                                                                  ---------        ---------


EXPENSES

Management fee                                                                       48,036           48,036
Professional fees                                                                     8,577           10,276
Printing, postage and other                                                           4,481            5,664
                                                                                  ---------        ---------
TOTAL EXPENSES                                                                       61,094           63,976
                                                                                  ---------        ---------

                                                                                    (43,975)         (41,777)

Equity in loss of investment in local partnerships                        3         (30,533)         (99,563)
                                                                                  ---------        ---------

NET LOSS                                                                            (74,508)        (141,340)

Other comprehensive loss, net                                             2            (646)         (26,584)
                                                                                  ---------        ---------

COMPREHENSIVE LOSS                                                                $ (75,154)       $(167,924)
                                                                                  =========        =========

NET LOSS ATTRIBUTABLE TO

  Manager                                                                         $    (745)       $  (1,413)
  Beneficial owners                                                                 (73,763)        (139,927)
                                                                                  ---------        ---------

                                                                                  $ (74,508)       $(141,340)
                                                                                  =========        =========
NET LOSS per unit of beneficial ownership interest (18,654 units of
  beneficial ownership interest)                                                  $   (3.95)       $   (7.50)
                                                                                  =========        =========





                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 29, 2005 AND 2004
                                   (UNAUDITED)

                                                                 2005                2004
                                                              -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                             $    15,717        $    27,862
Cash paid for
   management fee                                                  (2,299)           (28,575)
   professional fees                                               (1,405)           (30,355)
   printing, postage and other expenses                            (4,481)            (2,643)
                                                              -----------        -----------
Net cash provided by (used in) operating activities                 7,532            (33,711)
                                                              -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                                            92,078
Contributions to local partnerships                               (25,720)
Transfer from (to) restricted cash                                 25,304                 (7)
Proceeds from maturities/redemptions and sales of bonds                              400,000
                                                              -----------        -----------

Net cash provided by (used in) investing activities                  (416)           492,071
                                                              -----------        -----------

Net increase in cash and cash equivalents                           7,116            458,360

Cash and cash equivalents at beginning of period                1,430,592            443,726
                                                              -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 1,437,708        $   902,086
                                                              ===========        ===========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net                  $      (646)       $   (26,584)
                                                              ===========        ===========


--------------------------------------------------------------------------------
             See reconciliation of net loss to net cash provided by
                   (used in) operating activities on page 6.

                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                     STATEMENTS OF CASH FLOWS - (Continued)
                    THREE MONTHS ENDED JUNE 29, 2005 AND 2004
                                   (UNAUDITED)

                                                                                          2005             2004
                                                                                        ---------        ---------
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net loss                                                                                $ (74,508)       $(141,340)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

     Equity in loss of investment in local partnerships                                    30,533           99,563
     Amortization of net premium on investments in bonds                                      953            1,091
     Gain on redemptions and sales of bonds                                                                   (142)
     Decrease (increase) in interest receivable                                            (2,771)           4,707
     Increase (decrease) in accounts payable and accrued expenses                           7,172          (17,058)

     Increase in payable to manager                                                        45,737           19,461
     Increase in interest payable                                                             416                7
                                                                                        ---------        ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     $   7,532        $ (33,711)
                                                                                        =========        =========



                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 2005
                                   (UNAUDITED)

1.   Basis of Presentation

     The  accompanying  unaudited  financial  statements  have been  prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2005 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2005 are not necessarily indicative of the results that may be expected for the entire year.

     Certain prior period Local Partnership amounts reflected in Note 3 have been reclassified to conform to the current period presentation.

2.   Investments in Bonds

     As of June 29, 2005, certain information concerning investments in bonds is as follows:

                                                             Gross         Gross
                                           Amortized       unrealized    unrealized     Estimated
Description and maturity                      cost           gains         losses       fair value
------------------------                   ---------       ----------    ----------     ----------

Corporate debt securities
   Within one year                          $219,124       $  3,009       $     --       $222,133
   After one year through five years         246,090         13,546             --        259,636
   After five years through ten years          3,199            471             --          3,670
                                            --------       --------       --------       --------
                                            $468,413       $ 17,026       $     --       $485,439
                                            ========       ========       ========       ========

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2005
                                   (UNAUDITED)

3.   Investment in Local Partnerships

     The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships and has committed to make capital contribution payments in the aggregate amount of $14,741,864, of which the Trust has paid $14,735,826 and $6,038 is outstanding as of June 29, 2005. Restricted cash in the accompanying balance sheet as of June 29, 2005 represents such outstanding capital contribution along with accrued interest of $67,334 on an outstanding capital contribution. The outstanding capital contribution is payable upon a certain Local Partnership's satisfaction of specified conditions. As of March 31, 2005, the Local Partnerships have outstanding mortgage loans payable totaling approximately $21,520,000 and accrued interest payable on such loans totaling approximately $2,637,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the three months ended June 29, 2005, the investment in local partnerships activity consists of the following:

       Investment in local partnerships as of March 30, 2005      $ 3,260,746

       Equity in loss of investment in local partnerships             (30,533)*
                                                                  -----------
       Investment in local partnerships as of June 29, 2005       $ 3,230,213
                                                                  ===========

     *Equity in loss of investment in local partnerships is limited to the Trust's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $244,554 for the three months ended March 31, 2005 as reflected in the combined statement of operations of the Local Partnership reflected herein Note 3.

     The combined unaudited balance sheets of the Local Partnerships as of March 31, 2005 and December 31, 2004 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2005 and 2004 are reflected on pages 9 and 10, respectively.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2005
                                   (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of March 31, 2005 and December 31, 2004 are as follows:

                                                                                    March 31,         December 31,
                                                                                     2005                 2004
                                                                                 ------------        ------------
ASSETS

Cash and cash equivalents                                                        $    380,828        $    382,636
Rents receivable                                                                       30,674              37,289
Capital contributions receivable                                                       31,758              31,758
Escrow deposits and reserves                                                        2,821,469           1,412,395
Land                                                                                1,267,153           1,267,153
Buildings and improvements (net of accumulated depreciation of
  $13,093,836 and $12,801,975)                                                     23,526,934          23,787,036
Intangible assets (net of accumulated amortization of $171,582
  and $190,279)                                                                       237,426             221,763
Other assets                                                                          385,094             330,890
                                                                                 ------------        ------------
                                                                                 $ 28,681,336        $ 27,470,920
                                                                                 ============        ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                                          $    763,902        $    830,933
  Due to related parties                                                              834,761             628,139
  Mortgage loans                                                                   21,520,011          20,251,559
  Notes payable                                                                       100,000             100,000
  Accrued interest                                                                  2,637,368           2,566,812
  Other liabilities                                                                   157,840             147,948
                                                                                 ------------        ------------
                                                                                   26,013,882          24,525,391
                                                                                 ------------        ------------
Partners' equity (deficit)

  American Tax Credit Trust, Series I
    Capital contributions, net of distributions (includes receivable of
       $31,758)                                                                    14,043,191          14,043,191
    Cumulative loss                                                                (9,634,479)         (9,603,946)
                                                                                 ------------        ------------
                                                                                    4,408,712           4,439,245
                                                                                 ------------        ------------
  General partners and other limited partners
    Capital contributions, net of distributions                                       474,338             474,338
    Cumulative loss                                                                (2,215,596)         (1,968,054)
                                                                                 ------------        ------------

                                                                                   (1,741,258)         (1,493,716)
                                                                                 ------------        ------------

                                                                                    2,667,454           2,945,529
                                                                                 ------------        ------------

                                                                                 $ 28,681,336        $ 27,470,920
                                                                                 ============        ============

                                            AMERICAN TAX CREDIT TRUST,
                                        a Delaware statutory business trust
                                                     Series I
                                    NOTES TO FINANCIAL STATEMENTS - (Continued)
                                                   JUNE 29, 2005
                                                    (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three months ended March 31, 2005 and 2004 are as follows:

                                                                           2005               2004
                                                                       -----------        -----------

REVENUE

Rental                                                                 $ 1,046,328        $ 1,026,914
Interest and other                                                          37,222             21,555
                                                                       -----------        -----------

TOTAL REVENUE                                                            1,083,550          1,048,469
                                                                       -----------        -----------

EXPENSES

Administrative                                                             234,516            258,588
Utilities                                                                  216,053            187,511
Operating and maintenance                                                  257,519            247,718
Taxes and insurance                                                        137,104            112,492
Financial                                                                  221,086            229,634
Depreciation and amortization                                              295,347            305,825
                                                                       -----------        -----------

TOTAL EXPENSES                                                           1,361,625          1,341,768
                                                                       -----------        -----------

NET LOSS                                                               $  (278,075)       $  (293,299)
                                                                       ===========        ===========


NET LOSS ATTRIBUTABLE TO

   American Tax Credit Trust, Series I                                 $   (30,533)       $   (99,563)
   General partners and other limited partners, which includes
     $244,554 and $190,797 of Trust loss in excess of investment          (247,542)          (193,736)
                                                                       -----------        -----------
                                                                       $  (278,075)       $  (293,299)
                                                                       -----------        -----------

     The combined results of operations of the Local Partnerships for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for an entire operating period.

4.   Additional Information

     Additional  information,  including  the audited  March 30, 2005  Financial
     Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Trust's Annual Report on Form 10-K for the fiscal year ended March 30, 2005 on file with the Securities and Exchange Commission.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 2005, American Tax Credit Trust (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2005. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the "Local Partnerships"), which own low-income multifamily residential complexes (the "Properties") that qualify for the low-income tax credit in accordance with
Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the three months ended June 29, 2005, Registrant received cash from interest revenue and utilized cash for operating expenses and making capital contributions to a Local Partnership. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $6,000 during the three months ended June 29, 2005 (which includes a net unrealized loss on investments in bonds of approximately $1,000 and the amortization of net premium on investments in bonds of approximately $1,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 2005, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 2005 of $30,533. Payable to manager in the accompanying balance sheet as of June 29, 2005 represents deferred management fees.

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

Registrant's operations for the three months ended June 29, 2005 and 2004 resulted in net losses of $74,508 and $141,340, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $69,000, which decrease is primarily attributable to an increase in the nonrecognition of losses in accordance with the equity method of accounting, partially offset by an increase in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive loss for the three months ended June 29, 2005 and 2004 resulted from a net unrealized loss on investments in bonds of $646 and $26,584, respectively.

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' net loss of approximately $278,000 for the three months ended March 31, 2005 was attributable to rental and other revenue of approximately $1,084,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $1,067,000 and approximately $295,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $293,000 for the three months ended March 31, 2004 was attributable to rental and other revenue of approximately $1,048,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $1,035,000 and approximately $306,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected in future periods.

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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

St. Christopher's Associates, L.P. V ("St. Christopher") reported an operating deficit of approximately $54,000 for the three months ended March 31, 2005 and withdrew $20,000 from an operating reserve during such period to fund cumulative operating deficits. St. Christopher has a remaining operating reserve of approximately $214,000 as of March 31, 2005. In addition, Registrant is holding unpaid capital contributions and accrued interest thereon totaling approximately $73,000 as of June 29, 2005. There is no Mandatory Debt Service and the Local General Partner represents that payments on the real estate taxes are current. St. Christopher generated approximately $198.5 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2004.

SB-92 Limited Partnership ("SB-92") reported an operating deficit of approximately $27,000 for the three months ended March 31, 2005. The Local General Partner represents that payments on the mortgage and real estate taxes are current. In February 2005, SB-92 underwent a mark-to-market restructuring under applicable HUD guidelines resulting in an annual decrease in mandatory debt service of approximately $75,000 effective April 1, 2005. SB-92 generated approximately $78.8 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2004.

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

      o Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46 - Revised ("FIN 46R"), "Consolidation of Variable Interest Entities," because Registrant is not considered the primary beneficiary.

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

                           AMERICAN TAX CREDIT TRUST,
                       a Delaware statutory business trust
                                    Series I

Item 4.  Controls and Procedures

As of June 29, 2005, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that such disclosure controls and procedures were effective as of June 29, 2005. No changes occurred during the quarter ended June 29, 2005 that materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

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

                                            AMERICAN TAX CREDIT TRUST,
                                            a Delaware statutory business trust
                                            Series I

                                            By:  Richman American Credit Corp.,
                                                 The Manager

Dated: August 15, 2005                      /s/  David Salzman
                                            ------------------------------------
                                            by:  David Salzman
                                                 Chief Executive Officer

Dated: August 15, 2005                      /s/  Neal Ludeke
                                            ------------------------------------
                                            by:  Neal Ludeke
                                                 Chief Financial Officer