Form 10-Q
period 2005-09-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 2005-11-14
CIK 897315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 29, 2005
                               ------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number: 0-24600

         AMERICAN TAX CREDIT TRUST, A DELAWARE STATUTORY BUSINESS TRUST
                                    SERIES I
             (Exact name of Registrant as specified in its charter)

       DELAWARE                                              06-6385350
------------------------------------------------        -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

     RICHMAN AMERICAN CREDIT CORP.
        340 PEMBERWICK ROAD
       GREENWICH, CONNECTICUT                                  06831
----------------------------------------                 --------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (203) 869-0900
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

Yes  |X|     No   |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  |_|     No   |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  |_|     No   |X|

                           AMERICAN TAX CREDIT TRUST,
                       A DELAWARE STATUTORY BUSINESS TRUST
                                    SERIES I

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TABLE OF CONTENTS                                                      PAGE
-----------------                                                      ----

Balance Sheets............................................................3

Statements of Operations..................................................4

Statements of Cash Flows..................................................5

Notes to Financial Statements.............................................7

                           AMERICAN TAX CREDIT TRUST,
                       A DELAWARE STATUTORY BUSINESS TRUST
                                    SERIES I
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                SEPTEMBER 29,    MARCH 30,
                                                                     NOTES         2005            2005
                                                                    -----------  -----------    -----------
ASSETS

Cash and cash equivalents                                                       $ 1,423,917    $ 1,430,592
Restricted cash                                                         3            66,130         98,676
Investments in bonds                                                    2           479,273        487,038
Investment in local partnerships                                        3         3,186,670      3,260,746
Interest receivable                                                                   8,160          8,251
                                                                                -----------    -----------

                                                                                $ 5,164,150    $ 5,285,303
                                                                                ===========    ===========

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                        $    19,950    $    29,854
   Payable to manager and affiliates                                                779,283        687,795
   Capital contributions payable                                                                    31,758
   Interest payable                                                     3            66,130         66,918
                                                                                -----------    -----------

                                                                                    865,363        816,325
                                                                                -----------    -----------

Commitments and contingencies                                          3,4

Owners' equity (deficit)

   Manager                                                                         (121,012)      (119,369)
   Beneficial owners (18,654 units of beneficial ownership interest
     outstanding)                                                                 4,407,986      4,570,675
   Accumulated other comprehensive income, net                          2            11,813         17,672
                                                                                -----------    -----------

                                                                                  4,298,787      4,468,978
                                                                                -----------    -----------
                                                                                $ 5,164,150    $ 5,285,303
                                                                                ===========    ===========

                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       A DELAWARE STATUTORY BUSINESS TRUST
                                    SERIES I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS      SIX MONTHS        THREE MONTHS         SIX MONTHS
                                                        ENDED             ENDED              ENDED               ENDED
                                      NOTES          SEPTEMBER 29,    SEPTEMBER 29,      SEPTEMBER 29,      SEPTEMBER 29,
                                                        2005              2005               2004                2004
                                  --------------  ---------------    ---------------    ---------------    ---------------
REVENUE

Interest                                          $        19,650    $        36,769    $        16,832    $        39,031
                                                  ---------------    ---------------    ---------------    ---------------

TOTAL REVENUE                                              19,650             36,769             16,832             39,031
                                                  ---------------    ---------------    ---------------    ---------------

EXPENSES

Management fee                                             48,035             96,071             48,035             96,071
Professional fees                                          14,039             22,616             14,589             24,865
Printing, postage and other                                 3,857              8,338                379              6,043
                                                  ---------------    ---------------    ---------------    ---------------

TOTAL EXPENSES                                             65,931            127,025             63,003            126,979
                                                  ---------------    ---------------    ---------------    ---------------

                                                          (46,281)           (90,256)           (46,171)           (87,948)

Equity in loss of investment in local
  partnerships                          3                 (43,543)           (74,076)          (159,028)          (258,591)
                                                  ---------------    ---------------    ---------------    ---------------

NET LOSS                                                  (89,824)          (164,332)          (205,199)          (346,539)

Other comprehensive loss                2                  (5,213)            (5,859)            (3,924)           (30,508)
                                                  ---------------    ---------------    ---------------    ---------------

COMPREHENSIVE LOSS                                $       (95,037)   $      (170,191)   $      (209,123)   $      (377,047)
                                                  ===============    ===============    ===============    ===============

NET LOSS ATTRIBUTABLE TO

  Manager                                         $          (898)   $        (1,643)   $        (2,052)   $        (3,465)
  Beneficial owners                                       (88,926)          (162,689)          (203,147)          (343,074)
                                                  ---------------    ---------------    ---------------    ---------------

                                                  $       (89,824)   $      (164,332)   $      (205,199)   $      (346,539)
                                                  ===============    ===============    ===============    ===============
NET LOSS per unit of beneficial
  ownership interest (18,654 units of
  beneficial ownership interest)                  $         (4.77)   $         (8.72)   $        (10.89)   $        (18.39)
                                                  ===============    ===============    ===============    ===============

                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       A DELAWARE STATUTORY BUSINESS TRUST
                                    SERIES I
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 2005 AND 2004
                                   (UNAUDITED)

                                                               2005           2004
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                         $    37,978    $    55,984
Cash paid for
   management fee                                              (4,583)       (56,639)
   professional fees                                          (35,846)       (37,981)
   printing, postage and other expenses                        (5,012)        (2,638)
                                                          -----------    -----------

Net cash used in operating activities                          (7,463)       (41,274)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                                    92,078
Capital contributions to local partnerships                   (31,758)       (30,042)
Transfer from restricted cash                                  32,546         29,817
Proceeds from maturities/redemptions and sales of bonds                      800,000
                                                          -----------    -----------

Net cash provided by investing activities                         788        891,853
                                                          -----------    -----------

Net increase (decrease) in cash and cash equivalents           (6,675)       850,579

Cash and cash equivalents at beginning of period            1,430,592        443,726
                                                          -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 1,423,917    $ 1,294,305
                                                          ===========    ===========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net              $    (5,859)   $   (30,508)
                                                          ===========    ===========

See reconciliation of net loss to net cash used in operating  activities on page
6.


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       A DELAWARE STATUTORY BUSINESS TRUST
                                    SERIES I
                     STATEMENTS OF CASH FLOWS - (CONTINUED)
                  SIX MONTHS ENDED SEPTEMBER 29, 2005 AND 2004
                                   (UNAUDITED)

                                                                            2005               2004
                                                                      ---------------    ---------------
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss                                                              $      (164,332)   $      (346,539)

Adjustments to reconcile net loss to net cash used in operating activities

     Equity in loss of investment in local partnerships                        74,076            258,591
     Amortization of net premium on investments in bonds                        1,906              2,055
     Decrease in interest receivable                                               91             14,673
     Decrease in accounts payable and accrued expenses                         (9,904)            (9,711)
     Increase in payable to manager and affiliates                             91,488             39,432
     Increase (decrease) in interest payable                                     (788)               225
                                                                      ---------------    ---------------
NET CASH USED IN OPERATING ACTIVITIES                                 $        (7,463)   $       (41,274)
                                                                      ===============    ===============


                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                       A DELAWARE STATUTORY BUSINESS TRUST
                                    SERIES I
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2005
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The  accompanying  unaudited  financial  statements  have been  prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2005 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended September 29, 2005 are not necessarily indicative of the results that may be expected for the entire year.

     Certain prior period Local Partnership amounts reflected in Note 3 have been reclassified to conform to the current period presentation.

2.   INVESTMENTS IN BONDS

     As of September 29, 2005, certain information concerning investments in bonds is as follows:

                                                             Gross           Gross
                                            Amortized      unrealized     unrealized      Estimated
     Description and maturity                  cost          gains          losses       fair value
     ------------------------              ------------   ------------   ----------     ------------
     Corporate debt securities
     Within one year                       $    219,082   $      1,435   $         --   $    220,517
     After one year through five years          245,187          9,991             --        255,178
     After five years through ten years           3,191            387             --          3,578
                                           ------------   ------------   ------------   ------------
                                           $    467,460   $     11,813   $         --   $    479,273
                                           ============   ============   ============   ============

                           AMERICAN TAX CREDIT TRUST,
                       A DELAWARE STATUTORY BUSINESS TRUST
                                    SERIES I
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 29, 2005
                                   (UNAUDITED)

3.   INVESTMENT IN LOCAL PARTNERSHIPS

     The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships and has committed to make capital contribution payments in the aggregate amount of $14,741,864, of which all has been paid as of September 29, 2005. Restricted cash in the accompanying balance sheet as of September 29, 2005 represents accrued interest of $66,130 on a previously outstanding capital contribution payable to a Local Partnership. As of June 30, 2005, the Local Partnerships have outstanding mortgage loans payable totaling approximately $21,407,000 and accrued interest payable on such loans totaling approximately $2,584,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the six months ended September 29, 2005, the investment in local partnerships activity consists of the following:

     Investment in local partnerships as of March 30, 2005     $     3,260,746

     Equity in loss of investment in local partnerships                (74,076)*
                                                               ---------------

     Investment in local partnerships as of September 29, 2005 $     3,186,670
                                                               ===============


     *Equity in loss of investment in local partnerships is limited to the Trust's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $440,425 for the six months ended June 30, 2005 as reflected in the combined statement of operations of the Local Partnership reflected herein Note 3.

     The combined unaudited balance sheets of the Local Partnerships as of June 30, 2005 and December 31, 2004 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2005 and 2004 are reflected on pages 9 and 10, respectively.

                           AMERICAN TAX CREDIT TRUST,
                       A DELAWARE STATUTORY BUSINESS TRUST
                                    SERIES I
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 29, 2005
                                   (UNAUDITED)

3.   INVESTMENT IN LOCAL PARTNERSHIPS (CONTINUED)

     The combined balance sheets of the Local Partnerships as of June 30, 2005 and December 31, 2004 are as follows:

                                                                                      JUNE 30,          DECEMBER 31,
                                                                                        2005               2004
                                                                                  ---------------    ---------------
     ASSETS

     Cash and cash equivalents                                                    $       372,615    $       382,636
     Rents receivable                                                                      65,286             37,289
     Capital contributions receivable                                                       6,038             31,758
     Escrow deposits and reserves                                                       2,719,400          1,412,395
     Land                                                                               1,267,153          1,267,153
     Buildings and improvements (net of accumulated depreciation of $13,386,045
       and $12,801,975)                                                                23,245,453         23,787,036

     Intangible assets (net of accumulated amortization of $175,397
       and $190,279)                                                                      234,631            221,763
     Other assets                                                                         353,012            330,890
                                                                                  ---------------    ---------------

                                                                                  $    28,263,588    $    27,470,920
                                                                                  ===============    ===============

     LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

     Liabilities

       Accounts payable and accrued expenses                                      $       672,013    $       830,933
       Due to related parties                                                             922,696            628,139
       Mortgage loans                                                                  21,407,452         20,251,559
       Notes payable                                                                      100,000            100,000
       Accrued interest                                                                 2,583,727          2,566,812
       Other liabilities                                                                  151,884            147,948
                                                                                  ---------------    ---------------

                                                                                       25,837,772         24,525,391
                                                                                  ---------------    ---------------
     Partners' equity (deficit)

       American Tax Credit Trust, Series I
         Capital contributions, net of distributions (includes receivable of
            $6,038 and $31,758)                                                        14,043,191         14,043,191
         Cumulative loss                                                               (9,678,022)        (9,603,946)
                                                                                  ---------------    ---------------

                                                                                        4,365,169          4,439,245
                                                                                  ---------------    ---------------
       General partners and other limited partners
         Capital contributions, net of distributions                                      474,338            474,338
         Cumulative loss                                                               (2,413,691)        (1,968,054)
                                                                                  ---------------    ---------------

                                                                                                          (1,493,716)
                                                                                  ---------------    ---------------

                                                                                        2,425,816          2,945,529
                                                                                  ---------------    ---------------

                                                                                  $    28,263,588    $    27,470,920
                                                                                  ===============    ===============

                                AMERICAN TAX CREDIT TRUST,
                       A DELAWARE STATUTORY BUSINESS TRUST
                                    SERIES I
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 29, 2005
                                   (UNAUDITED)

3.   INVESTMENT IN LOCAL PARTNERSHIPS (CONTINUED)

     The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2005 and 2004 are as follows:

                                                     THREE MONTHS        SIX MONTHS        THREE MONTHS         SIX MONTHS
                                                         ENDED              ENDED             ENDED                ENDED
                                                        JUNE 30,           JUNE 30,          JUNE 30,             JUNE 30,
                                                         2005               2005              2004                 2004
                                                    ---------------    ---------------    ---------------    ---------------
     REVENUE
     Rental                                        $     1,060,563    $     2,106,891    $     1,020,177    $     2,047,091
     Interest and other                                     37,047             74,269             42,174             63,729
                                                   ---------------    ---------------    ---------------    ---------------

     TOTAL REVENUE                                       1,097,610          2,181,160          1,062,351          2,110,820
                                                   ---------------    ---------------    ---------------    ---------------

     EXPENSES

     Administrative                                        242,235            476,751            252,426            464,598
     Utilities                                             160,612            376,665            200,922            388,433
     Operating and maintenance                             258,771            516,290            279,220            526,938
     Taxes and insurance                                   156,384            293,488            112,492            271,400
     Financial                                             225,222            446,308            220,965            450,599
     Depreciation and amortization                         296,024            591,371            305,928            611,753
                                                   ---------------    ---------------    ---------------    ---------------

     TOTAL EXPENSES                                      1,339,248          2,700,873          1,371,953          2,713,721
                                                   ---------------    ---------------    ---------------    ---------------

     NET LOSS                                      $      (241,638)   $      (519,713)   $      (309,602)   $      (602,901)
                                                   ===============    ===============    ===============    ===============

     NET LOSS ATTRIBUTABLE TO

        American Tax Credit Trust, Series I        $       (43,543)   $       (74,076)   $      (159,028)   $      (258,591)
        General partners and other limited
          partners, which includes Trust loss in
          excess of investment of $195,871,
          $440,425, $147,472 and $338,269                 (198,095)          (445,637)          (150,574)          (344,310)
                                                   ---------------    ---------------    ---------------    ---------------

                                                   $      (241,638)   $      (519,713)   $      (309,602)   $      (602,901)
                                                   ===============    ===============    ===============    ===============

      The combined results of operations of the Local Partnerships for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for an entire operating period.

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

                           AMERICAN TAX CREDIT TRUST,
                       A DELAWARE STATUTORY BUSINESS TRUST
                                    SERIES I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition

As of September 29, 2005, American Tax Credit Trust (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2005. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the "Local Partnerships"), which own low-income multifamily residential complexes (the "Properties") that qualify for the low-income tax credit in accordance with
Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the six months ended September 29, 2005, Registrant received cash from interest revenue and utilized cash for operating expenses and making capital contributions to a Local Partnership. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $14,000 during the six months ended September 29, 2005 (which includes a net unrealized loss on investments in bonds of approximately $6,000 and the amortization of net premium on investments in bonds of approximately $2,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 2005, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 2005 of $74,076. Payable to manager in the accompanying balance sheet as of September 29, 2005 represents deferred management fees.

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

Registrant's operations for the three months ended September 29, 2005 and 2004 resulted in net losses of $89,824 and $205,199, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $115,000, which decrease is primarily attributable to an increase in the nonrecognition of losses in accordance with the equity method of accounting and a decrease in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive loss for the three months ended September 29, 2005 and 2004 resulted from a net unrealized loss on investments in bonds of $5,213 and $3,924, respectively.

The Local Partnerships' net loss of approximately $242,000 for the three months ended June 30, 2005 was attributable to rental and other revenue of approximately $1,097,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $1,043,000 and approximately $296,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $310,000 for the three months ended June 30, 2004 was attributable to rental and other revenue of approximately $1,062,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $1,066,000 and approximately $306,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected in future periods.

                           AMERICAN TAX CREDIT TRUST,
                       A DELAWARE STATUTORY BUSINESS TRUST
                                    SERIES I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Registrant's operations for the six months ended September 29, 2005 and 2004 resulted in net losses of $164,332 and $346,539, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $185,000, which decrease is primarily attributable to an increase in the nonrecognition of losses in accordance with the equity method of accounting and a decrease in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive loss for the six months ended September 29, 2005 and 2004 resulted from a net unrealized loss on investments in bonds of $5,859 and $30,508, respectively.

The Local Partnerships' net loss of approximately $520,000 for the six months ended June 30, 2005 was attributable to rental and other revenue of approximately $2,181,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,110,000 and approximately $591,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $603,000 for the six months ended June 30, 2004 was attributable to rental and other revenue of approximately $2,111,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,102,000 and approximately $612,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected in future periods.

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

                           AMERICAN TAX CREDIT TRUST,
                       A DELAWARE STATUTORY BUSINESS TRUST
                                    SERIES I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the six months ended June 30, 2005, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

St. Christopher's Associates, L.P. V ("St. Christopher") reported an operating deficit of approximately $94,000 for the six months ended June 30, 2005 and withdrew $20,000 from an operating reserve during such period to fund cumulative operating deficits. St. Christopher has a remaining operating reserve of approximately $214,000 as of June 30, 2005. In addition, Registrant is holding unpaid accrued interest due to St, Christopher of approximately $66,000 as of September 29, 2005 on a previously outstanding capital contribution. There is no Mandatory Debt Service and the Local General Partner represents that payments on the real estate taxes are current. St. Christopher generated approximately $198.5 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2004.

SB-92 Limited Partnership ("SB-92") reported an operating deficit of approximately $63,000 for the six months ended June 30, 2005. The Local General Partner represents that payments on the mortgage and real estate taxes are current. In February 2005, SB-92 underwent a mark-to-market restructuring under applicable HUD guidelines resulting in an annual decrease in mandatory debt service of approximately $75,000 effective April 1, 2005. SB-92 generated approximately $78.8 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2004.

Edgewood Manor Associates, L.P. ("Edgewood Manor") reported an operating deficit of approximately $21,000 for the six months ended June 30, 2005. Edgewood Manor generated approximately $19.10 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2004.

The terms of the partnership agreement of ACP Housing Associates, L.P. ("ACP Housing") require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. ACP Housing incurred an operating deficit of approximately $17,000 for the six months ended June 30, 2005, which includes property management fees of approximately $6,000. ACP Housing will have generated approximately $7.0 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2006.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of September 29, 2005, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that such disclosure controls and procedures were effective as of September 29, 2005. No changes occurred during the quarter ended September 29, 2005 that materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

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

                                       AMERICAN TAX CREDIT TRUST,
                                       a Delaware statutory business trust
                                       Series I

                                       By:  Richman American Credit Corp.,
                                            The Manager

Dated: November 14, 2005               /s/  David Salzman
                                       -----------------------------------------
                                       by:  David Salzman
                                            Chief Executive Officer

Dated: November 14, 2005               /s/  Neal Ludeke
                                       -----------------------------------------
                                       by:  Neal Ludeke
                                            Chief Financial Officer