Form 10-Q
period 2005-12-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2006-02-14
CIK 897315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number: 0-24600


     American Tax Credit Trust, a Delaware statutory business trust Series I
     -----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                               06-6385350
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


     Richman American Credit Corp.
         340 Pemberwick Road
        Greenwich, Connecticut                                          06831
----------------------------------------                              ----------
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

Yes |X| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer |_| Accelerated Filer |_| Non-Accelerated Filer |X|

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

                           AMERICAN TAX CREDIT TRUST,
                  a Delaware statutory business trust Series I

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                      December 30,        March 30,
                                                         Notes            2005              2005
                                                    --------------   --------------    --------------
ASSETS

Cash and cash equivalents                                            $    1,368,975    $    1,430,592
Restricted cash                                                  3           66,736            98,676
Investments in bonds                                             2          475,140           487,038
Investment in local partnerships                                 3        3,070,738         3,260,746
Interest receivable                                                          11,028             8,251
                                                                     --------------    --------------

                                                                     $    4,992,617    $    5,285,303
                                                                     ==============    ==============
LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities
    Accounts payable and accrued expenses                            $       24,585    $       29,854
    Payable to manager and affiliates                                       725,453           687,795
    Capital contributions payable                                                              31,758
    Interest payable                                             3           66,736            66,918
                                                                     --------------    --------------

                                                                            816,774           816,325
                                                                     --------------    --------------
Commitments and contingencies                                  3,4

Owners' equity (deficit)
    Manager                                                                (122,210)         (119,369)
    Beneficial owners (18,654 units of beneficial
      ownership interest outstanding)                                     4,289,420         4,570,675
    Accumulated other comprehensive income, net                  2            8,633            17,672
                                                                     --------------    --------------

                                                                          4,175,843         4,468,978
                                                                     --------------    --------------

                                                                     $    4,992,617    $    5,285,303
                                                                     ==============    ==============

                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                  a Delaware statutory business trust Series I

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months    Nine Months     Three Months     Nine Months
                                                                 Ended           Ended           Ended           Ended
                                                             December 30,    December 30,    December 30,    December 30,
                                              Notes              2005            2005            2004            2004
                                          ------------       ------------    ------------    ------------    ------------
REVENUE

Interest                                                     $     21,013    $     57,782    $     13,893    $     52,924
                                                             ------------    ------------    ------------    ------------

TOTAL REVENUE                                                      21,013          57,782          13,893          52,924
                                                             ------------    ------------    ------------    ------------
EXPENSES

Management fee                                                     48,036         144,107          48,036         144,107
Professional fees                                                   9,594          32,210           7,966          32,831
Printing, postage and other                                         7,154          15,492           3,772           9,815
                                                             ------------    ------------    ------------    ------------

TOTAL EXPENSES                                                     64,784         191,809          59,774         186,753
                                                             ------------    ------------    ------------    ------------

                                                                  (43,771)       (134,027)        (45,881)       (133,829)

Equity in loss of investment in local
  partnerships                                3                   (75,993)       (150,069)        (66,592)       (325,183)
                                                             ------------    ------------    ------------    ------------

NET LOSS                                                         (119,764)       (284,096)       (112,473)       (459,012)

Other comprehensive loss                      2                    (3,180)         (9,039)         (5,772)        (36,280)
                                                             ------------    ------------    ------------    ------------

COMPREHENSIVE LOSS                                           $   (122,944)   $   (293,135)   $   (118,245)   $   (495,292)
                                                             ============    ============    ============    ============
NET LOSS ATTRIBUTABLE TO

  Manager                                                    $     (1,198)   $     (2,841)   $     (1,125)   $     (4,590)
  Beneficial owners                                              (118,566)       (281,255)       (111,348)       (454,422)
                                                             ------------    ------------    ------------    ------------

                                                             $   (119,764)   $   (284,096)   $   (112,473)   $   (459,012)
                                                             ============    ============    ============    ============
NET LOSS per unit of beneficial
  ownership interest (18,654 units of
  beneficial ownership interest)                             $      (6.36)   $     (15.08)   $      (5.97)   $     (24.36)
                                                             ============    ============    ============    ============

                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                  a Delaware statutory business trust Series I

                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                               2005              2004
                                                          --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                         $       57,682    $       75,528

Cash paid for
   management fee                                               (106,449)          (83,172)
   professional fees                                             (38,129)          (41,808)
   printing, postage and other expenses                          (14,842)           (8,615)
                                                          --------------    --------------

Net cash used in operating activities                           (101,738)          (58,067)
                                                          --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                        39,939            92,078
Capital contributions to local partnerships                      (31,758)          (37,542)
Transfer from restricted cash                                     31,940            36,732
Proceeds from maturities/redemptions and sales of bonds                          1,000,000
                                                          --------------    --------------

Net cash provided by investing activities                         40,121         1,091,268
                                                          --------------    --------------

Net increase (decrease) in cash and cash equivalents             (61,617)        1,033,201

Cash and cash equivalents at beginning of period               1,430,592           443,726
                                                          --------------    --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    1,368,975    $    1,476,927
                                                          ==============    ==============
SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net              $       (9,039)   $      (36,280)
                                                          ==============    ==============

--------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating activities on page
6.

                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                  a Delaware statutory business trust Series I

                     STATEMENTS OF CASH FLOWS - (Continued)
                  NINE MONTHS ENDED DECEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                               2005            2004
                                                                           ------------    ------------
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss                                                                   $   (284,096)   $   (459,012)

Adjustments to reconcile net loss to net cash used in
  operating activities
     Equity in loss of investment in local partnerships                         150,069         325,183
     Amortization of net premium on investments in bonds                          2,859           3,549
     Decrease (increase) in interest receivable                                  (2,777)         18,245
     Decrease in accounts payable and accrued expenses                           (5,269)         (7,777)
     Increase in payable to manager and affiliates                               37,658          60,935
     Increase (decrease) in interest payable                                       (182)            810
                                                                           ------------    ------------

NET CASH USED IN OPERATING ACTIVITIES                                      $   (101,738)   $    (58,067)
                                                                           ============    ============

                       See Notes to Financial Statements.

                           AMERICAN TAX CREDIT TRUST,
                  a Delaware statutory business trust Series I

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 2005
                                   (UNAUDITED)

1.    Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2005 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended December 30, 2005 are not necessarily indicative of the results that may be expected for the entire year.

2.    Investments in Bonds

      As of December 30, 2005, certain information concerning investments in bonds is as follows:

                                                           Gross         Gross
                                         Amortized      unrealized     unrealized     Estimated
  Description and maturity                 cost            gains         losses       fair value
  ------------------------              ------------   ------------   ------------   ------------
Corporate debt securities
   Within one year                      $    264,253   $      1,298   $         --   $    265,551
   After one year through five years         199,070          6,960             --        206,030
   After five years through ten years          3,184            375             --          3,559
                                        ------------   ------------   ------------   ------------
                                        $    466,507   $      8,633   $         --   $    475,140
                                        ============   ============   ============   ============

                           AMERICAN TAX CREDIT TRUST,
                  a Delaware statutory business trust Series I

                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2005
                                   (UNAUDITED)

3.    Investment in Local Partnerships

      The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships and has committed to make capital contribution payments in the aggregate amount of $14,741,864, all of which has been paid as of December 30, 2005. Restricted cash in the accompanying balance sheet as of December 30, 2005 represents accrued interest of $66,736 on a previously outstanding capital contribution payable to a Local Partnership. As of September 30, 2005, the Local Partnerships have outstanding mortgage loans payable totaling approximately $21,696,000 and accrued interest payable on such loans totaling approximately $2,591,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

      For the nine months ended December 30, 2005, the investment in local partnerships activity consists of the following:

         Investment in local partnerships as of March 30, 2005     $ 3,260,746

         Cash distributions received from Local Partnerships           (39,939)

         Equity in loss of investment in local partnerships           (150,069)*
                                                                   -----------

         Investment in local partnerships as of December 30, 2005  $ 3,070,738
                                                                   ===========

      * Equity in loss of investment in local partnerships is limited to the Trust's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $589,475 for the nine months ended September 30, 2005 as reflected in the combined statement of operations of the Local Partnership reflected herein
      Note 3.

      The Local General Partners of Edgewood Manor Associates, L.P. ("Edgewood Manor") report that, as of February 2006, the first mortgage is three months in arrears (representing an arrearage including escrow deposits of approximately $18,000) and that payments on the real estate taxes are current. The Local General Partners also report that no default has been declared. The Partnership's investment balance in Edgewood Manor, after cumulative equity losses, became zero during the year ended March 30, 2005.

      The combined unaudited balance sheets of the Local Partnerships as of September 30, 2005 and December 31, 2004 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2005 and 2004 are reflected on pages 9 and 10, respectively.

                           AMERICAN TAX CREDIT TRUST,
                  a Delaware statutory business trust Series I

                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2005
                                   (UNAUDITED)

3.    Investment in Local Partnerships (continued)

      The combined balance sheets of the Local Partnerships as of September 30, 2005 and December 31, 2004 are as follows:

                                                         September 30,      December 31,
                                                              2005              2004
                                                         --------------    --------------
ASSETS

Cash and cash equivalents                                $      376,831    $      382,636
Rents receivable                                                 81,749            37,289
Capital contributions receivable                                 31,758
Escrow deposits and reserves                                  3,098,785         1,412,395
Land                                                          1,267,153         1,267,153
Buildings and improvements (net of accumulated
  depreciation of $13,677,396 and $12,801,975)               22,965,185        23,787,036
Intangible assets (net of accumulated amortization
  of $179,047 and $190,279)                                     309,606           221,763

Other assets                                                    385,064           330,890
                                                         --------------    --------------

                                                         $   28,484,373    $   27,470,920
                                                         ==============    ==============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                  $      780,481    $      830,933
  Due to related parties                                      1,014,184           628,139
  Mortgage loans                                             21,696,224        20,251,559
  Notes payable                                                 100,000           100,000
  Accrued interest                                            2,590,574         2,566,812
  Other liabilities                                             152,724           147,948
                                                         --------------    --------------

                                                             26,334,187        24,525,391
                                                         --------------    --------------
Partners' equity (deficit)

  American Tax Credit Trust, Series I
    Capital contributions, net of distributions
      (includes receivable of $0 and $31,758)                14,004,002        14,043,191
    Cumulative loss                                          (9,754,015)       (9,603,946)
                                                         --------------    --------------

                                                              4,249,987         4,439,245
                                                         --------------    --------------
  General partners and other limited partners
    Capital contributions, net of distributions                 465,218           474,338
    Cumulative loss                                          (2,565,019)       (1,968,054)
                                                         --------------    --------------

                                                             (2,099,801)       (1,493,716)
                                                         --------------    --------------

                                                              2,150,186         2,945,529
                                                         --------------    --------------

                                                         $   28,484,373    $   27,470,920
                                                         ==============    ==============

                           AMERICAN TAX CREDIT TRUST,
                  a Delaware statutory business trust Series I

                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2005
                                   (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2005 and 2004 are as follows:

                                               Three Months       Nine Months      Three Months       Nine Months
                                                   Ended             Ended             Ended             Ended
                                               September 30,     September 30,     September 30,     September 30,
                                                   2005              2005              2004              2004
                                              --------------    --------------    --------------    --------------
REVENUE

Rental                                        $    1,065,056    $    3,171,947    $    1,042,149    $    3,089,240
Interest and other                                    72,954           147,223            58,437           122,166
                                              --------------    --------------    --------------    --------------

TOTAL REVENUE                                      1,138,010         3,319,170         1,100,586         3,211,406
                                              --------------    --------------    --------------    --------------
EXPENSES

Administrative                                       276,280           753,031           226,066           690,664
Utilities                                            210,174           586,839           204,862           593,295
Operating and maintenance                            224,804           741,094           235,491           762,429
Taxes and insurance                                  132,462           425,950           160,994           432,394
Financial                                            226,609           672,917           213,842           664,441
Depreciation and amortization                        295,002           886,373           305,884           917,637
                                              --------------    --------------    --------------    --------------

TOTAL EXPENSES                                     1,365,331         4,066,204         1,347,139         4,060,860
                                              --------------    --------------    --------------    --------------

NET LOSS                                      $     (227,321)   $     (747,034)   $     (246,553)   $     (849,454)
                                              ==============    ==============    ==============    ==============
NET LOSS ATTRIBUTABLE TO

   American Tax Credit Trust, Series I        $      (75,993)   $     (150,069)   $      (66,592)   $     (325,183)
   General partners and other limited
     partners, which includes Trust loss in
     excess of investment of $149,050,
     $589,475, $177,489 and $515,758                (151,328)         (596,965)         (179,961)         (524,271)
                                              --------------    --------------    --------------    --------------

                                              $     (227,321)   $     (747,034)   $     (246,553)   $     (849,454)
                                              ==============    ==============    ==============    ==============

      The combined results of operations of the Local Partnerships for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for an entire operating period.

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

                           AMERICAN TAX CREDIT TRUST,
                  a Delaware statutory business trust Series I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 2005, American Tax Credit Trust (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2005. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the "Local Partnerships"), which own low-income multifamily residential complexes (the "Properties") that qualify for the low-income tax credit in accordance with
Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the nine months ended December 30, 2005, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and making capital contributions to a Local Partnership. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $74,000 during the nine months ended December 30, 2005 (which includes a net unrealized loss on investments in bonds of approximately $9,000 and the amortization of net premium on investments in bonds of approximately $3,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 2005, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 2005 of $150,069 and distributions from Local Partnerships of $39,939. Payable to manager in the accompanying balance sheet as of December 30, 2005 represents deferred management fees.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. However, the combined statements of operations of the Local Partnerships reflected in Note 3 to Registrant's financial statements include the operating results of all Local Partnerships, irrespective of Registrant's investment balances.

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

Registrant's operations for the three months ended December 30, 2005 and 2004 resulted in net losses of $119,764 and $112,473, respectively. Other comprehensive loss for the three months ended December 30, 2005 and 2004 resulted from a net unrealized loss on investments in bonds of $3,180 and $5,772, respectively.

The Local Partnerships' net loss of approximately $227,000 for the three months ended September 30, 2005 was attributable to rental and other revenue of approximately $1,138,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $1,070,000 and approximately $295,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $247,000 for the three months ended September 30, 2004 was attributable to rental and other revenue of approximately $1,100,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $1,041,000 and approximately $306,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected in future periods.

                           AMERICAN TAX CREDIT TRUST,
                  a Delaware statutory business trust Series I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Registrant's operations for the nine months ended December 30, 2005 and 2004 resulted in net losses of $284,096 and $459,012, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $175,000, which decrease is primarily attributable to an increase in the nonrecognition of losses in accordance with the equity method of accounting and a decrease in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive loss for the nine months ended December 30, 2005 and 2004 resulted from a net unrealized loss on investments in bonds of $9,039 and $36,280, respectively.

The Local Partnerships' net loss of approximately $747,000 for the nine months ended September 30, 2005 was attributable to rental and other revenue of approximately $3,319,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $3,180,000 and approximately $886,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $849,000 for the nine months ended September 30, 2004 was attributable to rental and other revenue of approximately $3,211,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $3,142,000 and approximately $918,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected in future periods.

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

                           AMERICAN TAX CREDIT TRUST,
                  a Delaware statutory business trust Series I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the nine months ended September 30, 2005, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

St. Christopher's Associates, L.P. V ("St. Christopher") reported an operating deficit of approximately $121,000 for the nine months ended September 30, 2005 and withdrew $20,000 from an operating reserve during such period to fund cumulative operating deficits. St. Christopher has a remaining operating reserve of approximately $214,000 as of September 30, 2005. In addition, Registrant is holding unpaid accrued interest due to St, Christopher of approximately $67,000 as of December 30, 2005 on a previously outstanding capital contribution. There is no Mandatory Debt Service and the Local General Partner represents that payments on the real estate taxes are current. St. Christopher generated approximately $198.5 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2004.

Edgewood Manor Associates, L.P. ("Edgewood Manor") reported an operating deficit of approximately $66,000 for the nine months ended September 30, 2005. The Local General Partners report that, as of February 2006, the first mortgage is three months in arrears (representing an arrearage including escrow deposits of approximately $18,000) and that payments on the real estate taxes are current. The Local General Partners also report that no default has been declared. Registrant's investment balance in Edgewood Manor, after cumulative equity losses, became zero during the year ended March 30, 2005. Edgewood Manor generated approximately $19.10 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2004.

The terms of the partnership agreement of ACP Housing Associates, L.P. ("ACP Housing") require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. ACP Housing incurred an operating deficit of approximately $21,000 for the nine months ended September 30, 2005, which includes property management fees of approximately $11,000. The Local General Partners represent that payments on the mortgages are current; the Property does not incur real estate taxes. ACP Housing will have generated approximately $7.0 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2006.

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

Item 4. Controls and Procedures

As of December 30, 2005, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that such disclosure controls and procedures were effective as of December 30, 2005. No changes occurred during the quarter ended December 30, 2005 that materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

                           AMERICAN TAX CREDIT TRUST,
                  a Delaware statutory business trust Series I

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        Registrant is not aware of any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None; see Item 2 of Part I regarding the mortgage default of a certain Local Partnership.

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

                                    AMERICAN TAX CREDIT TRUST,
                                    a Delaware statutory business trust Series I

                                    By: Richman American Credit Corp.,
                                        The Manager


Dated: February 13, 2006                /s/ David Salzman
                                        ----------------------------------------
                                        by: David Salzman
                                            Chief Executive Officer


Dated: February 13, 2006                /s/ Neal Ludeke
                                        ----------------------------------------
                                        by: Neal Ludeke
                                            Chief Financial Officer