Form 10-Q
period 2006-06-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 2008-03-12
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2006

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

Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐ Accelerated Filer ☐  Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of February 2008, there are 18,654 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
BALANCE SHEETS
(UNAUDITED)

	Notes	June 29, 2006	March 30, 2006

ASSETS

Cash and cash equivalents		$1,577,642	$1,503,841
Restricted cash	3	67,919	67,441
Investments in bonds	2	249,883	271,704
Investment in local partnerships	3	2,418,538	2,511,855
Interest receivable		5,120	5,571

		$4,319,102	$4,360,412

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$38,728	$31,197
Payable to manager and affiliates		705,565	684,722
Interest payable	3	67,919	67,441

		812,212	783,360

Commitments and contingencies	3,4

Owners’ equity (deficit)

Manager		(128,853)	(128,173)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)		3,631,716	3,699,077
Accumulated other comprehensive income, net	2	4,027	6,148

		3,506,890	3,577,052

		$4,319,102	$4,360,412

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 29, 2006 AND 2005
(UNAUDITED)

	Notes	2006	2005

REVENUE

Interest		$22,037	$17,119

TOTAL REVENUE		22,037	17,119

EXPENSES

Management fee		48,036	48,036
Professional fees		10,508	8,577
Printing, postage and other		2,567	4,481

TOTAL EXPENSES		61,111	61,094

		(39,074)	(43,975)

Equity in loss of investment in local partnerships	3	(28,967)	(30,533)

NET LOSS		(68,041)	(74,508)

Other comprehensive loss, net	2	(2,121)	(646)

COMPREHENSIVE LOSS		$(70,162)	$(75,154)

NET LOSS ATTRIBUTABLE TO

Manager		$(680)	$(745)
Beneficial owners		(67,361)	(73,763)

		$(68,041)	$(74,508)

NET LOSS per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)		$(3.61)	$(3.95)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2006 AND 2005
(UNAUDITED)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$23,666	$15,717
Cash paid for
management fee	(27,193)	(2,299)
professional fees	(2,977)	(1,405)
printing, postage and other expenses	(2,567)	(4,481)

Net cash provided by (used in) operating activities	(9,071)	7,532

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships	64,350
Capital contributions paid to local partnerships		(25,720)
Transfer from (to) restricted cash	(478)	25,304
Proceeds from maturities/redemptions and sales of bonds	19,000

Net cash provided by (used in) investing activities	82,872	(416)

Net increase in cash and cash equivalents	73,801	7,116

Cash and cash equivalents at beginning of period	1,503,841	1,430,592

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,577,642	$1,437,708

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net	$(2,121)	$(646)

See reconciliation of net loss to net cash provided by (used in) operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS - (Continued)
THREE MONTHS ENDED JUNE 29, 2006 AND 2005
(UNAUDITED)
	2006	2005

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net loss	$(68,041)	$(74,508)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

Equity in loss of investment in local partnerships	28,967	30,533
Amortization of net premium on investments in bonds	700	953
Decrease (increase) in interest receivable	451	(2,771)
Increase in accounts payable and accrued expenses	7,531	7,172
Increase in payable to manager and affiliates	20,843	45,737
Increase in interest payable	478	416

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(9,071)	$7,532

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2006
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2006 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2006 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investments in Bonds

As of June 29, 2006, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Corporate debt securities
Within one year	$126,855	$833	$--	$127,688
After one year through five years	115,831	2,970	--	118,801
After five years through ten years	3,170	224	--	3,394

	$245,856	$4,027	$--	$249,883

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2006
(UNAUDITED)

3.	Investment in Local Partnerships

The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships representing aggregate capital contribution payments in the amount of $14,741,864. Restricted cash in the accompanying balance sheet as of June 29, 2006 represents accrued interest of $67,919 on a previously outstanding capital contribution. As of March 31, 2006, the Local Partnerships have outstanding mortgage loans payable totaling approximately $21,324,000 and accrued interest payable on such loans totaling approximately $2,794,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For the three months ended June 29, 2006, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2006	$2,511,855

Cash distributions received from Local Partnerships	(64,350)

Equity in loss of investment in local partnerships	(28,967)*

Investment in local partnerships as of June 29, 2006	$2,418,538

*
Equity in loss of investment in local partnerships is limited to the Trust’s investment balance in each Local Partnership; any excess is applied to other partners’ capital in any such Local Partnership. The amount of such excess losses applied to other partners’ capital was $221,594 for the three months ended March 31, 2006 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

The Local General Partners of Edgewood Manor Associates, L.P. (“Edgewood”) represent that Edgewood was several months in arrears in connection with its first mortgage and that the lender issued a notice of default in April 2006. The Local General Partners further represent that the first mortgage was subsequently converted to Non-Mandatory Debt, the default was lifted and that payments on the real estate taxes are current. The Trust’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005.

The Property owned by Creative Choice Homes VII, Ltd. (“Creative Choice”) suffered property damage and business interruption in October 2005 due to a hurricane. The Local General Partner reports that the anticipated shortfall between the estimated cost of the damage and the anticipated insurance proceeds is approximately $1,800,000. As a result, the 2006 audited financial statements of Creative Choice reflect a permanent impairment of the Property of approximately $1,646,000, which will be reflected in the combined balance sheet and statement of operations of the Local Partnerships as of December 31, 2006 and for the year then ended in the Trust’s Form 10-K for the year ended March 30, 2007. Such impairment loss has no impact on the financial statements of the Trust; the Trust’s investment balance in Creative Choice, after cumulative equity losses, became zero during the year ended March 30, 2006. The Property was placed completely back in service in 2007.

The combined unaudited balance sheets of the Local Partnerships as of March 31, 2006 and December 31, 2005 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2006 and 2005 are reflected on pages 9 and 10, respectively.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2006
(UNAUDITED)

3. Investment in Local Partnerships (continued)

The combined unaudited balance sheets of the Local Partnerships as of March 31, 2006 and December 31, 2005 are as follows:

	March 31,	December 31,
	2006	2005

ASSETS

Cash and cash equivalents	$469,871	$502,018
Rents receivable	122,895	95,807
Escrow deposits and reserves	2,421,718	2,520,682
Land	1,213,303	1,213,303
Buildings and improvements (net of accumulated depreciation of $12,585,490 and $12,320,873)	20,979,084	20,702,149
Intangible assets (net of accumulated amortization of $145,714 and $142,317)	260,052	263,449
Other assets	906,562	969,001

	$26,373,485	$26,266,409

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$808,704	$920,566
Due to related parties	1,447,772	1,449,401
Mortgage loans	21,323,534	21,439,391
Notes payable	100,000	100,000
Accrued interest	2,794,109	2,734,757
Other liabilities	680,909	150,739

	27,155,028	26,794,854
Partners' equity (deficit)

American Tax Credit Trust, Series I
Capital contributions, net of distributions	14,003,252	14,003,252
Cumulative loss	(10,100,865)	(10,071,898)

	3,902,387	3,931,354
General partners and other limited partners
Capital contributions, net of distributions	473,938	473,938
Cumulative loss	(5,157,868)	(4,933,737)

	(4,683,930)	(4,459,799)

	(781,543)	(528,445)

	$26,373,485	$26,266,409

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2006
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

The combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2006 and 2005 are as follows:

	2006	2005

REVENUE

Rental	$1,057,742	$1,046,328
Interest and other	39,289	37,222

TOTAL REVENUE	1,097,031	1,083,550

EXPENSES

Administrative	250,841	234,516
Utilities	226,727	216,053
Operating and maintenance	261,254	257,519
Taxes and insurance	145,916	137,104
Financial	197,377	221,086
Depreciation and amortization	268,014	295,347

TOTAL EXPENSES	1,350,129	1,361,625

NET LOSS	$(253,098)	$(278,075)

NET LOSS ATTRIBUTABLE TO

American Tax Credit Trust, Series I	$(28,967)	$(30,533)
General partners and other limited partners, which includes $221,594 and $244,554 of Trust loss in excess of investment	(224,131)	(247,542)

	$(253,098)	$(278,075)

The combined results of operations of the Local Partnerships for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for an entire operating period.

4.	Additional Information

Additional information, including the audited March 30, 2006 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Trust’s Annual Report on Form 10-K for the fiscal year ended March 30, 2006 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 2006, American Tax Credit Trust (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2006. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”). During the three months ended June 29, 2006, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $52,000 during the three months ended June 29, 2006 (which includes a net unrealized loss on investments in bonds of approximately $2,000 and the amortization of net premium on investments in bonds of approximately $1,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 2006, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 2006 of $28,967 and distributions received from Local Partnerships of $64,350. Payable to manager and affiliates in the accompanying balance sheet as of June 29, 2006 represents deferred management fees.

Results of Operations

Registrant’s operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships’ policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost which includes capital contributions payable, and is adjusted for Registrant’s share of each Local Partnership’s results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership. Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant’s investment balances in the respective Local Partnerships become zero. However, the combined statements of operations of the Local Partnerships reflected in Note 3 to Registrant’s financial statements include the operating results of all Local Partnerships, irrespective of Registrant’s investment balances.

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

Registrant’s operations for the three months ended June 29, 2006 and 2005 have not varied significantly, as reflected by the net losses of $68,041 and $74,508, respectively. Other comprehensive loss for the three months ended June 29, 2006 and 2005 resulted from a net unrealized loss on investments in bonds of $2,121 and $646, respectively.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' net loss of approximately $253,000 for the three months ended March 31, 2006 was attributable to rental and other revenue of approximately $1,097,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $1,082,000 and approximately $268,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $278,000 for the three months ended March 31, 2005 was attributable to rental and other revenue of approximately $1,084,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $1,067,000 and approximately $295,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant’s primary objective is to provide Low-income Tax Credits to Beneficial Owners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant’s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2007, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. Certain of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”). The subsidy agreements expire at various times during the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Four Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships have entered into restructuring agreements, resulting in changes to both rent subsidy and mandatory debt service.

The Local Partnerships have various financing structures which include (i) required debt service payments (“Mandatory Debt Service”) and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies (“Non-Mandatory Debt Service or Interest”). During the three months ended March 31, 2006, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships’ operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships’ operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Edgewood Manor Associates, L.P. (“Edgewood”) reported an operating deficit of approximately $42,000 for the three months ended March 31, 2006. Furthermore, the Local General Partners represent that Edgewood was several months in arrears in connection with its first mortgage and that the lender issued a notice of default in April 2006. The Local General Partners further represent that the first mortgage was subsequently converted to Non-Mandatory Debt, the default was lifted and that payments on the real estate taxes are current. Registrant’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005. Edgewood generated approximately $191.2 per Unit to the beneficial owners upon the expiration of its Low-income Tax Credit allocation in 2004. The Compliance Period for Edgewood expires on December 31, 2008.

The Property owned by Creative Choice Homes VII, Ltd. (“Creative Choice”) suffered property damage and business interruption in October 2005 due to a hurricane. The Local General Partner reports that the anticipated shortfall between the estimated cost of the damage and the anticipated insurance proceeds is approximately $1,800,000. As a result, the 2006 audited financial statements of Creative Choice reflect a permanent impairment of the Property of approximately $1,646,000, which will be reflected in the combined balance sheet and statement of operations of the Local Partnerships as of December 31, 2006 and for the year then ended in the Trust’s Form 10-K for the year ended March 30, 2007. Such impairment loss has no impact on the financial statements of the Trust; the Trust’s investment balance in Creative Choice, after cumulative equity losses, became zero during the year ended March 30, 2006. The Property was placed completely back in service in 2007. Creative Choice generated approximately $218.8 per Unit to the beneficial owners upon the expiration of its Low-income Tax Credit allocation in 2005. The Compliance Period for Creative Choice expires on December 31, 2009.

St. Christopher Associates, L.P. V (“St. Christopher”) reported an operating deficit of approximately $33,000 for the three months ended March 31, 2006 and withdrew $21,000 from its operating reserve during such period to fund cumulative operating deficits. St. Christopher has a remaining operating reserve of approximately $200,000 as of March 31, 2006. In addition, Registrant is holding unpaid accrued interest due to St, Christopher of approximately $68,000 as of June 29, 2006 on a previously outstanding capital contribution. There is no Mandatory Debt Service and the Local General Partner represents that payments on the real estate taxes are current. Registrant’s investment balance in St. Christopher, after cumulative equity losses, became zero during the year ended March 30, 2004. St. Christopher generated approximately $198.5 per Unit to the beneficial owners upon the expiration of its Low-income Tax Credit allocation in 2004. The Compliance Period for St. Christopher expires on December 31, 2008.

The terms of the partnership agreement of ACP Housing Associates, L.P. (“ACP Housing”) require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgages. ACP Housing reported an operating deficit of approximately $9,000 for the three months ended March 31, 2006, which includes property management fees of approximately $4,000. The Local General Partners represent that payments on the mortgages are current; ACP Housing is not required to pay real estate taxes pursuant to a tax abatement agreement. Registrant’s investment balance in ACP Housing, after cumulative equity losses, became zero during the year ended March 30, 2005. ACP Housing generated approximately $70.3 per Unit to the beneficial owners upon the expiration of its Low-income Tax Credit allocation in 2005. The Compliance Period for ACP Housing expires on December 31, 2009.

Vision Limited Dividend Housing Association Limited Partnership (“Vision”) reported an operating deficit of approximately $7,000 for the three months ended March 31, 2006. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Vision, after cumulative equity losses, became zero during the year ended March 30, 2005. Vision generated approximately $130.3 per Unit to the beneficial owners upon the expiration of its Low-income Tax Credit allocation in 2006. The Compliance Period for Vision expires on December 31, 2010.

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

•
If the book value of Registrant’s investment in a Local Partnership exceeds the estimated value derived by management, Registrant reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships. Registrant makes such assessment at least annually in the fourth quarter of its fiscal year or whenever there are indications that a permanent impairment may have occurred. A loss in value of an investment in a Local Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits to be allocated to Registrant and the estimated residual value of the investment.

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46 - Revised, “Consolidation of Variable Interest Entities,” because Registrant is not considered the primary beneficiary. Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the Local General Partners.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Registrant has invested a portion of its working capital reserves in corporate bonds. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment’s maturity date and the associated bond rating. Since Registrant’s investments in bonds have various maturity dates through 2012, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to pay for its operating expenses and/or assist an under performing Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.

Item 4. Controls and Procedures

As of June 29, 2006, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant’s disclosure controls and procedures were effective as of June 29, 2006, and (ii) there has been no change in Registrant’s internal control over financial reporting during the quarter ended June 29, 2006 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Registrant is not aware of any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2006.

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

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

By: Richman American Credit Corp.,
The Manager

Dated: March 12, 2008	/s/ David Salzman
	by:	David Salzman
Chief Executive Officer

Dated: March 12, 2008	/s/ Neal Ludeke
	by:	Neal Ludeke
Chief Financial Officer

Dated: March 12, 2008	/s/ Richard Paul Richman
	by:	Richard Paul Richman
Director