Form 10-Q
period 2006-09-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 2008-03-12
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2006

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

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
BALANCE SHEETS
(UNAUDITED)

	Notes	September 29, 2006	March 30, 2006

ASSETS

Cash and cash equivalents		$1,530,486	$1,503,841
Restricted cash	3	60,974	67,441
Investments in bonds	2	249,141	271,704
Investment in local partnerships	3	2,414,154	2,511,855
Interest receivable		5,049	5,571

		$4,259,804	$4,360,412

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$29,023	$31,197
Payable to manager and affiliates		726,439	684,722
Interest payable	3	60,974	67,441

		816,436	783,360

Commitments and contingencies	3,4

Owners’ equity (deficit)

Manager		(129,488)	(128,173)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)		3,568,873	3,699,077
Accumulated other comprehensive income, net	2	3,983	6,148

		3,443,368	3,577,052

		$4,259,804	$4,360,412

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Notes	Three Months Ended September 29, 2006	Six Months Ended September 29, 2006	Three Months Ended September 29, 2005	Six Months Ended September 29, 2005

REVENUE

Interest		$23,787	$45,824	$19,650	$36,769

TOTAL REVENUE		23,787	45,824	19,650	36,769

EXPENSES

Management fee		48,035	96,071	48,035	96,071
Professional fees		8,099	18,607	14,039	22,616
Printing, postage and other		1,747	4,314	3,857	8,338

TOTAL EXPENSES		57,881	118,992	65,931	127,025

		(34,094)	(73,168)	(46,281)	(90,256)

Equity in loss of investment in local partnerships	3	(29,384)	(58,351)	(43,543)	(74,076)

NET LOSS		(63,478)	(131,519)	(89,824)	(164,332)

Other comprehensive loss	2	(44)	(2,165)	(5,213)	(5,859)

COMPREHENSIVE LOSS		$(63,522)	$(133,684)	$(95,037)	$(170,191)

NET LOSS ATTRIBUTABLE TO

Manager		$(635)	$(1,315)	$(898)	$(1,643)
Beneficial owners		(62,843)	(130,204)	(88,926)	(162,689)

		$(63,478)	$(131,519)	$(89,824)	$(164,332)

NET LOSS per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)		$(3.37)	$(6.98)	$(4.77)	$(8.72)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 29, 2006 AND 2005
(UNAUDITED)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$41,277	$37,978
Cash paid for
management fee	(54,354)	(4,583)
professional fees	(20,781)	(35,846)
printing, postage and other expenses	(4,314)	(5,012)

Net cash used in operating activities	(38,172)	(7,463)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships	64,350
Advances made to local partnerships	(25,000)
Capital contributions to local partnerships		(31,758)
Transfer from restricted cash	6,467	32,546
Proceeds from maturities/redemptions and sales of bonds	19,000

Net cash provided by investing activities	64,817	788

Net increase (decrease) in cash and cash equivalents	26,645	(6,675)

Cash and cash equivalents at beginning of period	1,503,841	1,430,592

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,530,486	$1,423,917

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net	$(2,165)	$(5,859)

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS - (Continued)
SIX MONTHS ENDED SEPTEMBER 29, 2006 AND 2005
(UNAUDITED)

	2006	2005

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(131,519)	$(164,332)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	58,351	74,076
Amortization of net premium on investments in bonds	1,398	1,906
Decrease in interest receivable	522	91
Decrease in accounts payable and accrued expenses	(2,174)	(9,904)
Increase in payable to manager and affiliates	41,717	91,488
Decrease in interest payable	(6,467)	(788)

NET CASH USED IN OPERATING ACTIVITIES	$(38,172)	$(7,463)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 29, 2006
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2006 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended September 29, 2006 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investments in Bonds

As of September 29, 2006, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Corporate debt securities
Within one year	$136,574	$483	$--	$137,057
After one year through five years	105,423	3,199	--	108,622
After five years through ten years	3,161	301	--	3,462

	$245,158	$3,983	$--	$249,141

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2006
(UNAUDITED)

3.	Investment in Local Partnerships

The Trust owns a 98.9%-99% limited partnership interest in ten Local Partnerships representing aggregate capital contribution payments in the amount of $14,766,864, which includes advances made to certain Local Partnerships. Restricted cash in the accompanying balance sheet as of September 29, 2006 represents accrued interest of $60,974 on a previously outstanding capital contribution. As of June 30, 2006, the Local Partnerships have outstanding mortgage loans payable totaling approximately $21,210,000 and accrued interest payable on such loans totaling approximately $2,884,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For the six months ended September 29, 2006, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2006	$2,511,855

Cash distributions received from Local Partnerships	(64,350)

Advances made to Local Partnership	25,000

Equity in loss of investment in local partnerships	(58,351)	*

Investment in local partnerships as of September 29, 2006	$2,414,154

* Equity in loss of investment in local partnerships is limited to the Trust’s investment balance in each Local Partnership; any excess is applied to other partners’ capital in any such Local Partnership. The amount of such excess losses applied to other partners’ capital was $405,942 for the six months ended June 30, 2006 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

The Local General Partners of Edgewood Manor Associates, L.P. (“Edgewood”) represent that Edgewood was several months in arrears in connection with its first mortgage and that the lender issued a notice of default in April 2006. The Local General Partners further represent that the first mortgage was subsequently converted to Non-Mandatory Debt, the default was lifted and that payments on the real estate taxes are current. The Trust advanced $25,000 during the six months ended September 29, 2006 to fund operating deficits; such advances were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships. Cumulative advances as of September 29, 2006 are $25,000. The Trust’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005.

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

The combined unaudited balance sheets of the Local Partnerships as of June 30, 2006 and December 31, 2005 and the combined unaudited statements of operations of the Local Partnerships for the six months ended June 30, 2006 and 2005 are reflected on pages 9 and 10, respectively.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2006
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

The combined unaudited balance sheets of the Local Partnerships as of June 30, 2006 and December 31, 2005 are as follows:

	June 30,	December 31,
	2006	2005

ASSETS

Cash and cash equivalents	$317,087	$502,018
Rents receivable	92,217	95,807
Escrow deposits and reserves	1,893,462	2,520,682
Land	1,213,303	1,213,303
Buildings and improvements (net of accumulated depreciation of $12,836,415 and $12,320,873)	21,024,814	20,702,149
Intangible assets (net of accumulated amortization of $149,111 and $142,317)	256,655	263,449
Other assets	975,074	969,001

	$25,772,612	$26,266,409

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$944,749	$920,566
Due to related parties	1,265,721	1,449,401
Mortgage loans	21,209,843	21,439,391
Notes payable	100,000	100,000
Accrued interest	2,884,241	2,734,757
Other liabilities	430,496	150,739

	26,835,050	26,794,854
Partners' equity (deficit)

American Tax Credit Trust, Series I
Capital contributions, net of distributions	13,938,902	14,003,252
Cumulative loss	(10,130,249)	(10,071,898)

	3,808,653	3,931,354
General partners and other limited partners
Capital contributions, net of distributions	473,288	473,938
Cumulative loss	(5,344,379)	(4,933,737)

	(4,871,091)	(4,459,799)

	(1,062,438)	(528,445)

	$25,772,612	$26,266,409

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2006
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

The combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

REVENUE

Rental	$1,040,224	$2,097,966	$1,060,563	$2,106,891
Interest and other	41,618	80,907	37,047	74,269

TOTAL REVENUE	1,081,842	2,178,873	1,097,610	2,181,160

EXPENSES

Administrative	236,373	487,214	242,235	476,751
Utilities	177,373	404,100	160,612	376,665
Operating and maintenance	284,219	545,473	258,771	516,290
Taxes and insurance	148,137	294,053	156,384	293,488
Financial	197,314	394,691	225,222	446,308
Depreciation and amortization	254,321	522,335	296,024	591,371

TOTAL EXPENSES	1,297,737	2,647,866	1,339,248	2,700,873

NET LOSS	$(215,895)	$(468,993)	$(241,638)	$(519,713)

NET LOSS ATTRIBUTABLE TO

American Tax Credit Trust, Series I	$(29,384)	$(58,351)	$(43,543)	$(74,076)
General partners and other limited partners, which includes Trust loss in excess of investment of $184,348, $405,942, $195,871 and $440,425	(186,511)	(410,642)	(198,095)	(445,637)

	$(215,895)	$(468,993)	$(241,638)	$(519,713)

The combined results of operations of the Local Partnerships for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for an entire operating period.

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
Series I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of September 29, 2006, American Tax Credit Trust (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2006. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”). During the six months ended September 29, 2006, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses and making an advance to a Local Partnership (see discussion below under Local Partnership Matters). Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $4,000 during the six months ended September 29, 2006 (which includes a net unrealized loss on investments in bonds of approximately $2,000 and the amortization of net premium on investments in bonds of approximately $1,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 2006, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 2006 of $58,351 and distributions received from Local Partnerships of $64,350, partially offset by an advance to a Local Partnership of $25,000 (see discussion below under Local Partnership Matters). Payable to manager and affiliates in the accompanying balance sheet as of September 29, 2006 represents deferred management fees.

Results of Operations

Registrant’s operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships’ policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant’s share of each Local Partnership’s results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership. Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant’s investment balances in the respective Local Partnerships become zero. However, the combined statements of operations of the Local Partnerships reflected in Note 3 to Registrant’s financial statements include the operating results of all Local Partnerships, irrespective of Registrant’s investment balances.

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

Registrant’s operations for the three months ended September 29, 2006 and 2005 have not varied significantly, as reflected by the net losses of $63,478 and $89,824, respectively. Other comprehensive loss for the three months ended September 29, 2006 and 2005 resulted from a net unrealized loss on investments in bonds of $44 and $5,213, respectively.

The Local Partnerships' net loss of approximately $216,000 for the three months ended June 30, 2006 was attributable to rental and other revenue of approximately $1,082,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $1,044,000 and approximately $254,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $242,000 for the three months ended June 30, 2005 was attributable to rental and other revenue of approximately $1,097,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $1,043,000 and approximately $296,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected in future periods.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Registrant’s operations for the six months ended September 29, 2006 and 2005 have not varied significantly, as reflected by the net losses of $131,519 and $164,332, respectively. Other comprehensive loss for the six months ended September 29, 2006 and 2005 resulted from a net unrealized loss on investments in bonds of $2,165 and $5,859, respectively.

The Local Partnerships’ net loss of approximately $469,000 for the six months ended June 30, 2006 was attributable to rental and other revenue of approximately $2,178,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,125,000 and approximately $522,000 of depreciation and amortization expense. The Local Partnerships’ net loss of approximately $520,000 for the six months ended June 30, 2005 was attributable to rental and other revenue of approximately $2,181,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,110,000 and approximately $591,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected in future periods.

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
Series I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships have various financing structures which include (i) required debt service payments (“Mandatory Debt Service”) and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies (“Non-Mandatory Debt Service or Interest”). During the six months ended June 30, 2006, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships’ operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships’ operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

Edgewood Manor Associates, L.P. (“Edgewood”) reported an operating deficit of approximately $47,000 for the six months ended June 30, 2006. Furthermore, the Local General Partners represent that Edgewood was several months in arrears in connection with its first mortgage and that the lender issued a notice of default in April 2006. The Local General Partners further represent that the first mortgage was subsequently converted to Non-Mandatory Debt, the default was lifted and that payments on the real estate taxes are current. Registrant advanced $25,000 during the six months ended September 29, 2006 to fund operating deficits. Cumulative advances as of September 29, 2006 are $25,000. Registrant’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005 and advances made by the Trust were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships. Edgewood generated approximately $191.2 per Unit to the beneficial owners upon the expiration of its Low-income Tax Credit allocation in 2004. The Compliance Period for Edgewood expires on December 31, 2008.

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

St. Christopher Associates, L.P. V (“St. Christopher”) reported an operating deficit of approximately $33,000 for the six months ended June 30, 2006 and withdrew $45,000 from its operating reserve during such period to partially fund cumulative operating deficits. St. Christopher has a remaining operating reserve of approximately $176,000 as of June 30, 2006. In addition, Registrant is holding unpaid accrued interest due to St, Christopher of approximately $61,000 as of September 29, 2006 on a previously outstanding capital contribution. There is no Mandatory Debt Service and the Local General Partner represents that payments on the real estate taxes are current. Registrant’s investment balance in St. Christopher, after cumulative equity losses, became zero during the year ended March 30, 2004. St. Christopher generated approximately $198.5 per Unit to the beneficial owners upon the expiration of its Low-income Tax Credit allocation in 2004. The Compliance Period for St. Christopher expires on December 31, 2008.

The terms of the partnership agreement of ACP Housing Associates, L.P. (“ACP Housing”) require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. ACP Housing reported an operating deficit of approximately $14,000 for the six months ended June 30, 2006, which includes property management fees of approximately $7,000. The Local General Partners represent that payments on the mortgages are current; ACP Housing is not required to pay real estate taxes pursuant to a tax abatement agreement. Registrant’s investment balance in ACP Housing, after cumulative equity losses, became zero during the year ended March 30, 2005. ACP Housing generated approximately $70.3 per Unit to the beneficial owners upon the expiration of its Low-income Tax Credit allocation in 2005. The Compliance Period for expires on December 31, 2009.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Vision Limited Dividend Housing Association Limited Partnership (“Vision”) reported an operating deficit of approximately $9,000 for the six months ended June 30, 2006. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Vision, after cumulative equity losses, became zero during the year ended March 30, 2005. Vision generated approximately $130.3 per Unit to the beneficial owners upon the expiration of its Low-income Tax Credit allocation in 2006. The Compliance Period for Vision expires on December 31, 2010.

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

Item 4.  Controls and Procedures

As of September 29, 2006, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant’s disclosure controls and procedures were effective as of September 29, 2006, and (ii) there has been no change in Registrant’s internal control over financial reporting during the quarter ended September 29, 2006 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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