Form 10-K
period 2007-03-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2008-03-12
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2007

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
Units of Beneficial Ownership Interest
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

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
Yes ☐ No ☒

Registrant has no voting stock. There is no established public trading market for Registrant’s Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. As of February 2008, there are 18,654 Units outstanding.

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

General Development of Business and Narrative Description of Business

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

Financial Information About Industry Segments

Registrant is engaged solely in the business of owning a limited partnership interest in each of the Local Partnerships. A presentation of information regarding industry segments is not applicable and would not be material to an understanding of Registrant’s business taken as a whole. See Item 8 below for a summary of Registrant's operations.

Compliance with Environmental Protection Provisions

Registrant is not aware of any non-compliance by the Local Partnerships with respect to federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment, and is not aware of any condition that would have a material effect on the capital expenditures or competitive position of Registrant.

Competition

Pursuant to Rule 12b-23 of the Commission's General Rules and Regulations promulgated under the Exchange Act, the description of Registrant’s competition, general risks, tax risks and partnership risks set forth under the heading "Risk Factors" at pages 11 through 21 of the Prospectus is incorporated herein by reference. See discussion below in Item 1A.

Employees of Registrant

Registrant employs no personnel and incurs no payroll costs. All management activities of Registrant are conducted by the Manager. An affiliate of the Manager employs individuals who perform the management activities of Registrant. This entity also performs similar services for other affiliates of the Manager.

Item 1. Business (continued)

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

Item 1A. Risk Factors

Risks Relating to Registrant’s Business and Industry

Properties owned by the Local Partnerships are subject to certain risks relating to the real estate industry in general that are outside of the control of the Local Partnerships or Registrant and that may have an adverse affect on Registrant’s investment in such Local Partnerships.

Registrant’s investment in the Local Partnerships is subject to the risks associated with multi-family rental property and real estate in general, including retail, commercial and residential real estate. Such risks are subject to change and not in the control of Registrant, including:

•	adverse use of adjacent or neighborhood real estate;

•	regulated rents, which may adversely impact rent increases;

•	utility allowances, which may adversely impact rents charged to tenants from year to year in certain locations;

•	changes in the demand for or supply of competing properties;

•	changes in state or local tax rates and assessments;

•	increases in utility charges;

•	unexpected expenditures for repairs and maintenance;

•	discovery of previously undetected environmentally hazardous conditions;

•	costs associated with complying with the Americans with Disabilities Act;

•	uninsured losses relating to real property or excessively expensive premiums for insurance coverage;

•	changes in local economic conditions; and

•	changes in interest rates and the availability of financing.

The occurrence of any of the above risks could have a negative impact on the operating results of such Properties and the respective Local Partnerships and, in turn, may render the sale or refinancing of the Properties difficult or unattractive, which could adversely affect Registrant’s investment in such Local Partnerships.

Item 1A. Risk Factors (continued)

The modification or elimination of government rental subsidies on which the Local Partnerships rely would require the Local Partnerships to use existing funds or obtain additional funds to continue to operate the respective Properties. Because Registrant’s investments in the Local Partnerships are highly leveraged, it would be highly difficult to obtain such additional funds.

Virtually all of the Properties owned by the Local Partnerships have some form of a government funded rental subsidy, which affords the low-income tenants the ability to reside at the Properties. The Local Partnerships are extremely reliant on such subsidies. If the respective rental subsidy programs were to be materially modified or eliminated, the Local Partnerships’ rental revenue would likely be significantly reduced. To the extent that revenues are not sufficient to meet operating expenses and service the respective mortgages of the Properties, such Local Partnership would be required to use reserves and any other funds available to avoid foreclosure of the subject Property. Registrant’s investments in the Local Partnerships are highly leveraged, and there can be no assurance that additional funds would be available to any Local Partnership or Registrant, if needed. In addition, there can be no assurance that, when a Property is sold, the proceeds from a sale will be sufficient to pay the balance due on the mortgage loans or any other outstanding indebtedness to which the Local Partnership is subject.

There is no guarantee that it will be possible to sell the Properties or, if possible, that Registrant would receive any proceeds from any such sale.

The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). It is the Manager’s intention to sell or assign Registrant’s interests in Local Partnerships subsequent to the expiration of the respective Compliance Periods. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from any such sales and assignments. Moreover, the Properties may be subject to extended use provisions that provide for the Properties to maintain their low-income status beyond the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service). Such provisions may make it unattractive for potential purchasers of the Properties. Accordingly, any sale of a Property may happen well after the expiration of the Compliance Period or may be significantly discounted.

Tax Risks Associated With Low-income Housing and the Low-income Housing Tax Credit

Failure to remain in compliance with various requirements may result in such Local Partnership losing its eligibility for Low-income Tax Credits, which would result in additional tax liability to holders of the Units of Ownership Interest of the Registrant.

Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with various requirements including rent restrictions and tenant income limitations (the “Low-income Tax Credit Requirements”). The Internal Revenue Code provides that Low-income Tax Credits allocated to a Beneficial Owner with respect to a Property will be recaptured, and the Beneficial Owner will be required to pay additional federal income tax in an amount equal to the credits recaptured, in the case of occurrence of certain events during the Compliance Period. The recapture rules provide that a portion of the previously claimed credits equal to the excess of the credits claimed over the amount that would have been available if the credits were claimed on a straight-line basis over 15 years instead of on a straight line basis over 10 years must be reported as additional tax liability in the year of recapture, by unit holders at the time of the recapture event. The additional tax liability cannot be offset by any other nonrefundable tax credits. In addition, nondeductible interest on the recaptured amount is imposed from the year in which the credits recaptured were originally claimed to the year of the recapture.

The Local Partnerships may be required to continue to maintain the low-income nature of the Properties beyond the Compliance Period under agreements with state tax credit agencies.

Certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy the Low-income Tax Credit Requirements in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period.

Item 1A. Risk Factors (continued)

Beneficial Owners may not be able to use all of the anticipated or carried forward Low-income Tax Credits.

While a limited exception is provided for Low-income Tax Credits in the case of individuals, tax losses and credits allocated to a Beneficial Owner who is an individual, trust, estate or personal service corporation generally may be used to reduce the Beneficial Owner’s tax liability only to the extent that such liability arises from passive activities. Therefore, tax losses and credits allocated to such a Beneficial Owner are not expected to be available to offset tax liabilities that arise from salaries, dividends and interest and other forms of income. In addition, Low-income Tax Credits cannot be used to offset alternative minimum tax. Accordingly, there is no guarantee that Beneficial Owners will receive or be able to utilize all of the anticipated or carried forward Low-income Tax Credits.

Risks Relating to Ownership of Units of Beneficial Ownership Interest of Registrant

There is no existing market for the Units.

There is no trading market for Units and there are no assurances that any market will develop. In addition, the Units may be transferred only if certain requirements are satisfied, including requirements that such transfer would not impair Registrant’s tax status for federal income tax purposes and would not be a violation of federal or state securities laws. Accordingly, Beneficial Owners may not be able to sell their Units promptly and bear the economic risk of their investment for an indefinite period of time.

Under certain circumstances, Beneficial Owners of Registrant may incur out-of-pocket tax costs.

At some point, Registrant’s operations (including the sale or refinancing of the Properties owned by the Local Partnerships) may generate less cash flow than taxable income, and the income, as well as the income taxes payable with respect to Registrant’s taxable income, may exceed cash flow available for distribution to the Beneficial Owners in such years. This may result in an out-of-pocket tax cost to the Beneficial Owners. In addition, a Beneficial Owner may experience taxable gain or credit recapture on disposition of Units or upon a disposition of the Local Partnership interests or of the Properties even though no cash is realized on the disposition; in such circumstances, the Beneficial Owners may experience an out-of-pocket tax cost.

Beneficial Owners of Registrant may not receive a return of any portion of their original capital investment in Registrant.

To date, the Beneficial Owners of Registrant have not received a return of any portion of their original capital. Accordingly, the only benefit of this investment may be the Low-income Tax Credits.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The executive offices of Registrant and the Manager are located at 340 Pemberwick Road, Greenwich, Connecticut 06831. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the Manager.

Registrant’s primary objective is to provide Low-income Tax Credits to Beneficial Owners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant’s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (see discussion above in Item 1A - Risk Factors regarding the Compliance Periods and Low-income Tax Credit Requirements of the Local Partnerships). Also as noted above, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. Through December 31, 2007, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

Item 2.  Properties (continued)

Certain of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”) (see descriptions of subsidies on pages 7 and 8). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Four Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships have entered into restructuring agreements, resulting in a change to both rent subsidy and mandatory debt service.

Registrant owns a 98.9%-99% limited partnership interest (“Local Partnership Interest”) in ten Local Partnerships reflected on page 7.

Item 2. Properties (continued)

Name of Local Partnership Name of apartment complex	Number of rental	Capital	Mortgage loans payable as of December 31,	Subsidy (see
Apartment complex location	units	contribution	2006	footnotes)

ACP Housing Associates, L.P. ACP Housing Apartments New York, New York	28	$737,222	$1,476,547	(1b	)

Creative Choice Homes VII, Ltd. Coral Gardens Homestead, Florida	91	2,382,812	1,718,717	(1a & c	)

Edgewood Manor Associates, L.P. Edgewood Manor Apartments Philadelphia, Pennsylvania (2)	49	2,008,799	1,823,490	(1b	)

Ledge/McLaren Limited Partnership Ledge/McLaren Apartments Nashua, New Hampshire	8	343,079	429,291	(1b	)

Penn Apartment Associates Penn Apartments Chester, Pennsylvania	15	852,180	963,000	(1b	)

SB-92 Limited Partnership Shaker Boulevard Gardens Cleveland, Ohio	73	795,255	3,039,452	(1a,b, c & d	)

St. Christopher’s Associates, L.P. V Lehigh Park Philadelphia, Pennsylvania	29	2,075,785	2,180,000	(1b	)

St. John Housing Associates, L.P. St. John Homes Gary, Indiana	144	3,546,861	3,922,150	(1a & c	)

Starved Rock - LaSalle Manor Limited Partnership LaSalle Manor LaSalle, Illinois	48	634,327	1,520,215	(1a, c & e	)

Vision Limited Dividend Housing Association Limited Partnership Helen Odean Butler Apartments Detroit, Michigan	97	1,410,544	3,904,173	(1b	)

		$14,786,864	$20,977,035

(1)	Description of subsidies:

(a)
Section 8 of Title II of the Housing and Community Development Act of 1974 allows qualified low-income tenants to pay thirty percent of their monthly income as rent with the balance paid by the federal government.

(b)	The Local Partnership’s debt structure includes a principal or interest payment subsidy.

Item 2. Properties (continued)

(c)	The Local Partnership’s Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

(d)	The Local Partnership entered into a restructuring agreement of its Section 8 contract and debt structure under applicable HUD guidelines in 2005.

(e)	The Local Partnership entered into a restructuring agreement of its Section 8 contract and debt structure under applicable HUD guidelines in 2007.

(2)	Capital contribution includes advances made to the Local Partnership.

Item 3. Legal Proceedings

Registrant is not aware of any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Beneficial Owners of Registrant during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

There is no established public trading market for Registrant’s Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of record holders of Units as of May 31, 2007 was approximately 826 holding an aggregate of 18,654 Units.

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

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its owners. There were no cash distributions to the owners during the years ended March 30, 2007 and 2006.

Low-income Tax Credits, which are subject to various limitations, may be used by Beneficial Owners to offset federal income tax liabilities. The Low-income Tax Credits per Unit for each of the three closings, generated by Registrant and allocated to the Beneficial Owners for the tax years ended December 31, 2006 and 2005 and the cumulative Low-income Tax Credits allocated from inception through December 31, 2006 are as follows:

	First closing November 29, 1993	Second closing January 28, 1994	Third closing May 25, 1994
Low-income Tax Credits:
Tax year ended December 31, 2006	$4.68	$4.68	$4.68
Tax year ended December 31, 2005	$40.14	$40.14	$40.14

Cumulative totals	$1,394.36	$1,392.18	$1,379.66

Notwithstanding future circumstances which may give rise to recapture or loss of future benefits (see Part I, Item 2 - Properties, herein), Registrant generated total Low-income Tax Credits from investments in Local Partnerships of approximately $1,380 to approximately $1,394 per Unit, depending on the closing date (see above), through December 31, 2006, when all Properties will have reached the end of their respective ten-year tax Low-income Tax Credit periods.

Recent Sales of Unregistered Securities

None

Item 6.	Selected Financial Data

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.

	Years Ended March 30,
	2007	2006	2005	2004	2003

Interest revenue	$92,139	$78,858	$68,047	$106,444	$124,644

Equity in loss of investment in local partnerships	$(171,435)	$(708,952)	$(687,423)	$(1,378,435)	$(1,477,923)

Net loss	$(317,604)	$(880,402)	$(862,968)	$(1,532,141)	$(1,585,759)

Net loss per unit of beneficial ownership interest (18,654 Units)	$(16.86)	$(46.72)	$(45.80)	$(81.31)	$(84.16)

	As of March 30,
	2007	2006	2005	2004	2003

Total assets	$4,156,265	$4,360,412	$5,285,303	$6,184,227	$7,705,676

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the term Registrant refers to Series I of American Tax Credit Trust, a Delaware statutory business trust, (the “Trust”). References to any right, obligation, action, asset or liability of Series I mean such right, obligation, action, asset or liability of the Trust in connection with Series I.

Capital Resources and Liquidity

Registrant admitted beneficial owners (the “Beneficial Owners”) in three closings with aggregate Beneficial Owners’ capital contributions of $18,654,000. In connection with the offering of the sale of units of beneficial ownership, Registrant incurred organization and offering costs of approximately $2,331,000 and established a working capital reserve of approximately $1,287,000. The remaining net proceeds of approximately $15,036,000 (the “Net Proceeds”) were available to be applied to the acquisition of limited partnership interests in local partnerships (the “Local Partnerships”) which own low-income multifamily residential complexes (the “Property” or “Properties”) that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”). The Net Proceeds were utilized in acquiring an interest in ten Local Partnerships.

As of March 30, 2007, Registrant has unrestricted cash and cash equivalents and investments in bonds totaling $1,769,972, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 2007, Registrant’s investments in bonds represent corporate bonds of $127,457 with various maturity dates ranging from 2007 to 2012. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the year ended March 30, 2007, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses and making an advance to a Local Partnership. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $6,000 during the year ended March 30, 2007 (which includes a net unrealized loss on investments in bonds of approximately $3,000 and the amortization of net premium on investments in bonds of approximately $3,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

During the year ended March 30, 2007, the investment in local partnerships decreased as a result of Registrant’s equity in the Local Partnerships’ net loss for the year ended December 31, 2006 of $171,435 (including an adjustment to Registrant’s carrying value of its investment in certain Local Partnerships of $42,350 in accordance with applicable accounting guidelines) (see discussion below under Results of Operations) and cash distributions received from Local Partnerships of $64,350, partially offset by advance of $45,000 made to a Local Partnership (see discussion below under Local Partnership Matters). Payable to manager and affiliates in the accompanying balance sheet as of March 30, 2007 represents deferred management fees.

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

Registrant’s operations for the years ended March 30, 2007, 2006 and 2005 resulted in net losses of $317,604, $880,402 and $862,968, respectively. The decrease in net loss from fiscal 2006 to fiscal 2007 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $538,000, which decrease resulted primarily from (i) an increase in the nonrecognition of losses in accordance with the equity method of accounting for certain Local Partnerships and (ii) a decrease in adjustments to the Local Partnership Carrying Value of certain Local Partnerships as reflected in Note 5 to the financial statements.

The Local Partnerships’ net loss of approximately $2,752,000 for the year ended December 31, 2006 includes depreciation and amortization expense of approximately $1,101,000, loss from impairment of long lived assets of approximately $1,646,000 (see discussion below) and interest on non-mandatory debt of approximately $362,000, and does not include principal payments on permanent mortgages of approximately $462,000. The Local Partnerships’ net loss of approximately $3,434,000 for the year ended December 31, 2005 includes depreciation and amortization expense of approximately $1,243,000, loss from impairment of long lived assets of approximately $2,129,000 (see discussion below) and interest on non-mandatory debt of approximately $345,000, and does not include principal payments on permanent mortgages of approximately $444,000. The Local Partnerships’ net loss of approximately $1,032,000 for the year ended December 31, 2004 includes depreciation and amortization expense of approximately $1,176,000 and interest on non-mandatory debt of approximately $332,000, and does not include principal payments on permanent mortgages of approximately $460,000. The results of operations of the Local Partnerships for the year ended December 31, 2006 are not necessarily indicative of the results that may be expected in future periods.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Properties are subject to evaluation for the existence of permanent impairment under applicable accounting guidelines, whereby the carrying value of the real property may be adjusted downward based on results of operations and other circumstances. As a result of such evaluation, the statement of operations of the Local Partnerships reflected in Note 5 to the audited financial statements of Registrant includes losses from impairments for the years ended December 31, 2006 and 2005 of $1,645,703 and $2,129,261 in connection with Creative Choice Homes VII, Ltd. (“Creative Choice”) and Edgewood Manor Associates, L.P. (“Edgewood”), respectively.

Local Partnership Matters

Registrant’s primary objective is to provide Low-income Tax Credits to Beneficial Owners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant’s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2006, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

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

The Local Partnerships have various financing structures which include (i) required debt service payments (“Mandatory Debt Service”) and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies (“Non-Mandatory Debt Service or Interest”). During the year ended December 31, 2006, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships’ operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships’ operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Property owned by Creative Choice suffered property damage and business interruption in October 2005 due to a hurricane. The Local General Partner reports that the anticipated shortfall between the estimated cost of the damage and the anticipated insurance proceeds is approximately $1,800,000. As a result, the 2006 audited financial statements of Creative Choice reflect a permanent impairment of the Property of approximately $1,646,000, as reflected in the combined balance sheet and statement of operations of the Local Partnerships as of December 31, 2006 and for the year then ended in Note 5 to the accompanying financial statements. Such impairment loss has no impact on the financial statements of the Trust; the Trust’s investment balance in Creative Choice, after cumulative equity losses, became zero during the year ended March 30, 2006. The Property was placed completely back in service in 2007. Creative Choice generated approximately $218.8 per Unit to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2005. The Compliance Period for Creative Choice expires on December 31, 2009.

St. Christopher incurred an operating deficit of approximately $69,000 for the year ended December 31, 2006 and withdrew approximately $67,000 from its operating reserve during such period to fund cumulative operating deficits. St. Christopher has a remaining operating reserve of approximately $160,000 as of December 31, 2006. In addition, Registrant is holding unpaid accrued interest due to St. Christopher of approximately $63,000 as of March 30, 2007 on a previously outstanding capital contribution. There is no Mandatory Debt Service and the Local General Partner represents that payments on the real estate taxes are current. Registrant’s investment balance in St. Christopher, after cumulative equity losses, became zero during the year ended March 30, 2004. St. Christopher generated approximately $198.5 per Unit to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2004. The Compliance Period for St. Christopher expires on December 31, 2008.
Edgewood incurred an operating deficit of approximately $100,000 for the year ended December 31, 2006. Furthermore, the Local General Partners represent that Edgewood was several months in arrears in connection with its first mortgage and that the lender issued a notice of default in April 2006. The Local General Partners further represent that the first mortgage was subsequently converted to Non-Mandatory Debt, the default was lifted and that payments on the real estate taxes are current. Registrant advanced $45,000 during the year ended March 30, 2007 to fund operating deficits. Cumulative advances as of March 30, 2007 are $45,000. Registrant’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005 and advances made by the Trust were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships. Edgewood generated approximately $19.10 per Unit per year to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2004. The Compliance Period for Edgewood expires on December 31, 2008.

The terms of the partnership agreement of ACP Housing Associates, L.P. (“ACP Housing”) require the Local General Partners to cause the property management agent to defer property management fees in order to avoid a default under the mortgage. ACP Housing incurred an operating deficit of approximately $38,000 for the year ended December 31, 2006, which includes property management fees of approximately $13,000. The Local General Partners represent that payments on the mortgages are current; ACP Housing is not required to pay real estate taxes pursuant to a tax abatement agreement. Registrant’s investment balance in ACP Housing, after cumulative equity losses, became zero during the year ended March 30, 2005. ACP Housing generated approximately $7.0 per Unit per year to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2005. The Compliance Period for ACP Housing expires on December 31, 2009.

Vision Limited Dividend Housing Association Limited Partnership (“Vision”) incurred an operating deficit of approximately $15,000 for the year ended December 31, 2006. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Vision, after cumulative equity losses, became zero during the year ended March 30, 2005. Vision generated approximately $130.3 per Unit to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2006. The Compliance Period for Vision expires on December 31, 2010.

Inflation

Inflation is not expected to have a material adverse impact on Registrant’s operations.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Obligations

As of March 30, 2007, Registrant has the following contractual obligations (payments due by period):

	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
Other Long Term Liabilities:
Interest Payable (1)	$62,635	$62,635	$—	$—	$—

Payable to Manager
and Affiliates (2)	793,186	793,186	—	—	—

	$855,821	$855,821	$—	$—	$—

(1)	As a result of ongoing operating deficits of St. Christopher, such amount is expected to be paid within one year.

(2)
Management Fees are due to an affiliate of the Manager and are payable on an annual basis. However, a portion of such fees has been deferred and accrued annually. Although such amount is due within one year, the full amount is not expected to be paid within such time.

Off - Balance Sheet Arrangements

None

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”) and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. Registrant plans to adopt SFAS 157 beginning January 1, 2008. Registrant is currently assessing what impact, if any, the adoption of SFAS 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Registrant is currently evaluating the impact of SFAS 159 on its financial statements.

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

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46 - Revised, “Consolidation of Variable Interest Entities,” because Registrant is not considered the primary beneficiary. Registrant’s balance in investment in local partnerships, plus the risk of recapture of tax credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. Registrant's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the Local General Partners and their guarantees against credit recapture.

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

We have audited the accompanying balance sheets of American Tax Credit Trust, a Delaware statutory business trust Series I (the “Trust”) as of March 30, 2007 and 2006, and the related statements of operations, changes in owners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2007. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits. For the years ended March 30, 2007, 2006 and 2005, we did not audit the financial statements of certain investee partnerships, which investments represent $0 and $87,758, respectively, in total assets as of March 30, 2007 and 2006 and $5,828, $70,433 and $321,411, respectively, of total losses for the years ended March 30, 2007, 2006 and 2005. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investee partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Trust, a Delaware statutory business trust Series I as of March 30, 2007 and 2006, and the results of its operations, changes in owners’ equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Bethesda, Maryland
March 10, 2008

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
BALANCE SHEETS
MARCH 30, 2007 AND 2006

	Notes	2007	2006
ASSETS

Cash and cash equivalents	3,9	$1,642,515	$1,503,841
Restricted cash	3,5,9	62,635	67,441
Investments in bonds	4,9	127,457	271,704
Investment in local partnerships	5,8	2,321,070	2,511,855
Interest receivable	9	2,588	5,571

		$4,156,265	$4,360,412
LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$44,449	$31,197
Payable to manager and affiliates	6,8	793,186	684,722
Interest payable	5,9	62,635	67,441

		900,270	783,360

Commitments and contingencies	5,8

Owners' equity (deficit)	2,4

Manager		(131,349)	(128,173)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)		3,384,649	3,699,077
Accumulated other comprehensive income, net		2,695	6,148

		3,255,995	3,577,052

		$4,156,265	$4,360,412

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 30, 2007, 2006 AND 2005

	Notes	2007	2006	2005
REVENUE

Interest		$92,139	$78,858	$68,047

TOTAL REVENUE		92,139	78,858	68,047

EXPENSES

Management fee - affiliate	6,8	192,141	192,141	192,141
Professional fees		38,458	40,219	43,319
Printing, postage and other		7,709	17,948	8,132

TOTAL EXPENSES		238,308	250,308	243,592

		(146,169)	(171,450)	(175,545)

Equity in loss of investment in local partnerships	5	(171,435)	(708,952)	(687,423)

NET LOSS		(317,604)	(880,402)	(862,968)

Other comprehensive loss, net	4	(3,453)	(11,524)	(44,527)

COMPREHENSIVE LOSS		$(321,057)	$(891,926)	$(907,495)

NET LOSS ATTRIBUTABLE TO	2

Manager		$(3,176)	$(8,804)	$(8,630)
Beneficial owners		(314,428)	(871,598)	(854,338)

		$(317,604)	$(880,402)	$(862,968)

NET LOSS per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)		$(16.86)	$(46.72)	$(45.80)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CHANGES IN OWNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2007, 2006 AND 2005

	Manager	Beneficial Owners	Accumulated Other Comprehensive Income (Loss), Net	Total

Owners' equity (deficit), March 30, 2004	$(110,739)	$5,425,013	$62,199	$5,376,473

Net loss	(8,630)	(854,338)		(862,968)

Other comprehensive loss, net			(44,527)	(44,527)

Owners' equity (deficit), March 30, 2005	(119,369)	4,570,675	17,672	4,468,978

Net loss	(8,804)	(871,598)		(880,402)

Other comprehensive loss, net			(11,524)	(11,524)

Owners' equity (deficit), March 30, 2006	(128,173)	3,699,077	6,148	3,577,052

Net loss	(3,176)	(314,428)		(317,604)

Other comprehensive loss, net			(3,453)	(3,453)

Owners' equity (deficit), March 30, 2007	$(131,349)	$3,384,649	$2,695	$3,255,995

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2007, 2006 AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$93,110	$85,871	$95,045
Cash paid for
Management fee	(83,677)	(195,214)	(146,603)
Professional fees	(25,206)	(38,826)	(45,333)
Printing, postage and other expenses	(7,709)	(17,998)	(6,932)

Net cash used in operating activities	(23,482)	(166,167)	(103,823)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital contributions paid to local partnerships		(31,758)	(37,542)
Advances made to local partnerships	(45,000)
Cash distributions from local partnerships	64,350	39,939	92,078
Transfer from restricted cash	4,806	31,235	36,153
Proceeds from maturities/redemptions and sales of bonds	138,000	200,000	1,000,000

Net cash provided by investing activities	162,156	239,416	1,090,689

Net increase in cash and cash equivalents	138,674	73,249	986,866

Cash and cash equivalents at beginning of year	1,503,841	1,430,592	443,726

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,642,515	$1,503,841	$1,430,592

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net	$(3,453)	$(11,524)	$(44,527)

See reconciliation of net loss to net cash used in operating activities on page 22.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS - (Continued)
YEARS ENDED MARCH 30, 2007, 2006 AND 2005

	2007	2006	2005
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(317,604)	$(880,402)	$(862,968)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	171,435	708,952	687,423
Amortization of net premium on investments in bonds	2,794	3,810	4,502
Decrease in interest receivable	2,983	2,680	21,107
Increase (decrease) in accounts payable and accrued expenses	13,252	1,343	(814)
Increase (decrease) in payable to manager and affiliates	108,464	(3,073)	45,538
Increase (decrease) in interest payable	(4,806)	523	1,389

NET CASH USED IN OPERATING ACTIVITIES	$(23,482)	$(166,167)	$(103,823)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2007, 2006 AND 2005

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

Investment in Local Partnerships

The Trust accounts for its investment in local partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for the Trust's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to the Trust is recognized to the extent of the Trust’s investment balance in each Local Partnership. Equity in loss in excess of the Trust’s investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. Previously unrecognized equity in loss of any Local Partnership is recognized in the fiscal year in which equity in income is earned by such Local Partnership or additional investment is made by the Trust. Distributions received subsequent to the elimination of an investment balance for any such investment in a Local Partnership are recorded as other income from local partnerships.

The Trust assesses the carrying value of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there are indications that a permanent impairment may have occurred. If the carrying value of an investment in a Local Partnership exceeds the estimated value derived by management, the Trust reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships. A loss in value of an investment in a Local Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits to be allocated to the Trust and the estimated residual value of the investment.

The Trust does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 - Revised, “Consolidation of Variable Interest Entities,” because the Trust is not considered the primary beneficiary. The Trust's balance in investment in local partnerships, plus the risk of recapture of tax credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Trust's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the local general partners and their guarantees against credit recapture.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

1.	Organization, Purpose and Summary of Significant Accounting Policies (continued)

Advances made to Local Partnerships are recorded as investment in local partnerships. Such advances are considered by the Trust to be voluntary loans to the respective Local Partnerships and the Trust may be reimbursed at a future date to the extent such Local Partnerships generate distributable cash flow or receive proceeds from sale or refinancing. The Trust recognizes additional equity in loss of investment in local partnerships to the extent of such advances.

Cash and Cash Equivalents

The Trust considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value.

Restricted Cash

Restricted cash is set aside to pay accrued interest on a previously outstanding capital contribution to a Local Partnership (see Notes 3 and 5).

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

1.	Organization, Purpose and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. The Trust plans to adopt SFAS 157 beginning January 1, 2008. The Trust is currently assessing what impact, if any, the adoption of SFAS 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Trust is currently evaluating the impact of SFAS 159 on its financial statements.

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

3.	Cash and Cash Equivalents and Restricted Cash

As of March 30, 2007, the Trust has cash and cash equivalents and restricted cash in the aggregate of $1,705,150, virtually all of which is deposited in interest-bearing accounts with an institution that is not insured by the Federal Deposit Insurance Corporation.

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

As of March 30, 2007, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Corporate debt securities
Within one year	$64,327	$612	$—	$64,939
After one year through five years	60,435	2,083	—	62,518
	$124,762	$2,695	$—	$127,457

As of March 30, 2006, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Corporate debt securities
Within one year	$139,023	$1,775	$—	$140,798
After one year through five years	123,356	4,089	—	127,445
After five years through ten years	3,177	284	—	3,461
	$265,556	$6,148	$—	$271,704

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5.	Investment in Local Partnerships

As of March 30, 2007, the Trust owns a 98.9%-99% limited partnership interest in the following Local Partnerships:

1.	ACP Housing Associates, L.P.;
2.	Creative Choice Homes VII, Ltd. (“Creative Choice”);
3.	Edgewood Manor Associates, L.P. (“Edgewood”);
4.	Ledge/McLaren Limited Partnership;
5.	Penn Apartment Associates;
6.	SB-92 Limited Partnership;
7.	St. Christopher's Associates, L.P. V (“St. Christopher”);
8.	St. John Housing Associates, L.P.;
9.	Starved Rock - LaSalle Manor Limited Partnership; and
10.	Vision Limited Dividend Housing Association Limited Partnership.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the “Compliance Period”). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership’s partnership agreements, the Trust has committed to make capital contribution payments in the aggregate amount of $14,786,864, which includes advances made to a certain Local Partnership and all of which has been paid as of March 30, 2007. Restricted cash in the accompanying balance sheet as of March 30, 2007 represents accrued interest of $62,635 on a previously outstanding capital contribution. As of December 31, 2006 the Local Partnerships have outstanding mortgage loans payable totaling approximately $20,977,000 and accrued interest payable on such loans totaling approximately $3,047,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Trust’s investment balance in each Local Partnership; any such excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $2,595,108, $2,931,323, and $645,648 for the years ended December 31, 2006, 2005 and 2004, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

As a result of management’s assessment of the carrying value of the investment in local partnerships under applicable accounting guidelines (see Note 1), the Trust reduced its investment in certain Local Partnerships by $42,350, $241,000 and $311,000 for the years ended March 30, 2007, 2006 and 2005, respectively. Such losses are included in equity in loss of investment in local partnerships in the accompanying statements of operations of the Trust for the years indicated.

The Properties are subject to evaluation for the existence of permanent impairment under applicable accounting guidelines, whereby the carrying value of the real property may be adjusted downward based on results of operations and other events. As a result of such evaluation, the accompanying statements of operations of the Local Partnerships reflected herein Note 5 include loss from impairment for the years ended December 31, 2006 and 2005 of $1,645,703 and $2,129,261 in connection with Creative Choice and Edgewood, respectively.
The Local General Partners of Edgewood represent that Edgewood was several months in arrears in connection with its first mortgage and that the lender issued a notice of default in April 2006. The Local General Partners further represent that the first mortgage was subsequently converted to Non-Mandatory Debt, the default was lifted and that payments on the real estate taxes are current. The Trust advanced $45,000 during the year ended March 30, 2007 to fund operating deficits; such advances were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships. Cumulative advances as of March 30, 2007 are $45,000. The Trust’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5.	Investment in Local Partnerships (continued)

The Property owned by Creative Choice suffered property damage and business interruption in October 2005 due to a hurricane. The Local General Partner reports that the anticipated shortfall between the estimated cost of the damage and the anticipated insurance proceeds is approximately $1,800,000. As a result, the 2006 audited financial statements of Creative Choice reflect a permanent impairment of the Property of $1,645,703 (see discussion above), which is reflected in the combined balance sheet and statement of operations of the Local Partnerships as of December 31, 2006 and for the year then ended herein Note 5. Such impairment loss has no impact on the financial statements of the Trust; the Trust’s investment balance in Creative Choice, after cumulative equity losses, became zero during the year ended March 30, 2006. The Property was placed completely back in service in 2007.

The combined balance sheets of the Local Partnerships as of December 31, 2006 and 2005 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2006, 2005 and 2004 are reflected on pages 29 and 30, respectively.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5.	Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of December 31, 2006 and 2005 are as follows:

	2006	2005
ASSETS

Cash and cash equivalents	$386,275	$502,018
Rents receivable	61,039	95,807
Escrow deposits and reserves	1,545,848	2,520,682
Land	1,213,303	1,213,303
Buildings and improvements (net of accumulated depreciation of $13,396,892 and $12,320,873)	20,997,017	20,702,149
Intangible assets (net of accumulated amortization of $155,452 and $142,317)	249,863	263,449
Other assets	593,655	969,001

	$25,047,000	$26,266,409

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,021,581	$920,566
Due to related parties	2,826,188	1,449,401
Mortgage loans	20,977,035	21,439,391
Notes payable	100,000	100,000
Accrued interest	3,046,533	2,734,757
Other liabilities	398,090	150,739

	28,369,427	26,794,854
Partners' equity (deficit)

American Tax Credit Trust, Series I
Capital contributions, net of distributions	13,963,902	14,003,252
Cumulative loss	(10,200,983)	(10,071,898)

	3,762,919	3,931,354
General partners and other limited partners
Capital contributions, net of distributions	471,037	473,938
Cumulative loss	(7,556,383)	(4,933,737)

	(7,085,346)	(4,459,799)

	(3,322,427)	(528,445)

	$25,047,000	$26,266,409

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5.	Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

REVENUE

Rental	$4,138,282	$4,186,679	$4,137,245
Interest and other	216,516	190,055	130,826

TOTAL REVENUE	4,354,798	4,376,734	4,268,071

EXPENSES

Administrative	1,040,257	1,038,334	943,692
Utilities	830,845	829,485	751,477
Operating and maintenance	1,115,652	1,157,361	961,315
Taxes and insurance	549,679	538,122	558,553
Financial	823,071	874,580	909,745
Depreciation and amortization	1,101,322	1,243,226	1,175,705
Loss from impairment of long-lived assets	1,645,703	2,129,261

TOTAL EXPENSES	7,106,529	7,810,369	5,300,487

NET LOSS	$(2,751,731)	$(3,433,635)	$(1,032,416)

NET LOSS ATTRIBUTABLE TO

American Tax Credit Trust, Series I	$(129,085)	$(467,952)	$(376,423)
General partners and other limited partners, which includes $2,595,108, $2,931,323 and $645,648 of Trust loss in excess of investment	(2,622,646)	(2,965,683)	(655,993)

	$(2,751,731)	$(3,433,635)	$(1,032,416)

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5.	Investment in Local Partnerships (continued)

Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 2007 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2006	Investment during the year ended March 30, 2007	Trust's equity in loss for the year ended December 31, 2006		Adjustment to carrying value during the year ended March 30, 2007		Cash distributions received during the year ended March 30, 2007	Investment in Local Partnership balance as of March 30, 2007

ACP Housing Associates, L.P.	$—	—	$—	(3)	$—		$—	$—

Creative Choice Homes VII, Ltd.	—	—	—	(3)	—		—	—

Edgewood Manor Associates, L.P.	—	45,000	(45,000	)(2)	—		—	—

Ledge/McLaren Limited Partnership	47,378	—	(5,828)		(41,550	)(1)	—	—

Penn Apartment Associates	—	—	—	(3)	—		—	—

SB-92 Limited Partnership	—	—	—	(3)	—		—	—

St. Christopher’s Associates, L.P. V	—	—	—	(3)	—		—	—

St. John Housing Associates, L.P.	2,101,051	—	49,111		—		(64,350)	2,085,812

Starved Rock - LaSalle Manor Limited Partnership	275,668	—	(40,410)		—		—	235,258

Vision Limited Dividend Housing Association Limited Partnership	87,758	—	(86,958)		(800	)(1)	—	—

	$2,511,855	$45,000	$(129,085)		$(42,350)		$(64,350)	$2,321,070

(1)	The Trust has adjusted the investment’s carrying value in accordance with applicable accounting guidelines.

(2)	The Trust’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.

(3)	Additional equity in loss of investment is not allocated to the Trust until equity in income is earned or additional investment is made by the Trust.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5.	Investment in Local Partnerships (continued)

Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 2006 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2005	Trust's equity in loss for the year ended December 31, 2005		Adjustment to carrying value during the year ended March 30, 2006		Cash distributions received during the year ended March 30, 2006	Investment in Local Partnership balance as of March 30, 2006

ACP Housing Associates, L.P.	$—	$—		$—		$—	$—

Creative Choice Homes VII, Ltd.	306,634	(306,634	)(2)	—		—	—

Edgewood Manor Associates, L.P.	—	—		—		—	—

Ledge/McLaren Limited Partnership	99,319	(191)		(51,000	)(1)	(750)	47,378

Penn Apartment Associates	—	—	(3)	—		—	—

SB-92 Limited Partnership	—	—	(3)	—		—	—

St. Christopher’s Associates, L.P. V	—	—	(3)	—		—	—

St. John Housing Associates, L.P.	2,197,378	(57,138)		—		(39,189)	2,101,051

Starved Rock - LaSalle Manor Limited Partnership	309,224	(33,556)		—		—	275,668

Vision Limited Dividend Housing Association Limited Partnership	348,191	(70,433)		(190,000	)(1)	—	87,758

	$3,260,746	$(467,952)		$(241,000)		$(39,939)	$2,511,855

(1)	The Trust has adjusted the investment’s carrying value in accordance with applicable accounting guidelines.

(2)	The Trust’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.

(3)	Additional equity in loss of investment is not allocated to the Trust until equity in income is earned or additional investment is made by the Trust.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5.	Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2006 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

ACP Housing Associates, L.P.	$1,476,547	$14,000	$2,505,364	$(736,136)
Creative Choice Homes VII, Ltd.	1,718,717	500,000	4,137,851	(1,392,108)
Edgewood Manor Associates, L.P.	1,823,490	—	8,551	—
Ledge/McLaren Limited Partnership	429,291	123,673	692,445	(245,991)
Penn Apartment Associates	963,000	13,357	1,824,356	(616,151)
SB-92 Limited Partnership	3,039,452	73,000	4,368,801	(1,539,360)
St. Christopher’s Associates, L.P. V	2,180,000	31,829	2,852,062	(1,644,767)
St. John Housing Associates, L.P.	3,922,150	74,800	8,279,308	(3,122,081)
Starved Rock - LaSalle Manor Limited Partnership	1,520,215	202,845	2,764,661	(904,933)
Vision Limited Dividend Housing Association Limited Partnership	3,904,173	179,799	6,960,510	(3,195,365)

	$20,977,035	$1,213,303	$34,393,909	$(13,396,892)

Property information for each Local Partnership as of December 31, 2005 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

ACP Housing Associates, L.P.	$1,480,663	$14,000	$2,505,364	$(675,869)
Creative Choice Homes VII, Ltd.	1,785,269	500,000	4,137,851	(1,270,632)
Edgewood Manor Associates, L.P.	1,823,490	—	—	—
Ledge/McLaren Limited Partnership	439,865	123,673	692,445	(224,646)
Penn Apartment Associates	963,000	13,357	1,824,357	(571,020)
SB-92 Limited Partnership	3,061,109	73,000	3,095,670	(1,380,366)
St. Christopher’s Associates, L.P. V	2,180,000	31,829	2,798,730	(1,535,216)
St. John Housing Associates, L.P.	4,058,497	74,800	8,279,308	(2,915,876)
Starved Rock - LaSalle Manor Limited Partnership	1,562,893	202,845	2,751,251	(834,960)
Vision Limited Dividend Housing Association Limited Partnership	4,084,605	179,799	6,938,046	(2,912,288)

	$21,439,391	$1,213,303	$33,023,022	$(12,320,873)

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5.	Investment in Local Partnerships (continued)

The summary of property activity during the year ended December 31, 2006 is as follows:

	Balance as of December 31, 2005	Net change during the year ended December 31, 2006	Balance as of December 31, 2006

Land	$1,213,303	$—	$1,213,303
Buildings and improvements	33,023,022	1,370,887	34,393,909
	34,236,325	1,370,887	35,607,212
Accumulated depreciation	(12,320,873)	(1,076,019)	(13,396,892)
	$21,915,452	$294,868	$22,210,320

6.	Transactions with Manager and Affiliates

For the years ended March 30, 2007, 2006 and 2005, the Trust paid and/or incurred the following amounts to the Manager and/or affiliates in connection with services provided to the Trust:

	2007		2006		2005
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Management fee (see Note 8)	$83,677	$192,141	$195,214	$192,141	$146,603	$192,141

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

7.	Taxable Loss

A reconciliation of the financial statement net loss of the Trust for the years ended March 30, 2007, 2006 and 2005 to the tax return net loss for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2007	2006	2005
Financial statement net loss for the years ended March 30, 2007, 2006 and 2005	$(317,604)	$(880,402)	$(862,968)

Add (less) net transactions occurring between
January 1, 2004 and March 30, 2004	—	—	(42,837)
January 1, 2005 and March 30, 2005	—	(41,716)	41,716
January 1, 2006 and March 30, 2006	(37,423)	37,423	—
January 1, 2007 and March 30, 2007	36,415	—	—

Adjusted financial statement net loss for the years ended December 31, 2006, 2005 and 2004	(318,612)	(884,695)	(864,089)

Adjustment to management fee pursuant to Internal Revenue Code Section 267	21,860	22,260	18,467

Differences arising from equity in loss of investment in local partnerships	(1,092,375)	(454,063)	(522,482)

Other differences	(137)	(351)	1,041

Tax return net loss for the years ended December 31, 2006, 2005 and 2004	$(1,389,264)	$(1,316,849)	$(1,367,063)

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2006 and 2005 are as follows:

	2006	2005

Investment in local partnerships - financial reporting	$2,301,070	$2,511,855
Investment in local partnerships - tax	(460,575)	867,586

	$2,761,645	$1,644,269

Payable to manager in the accompanying balance sheets represents accrued management fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

8.	Commitments and Contingencies

Pursuant to the Trust Agreement, the Trust incurs an annual management fee (“Management Fee”) payable to the Manager for its services in connection with the management of the affairs of the Trust. The annual Management Fee is equal to 0.5% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties. The Trust incurred a Management Fee of $192,141 for each of the years ended March 30, 2007, 2006 and 2005. Unpaid Management Fees in the amount of $793,186 and $684,722 are recorded as payable to manager and affiliates in the accompanying balance sheets as of March 30, 2007 and 2006, respectively.

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

The estimated fair value of the Trust’s financial instruments as of March 30, 2007 and 2006 are disclosed elsewhere in the financial statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

10.	Quarterly Financial Information - Unaudited

The following is a summary of results of operations for each of the four quarters for the years indicated:
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007

Total revenue	$22,037	$23,787	$23,951	$22,364

Expenses	(61,111)	(57,881)	(60,537)	(58,779)

Equity in income (loss) of
investment in local
partnerships	(28,967)	(29,384)	56,800	(169,884)

Net income (loss)	(68,041)	(63,478)	20,214	(206,299)

Net income (loss) per unit of beneficial ownership interest	(3.61)	(3.37)	1.07	(10.95)

2006

Total revenue	$17,119	$19,650	$21,013	$21,076

Expenses	(61,094)	(65,931)	(64,784)	(58,499)

Equity in loss of investment
in local partnerships	(30,533)	(43,543)	(75,993)	(558,883)

Net loss	(74,508)	(89,824)	(119,764)	(596,306)

Net loss per unit of beneficial ownership interest	(3.95)	(4.77)	(6.36)	(31.64)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

As of March 30, 2007, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant’s disclosure controls and procedures were effective as of March 30, 2007, and (ii) there has been no change in Registrant’s internal control over financial reporting during the quarter ended March 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

Richard Paul Richman, age 60, is the sole Director of the Manager. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of the Manager and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of the Manager and the general partner of Wilder Richman Historic Properties II, L.P., the director of Richman Tax Credit Properties Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties L.P., the director of Richman Tax Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties II L.P. and the director of Richman Housing Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties III L.P.

Stephen B. Smith, age 63, is the Executive Vice President of the Manager. Mr. Smith is responsible for marketing and investment program development for Richman Group. From 1989 until joining Richman Group in 1993, Mr. Smith was an independent advisor to developers, lenders and institutional investors on matters related to real estate investments.

David A. Salzman, age 47, is the President of the Manager and is a stockholder and the President of Richman Group. Mr. Salzman has been employed by Richman Group since October 1986 and is responsible for the acquisition of residential real estate for syndication for Richman Group.

Neal Ludeke, age 49, is a Vice President and the Treasurer of the Manager. Mr. Ludeke, the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. ("RAM"), an affiliate of the Manager. Mr. Ludeke's responsibilities in connection with RAM include various partnership management functions.

Item 10. Directors and Executive Officers of the Registrant (continued)

Registrant is not aware of any family relationship between its director and executive officers listed in this Item 10.

Registrant is not aware of the involvement in certain legal proceedings with respect to the director and executive officers listed in this Item 10.

Mr. Richman, the sole Director of the Manager, Mr. Ludeke and Charles Krafnick, Assistant Treasurer of the Manager, act as the audit committee of Registrant. Mr. Richman is deemed to be an audit committee financial expert and is not independent of Registrant.

The Board of Director of the Manager has adopted a code of ethics for senior financial officers of Registrant, applicable to Registrant's principal executive officer, principal financial officer and comptroller or principal accounting officer, or persons performing similar functions. Registrant will provide to any person without charge a copy of such code of ethics upon written request to the Manager at 340 Pemberwick Road, Greenwich, Connecticut 06831, Attention: Secretary.

Item 11. Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of the Manager any compensation and did not pay any such compensation during the year ended March 30, 2007. During the year ended March 30, 2007, the Manager did not pay any compensation to any of its officers or its director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Two affiliates of Everest Properties, Inc., having the mailing address 199 S. Los Robles Avenue, Suite 200, Pasadena, California 91101, one of which owns less than 5% of the Units, together own 2,214 Units, representing approximately 11.9% of all such Units. As of May 31, 2007, no person or entity, other than the affiliates of Everest Properties, Inc. noted above, was known by Registrant to be the beneficial owner of more than five percent of the Units. The majority owner of the Manager is Richard Paul Richman.

Item 13. Certain Relationships and Related Transactions with Management

The Manager and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 6 and 8 to the audited financial statements included in Item 8 - "Financial Statements and Supplementary Data” herein.

Transactions with Manager and Affiliates

The net tax loss and Low-income Tax Credits generated by Registrant during the year ended December 31, 2006 allocated to the Manager were $13,893 and $882, respectively.

Indebtedness of Management

No officer or director of the Manager or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2007.

Review, Approval or Ratification of Transactions with Related Parties

Pursuant to the terms of the Trust Agreement, Registrant has specific rights and limitations in conducting business with the Manager and affiliates.  To date, Registrant has followed such provisions of the Trust Agreement.  Registrant's unwritten policies for transacting business with related parties are to first refer to the Trust Agreement in connection with conducting such business or making payments and then, if circumstances arise for which a new related party transaction is contemplated, present the proposed transaction to certain officers of the Manager for review and approval.  If any matter in connection with such transaction might be unclear under the terms of the Trust Agreement, such matter is presented to general or outside counsel for review prior to any such transaction being entered into by Registrant.

Item 14. Principal Accountant Fees and Services

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered for the years ended March 30, 2007 and 2006:

	2007	2006
Audit Fees	$25,800	$24,247
Audit-Related Fees	—	—
Tax Fees	$5,000	$5,000
All Other Fees	—	—

Audit fees consist of fees for the annual audit and review of Registrant’s financial statements and assistance with and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2007 and 2006.

The audit committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the audit committee.

The audit committee approved all fiscal 2007 and 2006 principal accountant fees and services.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements

See Item 8 - "Financial Statements and Supplementary Data."

(2) Financial Statement Schedules

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or notes thereto.

(3) Exhibits

	Exhibit	Incorporated by Reference to

10.1	Credit Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.1 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)

10.2	Security and Pledge Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.2 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)

10.3	Cash Collateral Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.3 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)

10.4	Promissory Note dated December 27, 1993 from Trust to Citibank N.A.	Exhibit 10.4 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)

10.5	Tri-Party Agreement dated as of December 27, 1993 between Trust, Citibank N.A. and United States Trust Company of New York	Exhibit 10.5 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)

10.6	ACP Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated September 29, 1995 (File No. 0-24600)

10.7	Creative Choice Homes VII, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated December 30, 1994 (File No. 0-24600)

10.8	Edgewood Manor Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-K Report dated March 30, 1994 (File No. 33-58032)

10.9	Ledge / McLaren Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated December 30, 1994 (File No. 0-24600)

10.10	Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.7 to Form 10-K Report dated March 30, 1994 (File No. 33-58032)

	Exhibit	Incorporated by Reference to

10.11	First Amendment to Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-K Report dated March 30, 1994 (File No. 33-58032)

10.12	Second Amendment to Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.9 to Form 10-K Report dated March 30, 1994 (File No. 33-58032)

10.13	SB-92 Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)

10.14	St. Christopher's Associates, L.P. V Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated June 29, 1994 (File No. 33-58032)

10.15	St. John Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.7 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)

10.16	Starved Rock - LaSalle Manor Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated September 29, 1995 (File No. 0-24600)

10.17	Vision Limited Dividend Housing Association Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report dated December 30, 1994 (File No. 0-24600)

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

99.1	Pages 11 through 21, 26 through 48 and 63 through 65 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.1 to Form 10-K Report dated March 30, 1994 (File No. 33-58032)

99.2	Supplement No. 2 dated November 16, 1993 to Prospectus	Exhibit 28.1 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)

99.3	Supplement No. 3 dated November 23, 1994 to Prospectus	Exhibit 99.3 to Form 10-K Report dated March 30, 1995 (File No. 0-24600)

99.4	Supplement No. 4 dated December 28, 1994 to Prospectus	Exhibit 99.4 to Form 10-K Report dated March 30, 1995 (File No. 0-24600)

99.5	Independent Auditor’s Report of ACP Housing Associates, L.P. as of and for the year ended December 31, 2004	Exhibit 99.10 to Form 10-K Report dated March 30, 2005 (File No. 0-24600)

	Exhibit	Incorporated by Reference to

99.6	Independent Auditors’ Report of Creative Choice Homes VII, Ltd. as of and for the year ended December 31, 2004	Exhibit 99.11to Form 10-K Report dated March 30, 2005 (File No. 0-24600)

99.7	Report of Independent Registered Public Accounting Firm of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.12 to Form 10-K Report dated March 30, 2005 (File No. 0-24600)

99.8	Report of Independent Registered Public Accounting Firm of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.8 to Form 10-K Report dated March 30, 2006 (File No. 0-24600)

99.9	Audited Financial Statements of Creative Choice Homes VII, Ltd. as of and for the year ended December 31, 2005	Exhibit 99.9 to Form 10-K Report dated March 30, 2006 (File No. 0-24600)

99.10	Audited Financial Statements of St. John Housing Associates Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.11 to Form 10-K Report dated March 30, 2006 (File No. 0-24600)

*99.11	Independent Auditors’ Report of Ledge/McLaren Limited Partnership as of and for the year ended December 31, 2006

*99.12	Audited Financial Statements of St. John Housing Associates Limited Partnership as of and for the year ended December 31, 2006

*99.13	Audited Financial Statements of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2006

*Filed herewith.

(b) Exhibits

See (a)(3) above.

(c) Financial Statement Schedules

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT TRUST, a Delaware statutory business trust Series I

	By:	Richman American Credit Corp., The Manager

Dated: March 12, 2008		/s/ David Salzman
David Salzman Chief Executive Officer

Dated: March 12, 2008		/s/ Neal Ludeke
Neal Ludeke Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Salzman	Chief Executive Officer of the Manager	March 12, 2008
(David Salzman)

/s/ Neal Ludeke	Chief Financial Officer of the Manager	March 12, 2008
(Neal Ludeke)

/s/ Richard Paul Richman	Director of the Manager	March 12, 2008
(Richard Paul Richman)