Form 10-K
period 2006-03-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2008-03-13
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2006

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

Registrant’s investment in the Local Partnerships is subject to the risks associated with multi-family rental property and real estate in general, including retail, commercial and residential real estate. Such risks are subject to change and not in the control of Registrant, including:

•	adverse use of adjacent or neighborhood real estate;

•	regulated rents, which may adversely impact rent increases

•	utility allowances, which may adversely impact rents charged to tenants from year to year in certain locations;

•	changes in the demand for or supply of competing properties;

•	changes in state or local tax rates and assessments;

•	increases in utility charges;

•	unexpected expenditures for repairs and maintenance;

•	discovery of previously undetected environmentally hazardous conditions;

•	costs associated with complying with the Americans with Disabilities Act;

•	uninsured losses relating to real property or excessively expensive premiums for insurance coverage;

•	changes in local economic conditions; and

•	changes in interest rates and the availability of financing.

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

Registrant owns a 98.9%-99% limited partnership interest (“Local Partnership Interest”) in ten Local Partnerships reflected on page 6.

Item 2.	Properties (continued)

Name of Local Partnership Name of apartment complex	Number of rental	Capital	Mortgage loans payable as of December 31,	Subsidy (see
Apartment complex location	units	contribution	2005	footnotes)

ACP Housing Associates, L.P. ACP Housing Apartments New York, New York	28	$737,222	$1,480,663	(1b	)

Creative Choice Homes VII, Ltd. Coral Gardens Homestead, Florida	91	2,382,812	1,785,269	(1a & c	)

Edgewood Manor Associates, L.P. Edgewood Manor Apartments Philadelphia, Pennsylvania	49	1,963,799	1,823,490	(1b	)

Ledge/McLaren Limited Partnership Ledge/McLaren Apartments Nashua, New Hampshire	8	343,079	439,865	(1b	)

Penn Apartment Associates Penn Apartments Chester, Pennsylvania	15	852,180	963,000	(1b	)

SB-92 Limited Partnership Shaker Boulevard Gardens Cleveland, Ohio	73	795,255	3,061,109	(1a,b,c & d	)

St. Christopher’s Associates, L.P. V Lehigh Park Philadelphia, Pennsylvania	29	2,075,785	2,180,000	(1b	)

St. John Housing Associates, L.P. St. John Homes Gary, Indiana	144	3,546,861	4,058,497	(1a & c	)

Starved Rock - LaSalle Manor Limited Partnership LaSalle Manor LaSalle, Illinois	48	634,327	1,562,893	(1a, c & e	)

Vision Limited Dividend Housing Association Limited Partnership Helen Odean Butler Apartments Detroit, Michigan	97	1,410,544	4,084,605	(1b	)
		$14,741,864	$21,439,391

(1)	Description of subsidies:

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

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its owners. There were no cash distributions to the owners during the years ended March 30, 2006 and 2005.

Low-income Tax Credits, which are subject to various limitations, may be used by Beneficial Owners to offset federal income tax liabilities. The Low-income Tax Credits per Unit for each of the three closings, generated by Registrant and allocated to the Beneficial Owners for the tax years ended December 31, 2005 and 2004 and the cumulative Low-income Tax Credits allocated from inception through December 31, 2005 are as follows:

	First closing	Second closing	Third closing
	November 29, 1993	January 28, 1994	May 25, 1994
Low-income Tax Credits:
Tax year ended December 31, 2005	$40.14	$40.14	$40.14
Tax year ended December 31, 2004	99.49	99.49	99.49

Cumulative totals	$1,389.68	$1,387.50	$1,374.98

Notwithstanding future circumstances which may give rise to recapture or loss of future benefits (see Part I, Item 2 - Properties, herein), Registrant generated total Low-income Tax Credits from investments in Local Partnerships of approximately $1,380 to approximately $1,394 per Unit, depending on the closing date (see above) through December 31, 2006, when all Properties will have reached the end of their respective ten-year tax Low-income Tax Credit periods..

Recent Sales of Unregistered Securities

None

Item 6.	Selected Financial Data

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.

	Years Ended March 30,
	2006	2005	2004	2003	2002

Interest revenue	$78,858	$68,047	$106,444	$124,644	$146,753

Equity in loss of investment in local partnerships	$(708,952)	$(687,423)	$(1,378,435)	$(1,477,923)	$(1,180,278)

Net loss	$(880,402)	$(862,968)	$(1,532,141)	$(1,585,759)	$(1,268,827)

Net loss per unit of beneficial ownership interest (18,654 Units)	$(46.72)	$(45.80)	$(81.31)	$(84.16)	$(67.34)

	As of March 30,
	2006	2005	2004	2003	2002

Total assets	$4,360,412	$5,285,303	$6,184,227	$7,705,676	$9,208,448

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As of March 30, 2006, Registrant has unrestricted cash and cash equivalents and investments in bonds totaling $1,775,545, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 2006, Registrant’s investments in bonds represent corporate bonds of $271,704 with various maturity dates ranging from 2006 to 2012. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the year ended March 30, 2006, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses and making capital contributions to a Local Partnership. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $142,000 during the year ended March 30, 2006 (which includes a net unrealized loss on investments in bonds of approximately $12,000 and the amortization of net premium on investments in bonds of approximately $4,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

During the year ended March 30, 2006, the investment in local partnerships decreased as a result of Registrant’s equity in the Local Partnerships’ net loss for the year ended December 31, 2005 of $708,952 (including an adjustment to Registrant’s carrying value of its investment in two Local Partnerships of $241,000 in accordance with applicable accounting guidelines) (see discussion below under Results of Operations) and cash distributions received from Local Partnerships of $39,939. Payable to manager and affiliates in the accompanying balance sheet as of March 30, 2006 represents deferred management fees.

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

Registrant’s operations for the years ended March 30, 2006, 2005 and 2004 resulted in net losses of $880,402, $862,968 and $1,532,141, respectively. The decrease in net loss from fiscal 2004 to fiscal 2005 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $691,000, which decrease resulted primarily from (i) an impairment loss recorded by St. Christopher Associates, L.P. V (“St. Christopher”) in fiscal 2004 and (ii) an increase in the nonrecognition of losses in accordance with the equity method of accounting for certain Local Partnerships other than St. Christopher, partially offset by an increase in adjustments to the Local Partnership Carrying Value in connection with investments in certain Local Partnerships as reflected in Note 5 to the financial statements.

The Local Partnerships’ net loss of approximately $3,434,000 for the year ended December 31, 2005 includes depreciation and amortization expense of approximately $1,243,000, loss from impairment of long lived assets of $2,129,261 (see discussion below) and interest on non-mandatory debt of approximately $345,000, and does not include principal payments on permanent mortgages of approximately $444,000. The Local Partnerships’ net loss of approximately $1,032,000 for the year ended December 31, 2004 includes depreciation and amortization expense of approximately $1,176,000 and interest on non-mandatory debt of approximately $332,000, and does not include principal payments on permanent mortgages of approximately $460,000. The Local Partnerships’ net loss of approximately $2,160,000 for the year ended December 31, 2003 includes depreciation and amortization expense of approximately $1,221,000, loss from impairment of long lived assets of $1,080,000 (see discussion below) and interest on non-mandatory debt of approximately $318,000, and does not include principal payments on permanent mortgages of approximately $437,000. The results of operations of the Local Partnerships for the year ended December 31, 2005 are not necessarily indicative of the results that may be expected in future periods.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Properties are subject to evaluation for the existence of permanent impairment under applicable accounting guidelines, whereby the carrying value of the real property may be adjusted downward based on results of operations and other circumstances. As a result of such evaluation, the statement of operations of the Local Partnerships reflected in Note 5 to the audited financial statements of Registrant includes losses from impairments for the years ended December 31, 2005 and 2003 of $2,129,261 and $1,080,000 in connection with Edgewood Manor Associates, L.P. (“Edgewood”) and St. Christopher, respectively.

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

The Local Partnerships have various financing structures which include (i) required debt service payments (“Mandatory Debt Service”) and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies (“Non-Mandatory Debt Service or Interest”). During the year ended December 31, 2005, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships’ operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships’ operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

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

St. Christopher incurred an operating deficit of approximately $108,000 for the year ended December 31, 2005 and withdrew $20,000 from its operating reserve during such period to fund cumulative operating deficits. St. Christopher has a remaining operating reserve of approximately $221,000 as of December 31, 2005. In addition, Registrant is holding unpaid accrued interest due to St. Christopher of approximately $67,000 as of March 30, 2006 on a previously outstanding capital contribution. There is no Mandatory Debt Service and the Local General Partner represents that payments on the real estate taxes are current. Registrant’s investment balance in St. Christopher, after cumulative equity losses, became zero during the year ended March 30, 2004. St. Christopher generated approximately $198.5 per Unit to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2004. The Compliance Period for St. Christopher expires on December 31, 2008.

Edgewood incurred an operating deficit of approximately $50,000 for the year ended December 31, 2005. Furthermore, the Local General Partners represent that Edgewood was several months in arrears in connection with its first mortgage and that the lender issued a notice of default in April 2006. The Local General Partners further represent that the first mortgage was subsequently converted to Non-Mandatory Debt, the default was lifted and that payments on the real estate taxes are current. Registrant’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005. Edgewood generated approximately $191.2 per Unit to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2004. The Compliance Period for Edgewood expires on December 31, 2008.

The terms of the partnership agreement of ACP Housing Associates, L.P. (“ACP Housing”) require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. ACP Housing incurred an operating deficit of approximately $29,000 for the year ended December 31, 2005, which includes property management fees of approximately $15,000. The Local General Partners represent that payments on the mortgages are current; ACP Housing is not required to pay real estate taxes pursuant to a tax abatement agreement. Registrant’s investment balance in ACP Housing, after cumulative equity losses, became zero during the year ended March 30, 2005. ACP Housing generated approximately $70.3 per Unit to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2005. The Compliance Period for ACP Housing expires on December 31, 2009.

The terms of the partnership agreement of Penn Apartment Associates (“Penn Apartments”) require the Local General Partner to cause the property management agent to defer property management fees in order to avoid a default under the mortgage. Penn Apartments incurred an operating deficit of approximately $13,000 for the year ended December 31, 2005, which includes property management fees of approximately $7,000. There is no Mandatory Debt Service and the Local General Partner represents that payments on the real estate taxes are current. Registrant’s investment balance in Penn Apartments, after cumulative equity losses, became zero during the year ended March 30, 2003. Penn Apartments generated approximately $83.7 per Unit to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2003. The Compliance Period for Penn Apartments expires on December 31, 2008.

Inflation

Inflation is not expected to have a material adverse impact on Registrant’s operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Obligations

As of March 30, 2006, Registrant has the following contractual obligations (payments due by period):

	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years

Other Long Term Liabilities:
Interest Payable (1)	$67,441	$67,441	$—	$—	$—

Payable to Manager and Affiliates (2)	684,722	684,722	—	—	—

	$752,163	$752,163	$—	$—	$—

(1)	As a result of ongoing operating deficits of St. Christopher, such amount is expected to be paid within one year.

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

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46 - Revised, “Consolidation of Variable Interest Entities, ” because Registrant is not considered the primary beneficiary. Registrant’s balance in investment in local partnerships, plus the risk of recapture of tax credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. Registrant's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the Local General Partners and their guarantees against credit recapture.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Manager and Beneficial Owners
American Tax Credit Trust, a Delaware statutory business trust Series I
   We have audited the accompanying balance sheets of American Tax Credit Trust, a Delaware statutory business trust Series I (the “Trust”) as of March 30, 2006 and 2005, and the related statements of operations, changes in owners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2006. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits. For the years ended March 30, 2006 and 2005, we did not audit the financial statements of certain investee partnerships, which investments represent $87,758 and $654,825, respectively, in total assets as of March 30, 2006 and 2005 and $70,433 and $321,411, respectively, of total losses for the years then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investee partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Trust, a Delaware statutory business trust Series I as of March 30, 2006 and 2005, and the results of its operations, changes in owners’ equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Bethesda, Maryland
March 10, 2008

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
BALANCE SHEETS
MARCH 30, 2006 AND 2005

	Notes	2006	2005

ASSETS

Cash and cash equivalents	3,9	$1,503,841	$1,430,592
Restricted cash	3,5,9	67,441	98,676
Investments in bonds	4,9	271,704	487,038
Investment in local partnerships	5,8	2,511,855	3,260,746
Interest receivable	9	5,571	8,251

		$4,360,412	$5,285,303

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$31,197	$29,854
Payable to manager and affiliates	6,8	684,722	687,795
Capital contributions payable	5,9		31,758
Interest payable	5,9	67,441	66,918

		783,360	816,325

Commitments and contingencies	5,8

Owners' equity (deficit)	2,4

Manager		(128,173)	(119,369)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)		3,699,077	4,570,675
Accumulated other comprehensive income, net		6,148	17,672

		3,577,052	4,468,978

		$4,360,412	$5,285,303

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 30, 2006, 2005 AND 2004

	Notes	2006	2005	2004

REVENUE

Interest		$78,858	$68,047	$106,444

TOTAL REVENUE		78,858	68,047	106,444

EXPENSES

Management fee - affiliate	6,8	192,141	192,141	192,141
Professional fees		40,219	43,319	49,441
Printing, postage and other		17,948	8,132	18,568

TOTAL EXPENSES		250,308	243,592	260,150

		(171,450)	(175,545)	(153,706)

Equity in loss of investment in local partnerships	5	(708,952)	(687,423)	(1,378,435)

NET LOSS		(880,402)	(862,968)	(1,532,141)

Other comprehensive loss, net	4	(11,524)	(44,527)	(14,621)

COMPREHENSIVE LOSS		$(891,926)	$(907,495)	$(1,546,762)

NET LOSS ATTRIBUTABLE TO	2

Manager		$(8,804)	$(8,630)	$(15,321)
Beneficial owners		(871,598)	(854,338)	(1,516,820)

		$(880,402)	$(862,968)	$(1,532,141)

NET LOSS per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)		$(46.72)	$(45.80)	$(81.31)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CHANGES IN OWNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2006, 2005 AND 2004

	Manager	Beneficial Owners	Accumulated Other Comprehensive Income (Loss), Net	Total

Owners' equity (deficit), March 30, 2003	$(95,418)	$6,941,833	$76,820	$6,923,235

Net loss	(15,321)	(1,516,820)		(1,532,141)

Other comprehensive loss, net			(14,621)	(14,621)

Owners' equity (deficit), March 30, 2004	(110,739)	5,425,013	62,199	5,376,473

Net loss	(8,630)	(854,338)		(862,968)

Other comprehensive loss, net			(44,527)	(44,527)

Owners' equity (deficit), March 30, 2005	(119,369)	4,570,675	17,672	4,468,978

Net loss	(8,804)	(871,598)		(880,402)

Other comprehensive loss, net			(11,524)	(11,524)

Owners' equity (deficit), March 30, 2006	$(128,173)	$3,699,077	$6,148	$3,577,052

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2006, 2005 AND 2004

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$85,871	$95,045	$114,743
Cash paid for
Management fee	(195,214)	(146,603)	(171,026)
Professional fees	(38,826)	(45,333)	(45,565)
Printing, postage and other expenses	(17,998)	(6,932)	(19,268)

Net cash used in operating activities	(166,167)	(103,823)	(121,116)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital contributions paid to local partnerships	(31,758)	(37,542)
Cash distributions from local partnerships	39,939	92,078	71,839
Transfer from (to) restricted cash	31,235	36,153	(1,022)
Proceeds from maturities/redemptions and sales of bonds	200,000	1,000,000	100,000

Net cash provided by investing activities	239,416	1,090,689	170,817

Net increase in cash and cash equivalents	73,249	986,866	49,701

Cash and cash equivalents at beginning of year	1,430,592	443,726	394,025

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,503,841	$1,430,592	$443,726

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net	$(11,524)	$(44,527)	$(14,621)

See reconciliation of net loss to net cash used in operating activities on page 22.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS - (Continued)
YEARS ENDED MARCH 30, 2006, 2005 AND 2004

	2006	2005	2004

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(880,402)	$(862,968)	$(1,532,141)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	708,952	687,423	1,378,435
Amortization of net premium on investments in bonds	3,810	4,502	4,164
Decrease in interest receivable	2,680	21,107	3,113
Increase (decrease) in accounts payable and accrued expenses	1,343	(814)	3,176
Increase (decrease) in payable to manager and affiliates	(3,073)	45,538	21,115
Increase in interest payable	523	1,389	1,022

NET CASH USED IN OPERATING ACTIVITIES	$(166,167)	$(103,823)	$(121,116)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2006, 2005 AND 2004

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

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

1.	Organization, Purpose and Summary of Significant Accounting Policies (continued)

Investment in Local Partnerships (continued)

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
MARCH 30, 2006, 2005 AND 2004

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

3.	Cash and Cash Equivalents and Restricted Cash

As of March 30, 2006, the Trust has cash and cash equivalents and restricted cash in the aggregate of $1,571,282, of which approximately $1,335,000 are deposited in interest-bearing accounts with an institution that is not insured by the Federal Deposit Insurance Corporation.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

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

As of March 30, 2006, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Corporate debt securities
Within one year	$139,023	$1,775	$—	$140,798
After one year through five years	123,356	4,089	—	127,445
After five years through ten years	3,177	284	—	3,461
	$265,556	$6,148	$—	$271,704

As of March 30, 2005, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Corporate debt securities
Within one year	$199,936	$3,786	$—	$203,722
After one year through five years	266,224	13,482	—	279,706
After five years through ten years	3,206	404	—	3,610
	$469,366	$17,672	$—	$487,038

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5.	Investment in Local Partnerships

As of March 30, 2006, the Trust owns a 98.9%-99% limited partnership interest in the following Local Partnerships:

1.	ACP Housing Associates, L.P.;
2.	Creative Choice Homes VII, Ltd. (“Creative Choice”);
3.	Edgewood Manor Associates, L.P. (“Edgewood”);
4.	Ledge/McLaren Limited Partnership;
5.	Penn Apartment Associates;
6.	SB-92 Limited Partnership;
7.	St. Christopher's Associates, L.P. V (“St. Christopher”);
8.	St. John Housing Associates, L.P.;
9.	Starved Rock - LaSalle Manor Limited Partnership; and
10.	Vision Limited Dividend Housing Association Limited Partnership.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the “Compliance Period”). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership’s partnership agreements, the Trust has committed to make capital contribution payments in the aggregate amount of $14,741,864, all of which has been paid as of March 30, 2006. Restricted cash in the accompanying balance sheet as of March 30, 2006 represents accrued interest of $67,441 on a previously outstanding capital contribution. As of December 31, 2005 the Local Partnerships have outstanding mortgage loans payable totaling approximately $21,439,000 and accrued interest payable on such loans totaling approximately $2,735,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Trust’s investment balance in each Local Partnership; any such excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $2,931,323, $645,648, and $939,757 for the years ended December 31, 2005, 2004 and 2003, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

As a result of management’s assessment of the carrying value of the investment in local partnerships under applicable accounting guidelines (see Note 1), the Trust reduced its investment in certain Local Partnerships by $241,000, $311,000 and $180,000 for the years ended March 30, 2006, 2005 and 2004, respectively. Such losses are included in equity in loss of investment in local partnerships in the accompanying statements of operations of the Trust for the years indicated.

The Properties are subject to evaluation for the existence of permanent impairment under applicable accounting guidelines, whereby the carrying value of the real property may be adjusted downward based on results of operations and other events. As a result of such evaluation, the accompanying statement of operations of the Local Partnerships reflected herein Note 5 includes loss from impairment for the years ended December 31, 2005 and 2003 of $2,129,261 and $1,080,000 in connection with Edgewood and St. Christopher.

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
MARCH 30, 2006, 2005 AND 2004

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

The combined balance sheets of the Local Partnerships as of December 31, 2005 and 2004 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2005, 2004 and 2003 are reflected on pages 29 and 30, respectively.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5.	Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of December 31, 2005 and 2004 are as follows:

	2005	2004
ASSETS

Cash and cash equivalents	$502,018	$382,636
Rents receivable	95,807	37,289
Capital contributions receivable		31,758
Escrow deposits and reserves	2,520,682	1,412,395
Land	1,213,303	1,267,153
Buildings and improvements (net of accumulated depreciation of $12,320,873 and $12,801,975)	20,702,149	23,787,036
Intangible assets (net of accumulated amortization of $142,317 and $190,279)	263,449	221,763
Other assets	969,001	330,890

	$26,266,409	$27,470,920

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$920,566	$830,933
Due to related parties	1,449,401	628,139
Mortgage loans	21,439,391	20,251,559
Notes payable	100,000	100,000
Accrued interest	2,734,757	2,566,812
Other liabilities	150,739	147,948

	26,794,854	24,525,391
Partners' equity (deficit)

American Tax Credit Trust, Series I
Capital contributions, net of distributions (includes receivable of $0 and $31,758)	14,003,252	14,043,191
Cumulative loss	(10,071,898)	(9,603,946)

	3,931,354	4,439,245
General partners and other limited partners
Capital contributions, net of distributions	473,938	474,338
Cumulative loss	(4,933,737)	(1,968,054)

	(4,459,799)	(1,493,716)

	(528,445)	2,945,529

	$26,266,409	$27,470,920

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5.	Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

REVENUE

Rental	$4,186,679	$4,137,245	$4,048,502
Interest and other	190,055	130,826	103,409

TOTAL REVENUE	4,376,734	4,268,071	4,151,911

EXPENSES

Administrative	1,038,334	943,692	1,028,860
Utilities	829,485	751,477	603,409
Operating and maintenance	1,157,361	961,315	886,122
Taxes and insurance	538,122	558,553	562,896
Financial	874,580	909,745	929,149
Depreciation and amortization	1,243,226	1,175,705	1,221,396
Loss from impairment of long-lived assets	2,129,261		1,080,000

TOTAL EXPENSES	7,810,369	5,300,487	6,311,832

NET LOSS	$(3,433,635)	$(1,032,416)	$(2,159,921)

NET LOSS ATTRIBUTABLE TO

American Tax Credit Trust, Series I	$(467,952)	$(376,423)	$(1,198,435)
General partners and other limited partners, which includes $2,931,323, $645,648 and $939,757 of Trust loss in excess of investment	(2,965,683)	(655,993)	(961,486)

	$(3,433,635)	$(1,032,416)	$(2,159,921)

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5.	Investment in Local Partnerships (continued)

Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 2006 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2005	Trust's equity in loss for the year ended December 31, 2005		Adjustment to carrying value during the year ended March 30, 2006		Cash distributions received during the year ended March 30, 2006	Investment in Local Partnership balance as of March 30, 2006

ACP Housing Associates, L.P.	$—	$—		$—		$—	$—

Creative Choice Homes VII, Ltd.	306,634	(306,634	)(2)	—		—	—

Edgewood Manor Associates, L.P.	—	—		—		—	—

Ledge/McLaren Limited Partnership	99,319	(191)		(51,000	)(1)	(750)	47,378

Penn Apartment Associates	—	—	(3)	—		—	—

SB-92 Limited Partnership	—	—	(3)	—		—	—

St. Christopher’s Associates, L.P. V	—	—	(3)	—		—	—

St. John Housing Associates, L.P.	2,197,378	(57,138)		—		(39,189)	2,101,051

Starved Rock – LaSalle Manor Limited Partnership	309,224	(33,556)		—		—	275,668

Vision Limited Dividend Housing Association Limited Partnership	348,191	(70,433)		(190,000	)(1)	—	87,758

	$3,260,746	$(467,952)		$(241,000)		$(39,939)	$2,511,855

(1)	The Trust has adjusted the investment’s carrying value in accordance with applicable accounting guidelines.
(2)	The Trust’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(3)	Additional equity in loss of investment is not allocated to the Trust until equity in income is earned or additional investment is made by the Trust.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS – (Continued)
MARCH 30, 2006, 2005 AND 2004

5.	Investment in Local Partnerships (continued)

Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 2005 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2004	Trust's equity in income (loss) for the year ended December 31, 2004		Adjustment to carrying value during the year ended March 30, 2005		Cash distributions received during the year ended March 30, 2005	Investment in Local Partnership balance as of March 30, 2005	Capital contributions payable as of March 30, 2005

ACP Housing Associates, L.P.	$41,240	$(41,240)	(2)	$—		$—	$—	$—

Creative Choice Homes VII, Ltd.	811,148	(210,514)		(294,000)	(1)	—	306,634	—

Edgewood Manor Associates, L.P.	5,322	(5,322)	(2)	—		—	—	—

Ledge/McLaren Limited Partnership	98,633	4,436		—		(3,750)	99,319	—

Penn Apartment Associates	—	—	(3)	—		—	—	—

SB-92 Limited Partnership	—	—	(3)	—		—	—	—

St. Christopher’s Associates, L.P. V	—	—	(3)	—		—	—	31,758

St. John Housing Associates, L.P.	2,292,382	(11,676)		—		(83,328)	2,197,378	—

Starved Rock - LaSalle Manor Limited Partnership	351,674	(42,450)		—		—	309,224	—

Vision Limited Dividend Housing Association Limited Partnership	439,848	(69,657)		(17,000)	(1)	(5,000)	348,191	—

	$4,040,247	$(376,423)		$(311,000)		$(92,078)	$3,260,746	$31,758

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
NOTES TO FINANCIAL STATEMENTS – (Continued)
MARCH 30, 2006, 2005 AND 2004

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

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5.	Investment in Local Partnerships (continued)

The summary of property activity during the year ended December 31, 2005 is as follows:

	Balance as of December 31, 2004	Net change during the year ended December 31, 2005	Balance as of December 31, 2005

Land	$1,267,153	$(53,850)	$1,213,303
Buildings and improvements	36,589,011	(3,565,989)	33,023,022
	37,856,164	(3,619,839)	34,236,325
Accumulated depreciation	(12,801,975)	481,102	(12,320,873)
	$25,054,189	$(3,138,737)	$21,915,452

6.	Transactions with Manager and Affiliates

For the years ended March 30, 2006, 2005 and 2004, the Trust paid and/or incurred the following amounts to the Manager and/or affiliates in connection with services provided to the Trust:

	2006		2005		2004
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Management fee (see Note 8)	$195,214	$192,141	$146,603	$192,141	$171,026	$192,141

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

7.	Taxable Loss

A reconciliation of the financial statement net loss of the Trust for the years ended March 30, 2006, 2005 and 2004 to the tax return net loss for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2006	2005	2004
Financial statement net loss for the years ended March 30, 2006, 2005 and 2004	$(880,402)	$(862,968)	$(1,532,141)

Add (less) net transactions occurring between
January 1, 2003 and March 30, 2003	—	—	(23,894)
January 1, 2004 and March 30, 2004	—	(42,837)	42,837
January 1, 2005 and March 30, 2005	(41,716)	41,716	—
January 1, 2006 and March 30, 2006	37,423	—	—

Adjusted financial statement net loss for the years ended December 31, 2005, 2004 and 2003	(884,695)	(864,089)	(1,513,198)

Adjustment to management fee pursuant to Internal Revenue Code Section 267	22,260	18,467	21,115

Differences arising from equity in loss of investment in local partnerships	(454,063)	(522,482)	59,909

Other differences	(351)	1,041	918

Tax return net loss for the years ended December 31, 2005, 2004 and 2003	$(1,316,849)	$(1,367,063)	$(1,431,256)

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2005 and 2004 are as follows:

	2005	2004

Investment in local partnerships - financial reporting	$2,511,855	$3,260,746
Investment in local partnerships - tax	867,586	2,070,540

	$1,644,269	$1,190,206

Payable to manager in the accompanying balance sheets represents accrued management fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

8.	Commitments and Contingencies

Pursuant to the Trust Agreement, the Trust incurs an annual management fee (“Management Fee”) payable to the Manager for its services in connection with the management of the affairs of the Trust. The annual Management Fee is equal to 0.5% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties. The Trust incurred a Management Fee of $192,141 for each of the years ended March 30, 2006, 2005 and 2004. Unpaid Management Fees in the amount of $684,722 and $687,795 are recorded as payable to manager and affiliates in the accompanying balance sheets as of March 30, 2006 and 2005, respectively.

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

The estimated fair value of the Trust’s financial instruments as of March 30, 2006 and 2005 are disclosed elsewhere in the financial statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

As of March 30, 2006, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant’s disclosure controls and procedures were effective as of March 30, 2006, and (ii) there has been no change in Registrant’s internal control over financial reporting during the quarter ended March 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

Mr. Richman, the sole Director of the Manager, Mr. Ludeke and Charles Krafnick, Assistant Treasurer of the Manager, act as the audit committee of the Registrant. Mr. Richman is deemed to be an audit committee financial expert and is not independent of the Registrant.

The Board of Director of the Manager has adopted a code of ethics for senior financial officers of the Registrant, applicable to the Registrant's principal executive officer, principal financial officer and comptroller or principal accounting officer, or persons performing similar functions. The Registrant will provide to any person without charge a copy of such code of ethics upon written request to the General Partner at 340 Pemberwick Road, Greenwich, Connecticut 06831, Attention: Secretary.

Item 11. Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of the Manager any compensation and did not pay any such compensation during the year ended March 30, 2006. During the year ended March 30, 2006, the Manager did not pay any compensation to any of its officers or its director.

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

Transactions with Manager and Affiliates

The net tax loss and Low-income Tax Credits generated by Registrant during the year ended December 31, 2005 allocated to the Manager were $13,168 and $7,564, respectively.

Indebtedness of Management

No officer or director of the Manager or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2006.

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

Item 14. Principal Accountant Fees and Services

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2006 and 2005:

	2006	2005

Audit Fees	$24,247	$22,854
Audit-Related Fees	—	—
Tax Fees	$5,000	$5,000
All Other Fees	—	—

Audit fees consist of fees for the annual audit and review of Registrant’s financial statements and assistance with and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2006 and 2005.

The audit committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the audit committee.

The audit committee approved all fiscal 2006 and 2005 principal accountant fees and services.

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

(3) Exhibits

Incorporated by
	Exhibit	Reference to
10.1	Credit Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.1 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)
10.2	Security and Pledge Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.2 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)
10.3	Cash Collateral Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.3 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)
10.4	Promissory Note dated December 27, 1993 from Trust to Citibank N.A.	Exhibit 10.4 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)
10.5	Tri-Party Agreement dated as of December 27, 1993 between Trust, Citibank N.A. and United States Trust Company of New York	Exhibit 10.5 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)
10.6	ACP Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated September 29, 1995 (File No. 0-24600)
10.7	Creative Choice Homes VII, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated December 30, 1994 (File No. 0-24600)
10.8	Edgewood Manor Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-K Report dated March 30, 1994 (File No. 33-58032)
10.9	Ledge / McLaren Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated December 30, 1994 (File No. 0-24600)
10.10	Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.7 to Form 10-K Report dated March 30, 1994 (File No. 33-58032)

Incorporated by
	Exhibit	Reference to
10.11	First Amendment to Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-K Report dated March 30, 1994 (File No. 33-58032)
10.12	Second Amendment to Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.9 to Form 10-K Report dated March 30, 1994 (File No. 33-58032)
10.13	SB-92 Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)
10.14	St. Christopher's Associates, L.P. V Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated June 29, 1994 (File No. 33-58032)
10.15	St. John Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.7 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)
10.16	Starved Rock - LaSalle Manor Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated September 29, 1995 (File No. 0-24600)
10.17	Vision Limited Dividend Housing Association Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report dated December 30, 1994 (File No. 0-24600)
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
*32.1	Section 1350 Certification of Chief Executive Officer.
*32.2	Section 1350 Certification of Chief Financial Officer.
99.1	Pages 11 through 21, 26 through 48 and 63 through 65 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.1 to Form 10-K Report dated March 30, 1994 (File No. 33-58032)
99.2	Supplement No. 2 dated November 16, 1993 to Prospectus	Exhibit 28.1 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)
99.3	Supplement No. 3 dated November 23, 1994 to Prospectus	Exhibit 99.3 to Form 10-K Report dated March 30, 1995 (File No. 0-24600)
99.4	Supplement No. 4 dated December 28, 1994 to Prospectus	Exhibit 99.4 to Form 10-K Report dated March 30, 1995 (File No. 0-24600)
99.5	Independent Auditor’s Report of ACP Housing Associates, L.P. as of and for the year ended December 31, 2004	Exhibit 99.10 to Form 10-K Report dated March 30, 2005 (File No. 0-24600)

Incorporated by
	Exhibit	Reference to
99.6	Independent Auditors’ Report of Creative Choice Homes VII, Ltd. as of and for the year ended December 31, 2004	Exhibit 99.11 to Form 10-K Report dated March 30, 2005 (File No. 0-24600)

99.7	Report of Independent Registered Public Accounting Firm of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.12 to Form 10-K Report dated March 30, 2005 (File No. 0-24600)

*99.8	Report of Independent Registered Public Accounting Firm of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2005

*99.9	Audited Financial Statements of Creative Choice Homes VII, Ltd. as of and for the year ended December 31, 2005

*99.10	Audited Financial Statements of St. John Housing Associates Limited Partnership as of and for the year ended December 31, 2005

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