Form 10-Q
period 2007-06-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 2008-03-28
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
BALANCE SHEETS
(UNAUDITED)

	Notes	June 29, 2007	March 30, 2007

ASSETS

Cash and cash equivalents		$1,638,413	$1,642,515
Restricted cash	3	55,071	62,635
Investments in bonds	2	119,243	127,457
Investment in local partnerships	3	2,239,965	2,321,070
Interest receivable		1,990	2,588

		$4,054,682	$4,156,265

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$52,380	$44,449
Payable to manager and affiliates		789,060	793,186
Interest payable	3	55,071	62,635

		896,511	900,270

Commitments and contingencies	3,4

Owners’ equity (deficit)

Manager		(132,319)	(131,349)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)		3,288,598	3,384,649
Accumulated other comprehensive income, net	2	1,892	2,695

		3,158,171	3,255,995

		$4,054,682	$4,156,265

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 29, 2007 AND 2006
(UNAUDITED)

	Notes	2007	2006

REVENUE

Interest		$23,121	$22,037

TOTAL REVENUE		23,121	22,037

EXPENSES

Management fee		48,036	48,036
Professional fees		8,375	10,508
Printing, postage and other		1,481	2,567

TOTAL EXPENSES		57,892	61,111

		(34,771)	(39,074)

Equity in loss of investment in local partnerships	3	(62,250)	(28,967)

NET LOSS		(97,021)	(68,041)

Other comprehensive loss, net	2	(803)	(2,121)

COMPREHENSIVE LOSS		$(97,824)	$(70,162)

NET LOSS ATTRIBUTABLE TO

Manager		$(970)	$(680)
Beneficial owners		(96,051)	(67,361)

		$(97,021)	$(68,041)

NET LOSS per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)		$(5.15)	$(3.61)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2007 AND 2006
(UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$16,566	$23,666
Cash paid for
management fee	(52,162)	(27,193)
professional fees	(444)	(2,977)
printing, postage and other expenses	(1,481)	(2,567)

Net cash used in operating activities	(37,521)	(9,071)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships	63,855	64,350
Advances to local partnerships	(45,000)
Transfer from (to) restricted cash	7,564	(478)
Proceeds from maturities/redemptions and sales of bonds	7,000	19,000

Net cash provided by investing activities	33,419	82,872

Net increase (decrease) in cash and cash equivalents	(4,102)	73,801

Cash and cash equivalents at beginning of period	1,642,515	1,503,841

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,638,413	$1,577,642

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net	$(803)	$(2,121)

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS - (Continued)
THREE MONTHS ENDED JUNE 29, 2007 AND 2006
(UNAUDITED)
	2007	2006

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(97,021)	$(68,041)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	62,250	28,967
Amortization of net premium on investments in bonds	411	700
Decrease in interest receivable	598	451
Increase in accounts payable and accrued expenses	7,931	7,531
Increase (decrease) in payable to manager and affiliates	(4,126)	20,843
Increase (decrease) in interest payable	(7,564)	478

NET CASH USED IN OPERATING ACTIVITIES	$(37,521)	$(9,071)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2007
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2007 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2007 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investments in Bonds

As of June 29, 2007, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Corporate debt securities
Within one year	$114,211	$1,659	$—	$105,870
After one year through five years	3,140	233	—	13,373

	$117,351	$1,892	$—	$119,243

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2007
(UNAUDITED)

3.	Investment in Local Partnerships

The Trust owns a 98.9%-99% limited partner interest in ten Local Partnerships and has committed to make capital contribution payments in the aggregate amount of $14,831,864, which includes advances made to a certain Local Partnership and all of which has been paid. Restricted cash in the accompanying balance sheet as of June 29, 2007 represents accrued interest of $55,071 on a previously outstanding capital contribution. As of March 31, 2007, the Local Partnerships have outstanding mortgage loans payable totaling approximately $21,391,000 and accrued interest payable on such loans totaling approximately $3,030,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For the three months ended June 29, 2007, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2007	$2,321,070

Advances to Local Partnership	45,000

Cash distributions received from Local Partnerships	(63,855)

Equity in loss of investment in local partnerships	(62,250	)*

Investment in local partnerships as of June 29, 2007	$2,239,965

*
Equity in loss of investment in local partnerships is limited to the Trust’s investment balance in each Local Partnership; any excess is applied to other partners’ capital in any such Local Partnership. The amount of such excess losses applied to other partners’ capital was $332,529 for the three months ended March 31, 2007 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

The Local General Partners of Edgewood Manor Associates, L.P. (“Edgewood”) represent that Edgewood was several months in arrears in connection with its first mortgage and that the lender issued a notice of default in April 2006. The Local General Partners further represent that the first mortgage was subsequently converted to Non-Mandatory Debt, the default was lifted and that payments on the real estate taxes are current. The Trust advanced $45,000 during the three months ended June 29, 2007 to fund operating deficits; such advances were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships. Cumulative advances as of June 29, 2007 are $90,000. The Trust’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005.

The Property owned by Creative Choice Homes VII, Ltd. (“Creative Choice”) suffered property damage and business interruption in October 2005 due to a hurricane. The Local General Partner reports that the anticipated shortfall between the estimated cost of the damage and the anticipated insurance proceeds is approximately $1,800,000. As a result, the 2006 audited financial statements of Creative Choice reflected a permanent impairment of the Property of $1,645,703; such impairment loss had no impact on the financial statements of the Trust. The Trust’s investment balance in Creative Choice, after cumulative equity losses, became zero during the year ended March 30, 2006. The Property was placed completely back in service in 2007.

The combined unaudited balance sheets of the Local Partnerships as of March 31, 2007 and December 31, 2006 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2007 and 2006 are reflected on pages 9 and 10, respectively.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2007
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

The combined unaudited balance sheets of the Local Partnerships as of March 31, 2007 and December 31, 2006 are as follows:

	March 31,	December 31,
	2007	2006

ASSETS

Cash and cash equivalents	$396,206	$386,275
Rents receivable	40,743	61,039
Escrow deposits and reserves	2,148,027	1,545,848
Land	1,213,303	1,213,303
Buildings and improvements (net of accumulated depreciation of $13,546,939 and $13,396,892)	20,834,103	20,997,017
Intangible assets (net of accumulated amortization of $148,074 and $155,452)	280,226	249,863
Other assets	596,097	593,655

	$25,508,705	$25,047,000

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$871,570	$1,021,581
Due to related parties	1,402,731	2,826,188
Mortgage loans	21,390,703	20,977,035
Notes payable	115,573	100,000
Accrued interest	3,030,372	3,046,533
Other liabilities	2,398,957	398,090

	29,209,906	28,369,427
Partners' equity (deficit)

American Tax Credit Trust, Series I
Capital contributions, net of distributions	13,983,902	13,963,902
Cumulative loss	(10,263,233)	(10,200,983)

	3,720,669	3,762,919
General partners and other limited partners
Capital contributions, net of distributions	471,037	471,037
Cumulative loss	(7,892,907)	(7,556,383)

	(7,421,870)	(7,085,346)

	(3,701,201)	(3,322,427)

	$25,508,705	$25,047,000

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2007
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

The combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2007 and 2006 are as follows:

	2007	2006

REVENUE

Rental	$1,016,822	$1,057,742
Interest and other	36,960	39,289

TOTAL REVENUE	1,053,782	1,097,031

EXPENSES

Administrative	272,833	250,841
Utilities	223,731	226,727
Operating and maintenance	321,767	261,254
Taxes and insurance	149,731	145,916
Financial	200,357	197,377
Depreciation and amortization	284,137	268,014

TOTAL EXPENSES	1,452,556	1,350,129

NET LOSS	$(398,774)	$(253,098)

NET LOSS ATTRIBUTABLE TO

American Tax Credit Trust, Series I	$(62,250)	$(28,967)
General partners and other limited partners, which includes $332,529 and $221,594 of Trust loss in excess of investment	(336,524)	(224,131)

	$(398,774)	$(253,098)

The combined results of operations of the Local Partnerships for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for an entire operating period.

4.	Additional Information

Additional information, including the audited March 30, 2007 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Trust’s Annual Report on Form 10-K for the fiscal year ended March 30, 2007 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 2007, American Tax Credit Trust (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2007. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”). During the three months ended June 29, 2007, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses and making an advance to a Local Partnership (see discussion below under Local Partnership Matters). Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $12,000 during the three months ended June 29, 2007 (which includes a net unrealized loss on investments in bonds of approximately $1,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 2007, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 2007 of $62,250 and distributions received from Local Partnerships of $63,855, partially offset by advances to a Local Partnership of $45,000 (see discussion below under Local Partnership Matters). Payable to manager and affiliates in the accompanying balance sheet as of June 29, 2007 represents deferred management fees.

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

Registrant’s operations for the three months ended June 29, 2007 and 2006 resulted in net losses of $97,021 and $68,041, respectively. The increase in loss is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $33,000, which increase is primarily attributable to advances of $45,000 made by Registrant to a Local Partnership and being written off as equity in loss of investment in local partnerships (see discussion below under Local Partnership Matters). Other comprehensive loss for the three months ended June 29, 2007 and 2006 resulted from a net unrealized loss on investments in bonds of $803 and $2,121, respectively.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' net loss of approximately $399,000 for the three months ended March 31, 2007 was attributable to rental and other revenue of approximately $1,054,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $1,169,000 and approximately $284,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $253,000 for the three months ended March 31, 2006 was attributable to rental and other revenue of approximately $1,097,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $1,082,000 and approximately $268,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments (“Mandatory Debt Service”) and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies (“Non-Mandatory Debt Service or Interest”). During the three months ended March 31, 2007, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships’ operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships’ operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Property owned by Creative Choice Homes VII, Ltd. (“Creative Choice”) suffered property damage and business interruption in October 2005 due to a hurricane. The Local General Partner reports that the anticipated shortfall between the estimated cost of the damage and the anticipated insurance proceeds is approximately $1,800,000. As a result, the 2006 audited financial statements of Creative Choice reflected a permanent impairment of the Property of approximately $1,646,000; such impairment loss had no impact on the financial statements of Registrant. Registrant’s investment balance in Creative Choice, after cumulative equity losses, became zero during the year ended March 30, 2006. The Property was placed completely back in service in 2007. Creative Choice generated approximately $218.8 per Unit to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2005. The Compliance Period for Creative Choice expires on December 31, 2009.

St. Christopher's Associates, L.P. V (“St. Christopher”) reported an operating deficit of approximately $31,000 for the three months ended March 31, 2007 and withdrew approximately $25,000 from its operating reserve during such period to fund cumulative operating deficits. St. Christopher has a remaining operating reserve of approximately $135,000 as of March 31, 2007. In addition, Registrant is holding unpaid accrued interest due to St. Christopher of approximately $55,000 as of June 29, 2007 on a previously outstanding capital contribution. There is no Mandatory Debt Service and the Local General Partner represents that payments on the real estate taxes are current. Registrant’s investment balance in St. Christopher, after cumulative equity losses, became zero during the year ended March 30, 2004. St. Christopher generated approximately $198.5 per Unit to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2004. The Compliance Period for St. Christopher expires on December 31, 2008.

Edgewood Manor Associates, L.P. (“Edgewood”) reported an operating deficit of approximately $51,000 for the three months ended March 31, 2007. Furthermore, the Local General Partners represent that Edgewood was several months in arrears in connection with its first mortgage and that the lender issued a notice of default in April 2006. The Local General Partners further represent that the first mortgage was subsequently converted to Non-Mandatory Debt, the default was lifted and that payments on the real estate taxes are current. Registrant advanced $45,000 during the three months ended June 29, 2007 to fund operating deficits. Cumulative advances as of June 29, 2007 are $90,000. Registrant’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005 and advances made by Registrant were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships. Edgewood generated approximately $19.10 per Unit per year to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2004. The Compliance Period for Edgewood expires on December 31, 2008.

Vision Limited Dividend Housing Association Limited Partnership (“Vision”) reported an operating deficit of approximately $26,000 for the three months ended March 31, 2007. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Vision, after cumulative equity losses, became zero during the year ended March 30, 2005. Vision generated approximately $130.3 per Unit to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2006. The Compliance Period for Vision expires on December 31, 2010.

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

Item 4. Controls and Procedures

As of June 29, 2007, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant’s disclosure controls and procedures were effective as of June 29, 2007, and (ii) there has been no change in Registrant’s internal control over financial reporting during the quarter ended June 29, 2007 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Registrant is not aware of any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2007.

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

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

By: Richman American Credit Corp.,
The Manager

Dated: March 28, 2008	/s/ David Salzman
by: David Salzman
Chief Executive Officer

Dated: March 28, 2008	/s/ Neal Ludeke
by: Neal Ludeke
Chief Financial Officer

Dated: March 28, 2008	/s/ Richard Paul Richman
by: Richard Paul Richman
Director