Form 10-Q
period 2007-09-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 2008-03-28
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
BALANCE SHEETS
(UNAUDITED)

	Notes	September 29, 2007	March 30, 2007

ASSETS

Cash and cash equivalents		$1,543,629	$1,642,515
Restricted cash	3	55,684	62,635
Investments in bonds	2	108,555	127,457
Investment in local partnerships	3	2,252,260	2,321,070
Interest receivable		2,119	2,588

		$3,962,247	$4,156,265
LIABILITIES AND OWNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$25,821	$44,449
Payable to manager and affiliates		748,424	793,186
Interest payable	3	55,684	62,635

		829,929	900,270

Commitments and contingencies	3,4

Owners’ equity (deficit)

Manager		(132,575)	(131,349)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)		3,263,278	3,384,649
Accumulated other comprehensive income, net	2	1,615	2,695

		3,132,318	3,255,995

		$3,962,247	$4,156,265

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Notes	Three Months Ended September 29, 2007	Six Months Ended September 29, 2007	Three Months Ended September 29, 2006	Six Months Ended September 29, 2006

REVENUE

Interest		$19,720	$42,841	$23,787	$45,824

TOTAL REVENUE		19,720	42,841	23,787	45,824

EXPENSES

Management fee		48,035	96,071	48,035	96,071
Professional fees		8,775	17,150	8,099	18,607
Printing, postage and other		781	2,262	1,747	4,314

TOTAL EXPENSES		57,591	115,483	57,881	118,992

		(37,871)	(72,642)	(34,094)	(73,168)

Equity in income (loss) of investment in local partnerships	3	12,295	(49,955)	(29,384)	(58,351)

NET LOSS		(25,576)	(122,597)	(63,478)	(131,519)

Other comprehensive loss	2	(277)	(1,080)	(44)	(2,165)

COMPREHENSIVE LOSS		$(25,853)	$(123,677)	$(63,522)	$(133,684)

NET LOSS ATTRIBUTABLE TO

Manager		$(256)	$(1,226)	$(635)	$(1,315)
Beneficial owners		(25,320)	(121,371)	(62,843)	(130,204)

		$(25,576)	$(122,597)	$(63,478)	$(131,519)

NET LOSS per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)		$(1.36)	$(6.51)	$(3.37)	$(6.98)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 29, 2007 AND 2006
(UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$37,181	$41,277
Cash paid for
management fee	(140,833)	(54,354)
professional fees	(35,778)	(20,781)
printing, postage and other expenses	(2,262)	(4,314)

Net cash used in operating activities	(141,692)	(38,172)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships	63,855	64,350
Advances made to local partnerships	(45,000)	(25,000)
Transfer from restricted cash	6,951	6,467
Proceeds from maturities/redemptions and sales of bonds	17,000	19,000

Net cash provided by investing activities	42,806	64,817

Net increase (decrease) in cash and cash equivalents	(98,886)	26,645

Cash and cash equivalents at beginning of period	1,642,515	1,503,841

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,543,629	$1,530,486

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net	$(1,080)	$(2,165)

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS - (Continued)
SIX MONTHS ENDED SEPTEMBER 29, 2007 AND 2006
(UNAUDITED)

	2007	2006

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(122,597)	$(131,519)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	49,955	58,351
Amortization of net premium on investments in bonds	822	1,398
Decrease in interest receivable	469	522
Decrease in accounts payable and accrued expenses	(18,628)	(2,174)
Increase (decrease) in payable to manager and affiliates	(44,762)	41,717
Decrease in interest payable	(6,951)	(6,467)

NET CASH USED IN OPERATING ACTIVITIES	$(141,692)	$(38,172)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 29, 2007
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2007 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended September 29, 2007 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investments in Bonds

As of September 29, 2007, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Corporate debt securities
Within one year	$103,807	$1,363	$—	$105,170
After one year through five years	3,133	252	—	3,385

	$106,940	$1,615	$—	$108,555

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2007
(UNAUDITED)

3.	Investment in Local Partnerships

The Trust owns a 98.9%-99% limited partner interest in ten Local Partnerships and has committed to make capital contribution payments in the aggregate amount of $14,831,864, which includes advances made to a certain Local Partnership and all of which has been paid. Restricted cash in the accompanying balance sheet as of September 29, 2007 represents accrued interest of $55,684 on a previously outstanding capital contribution. As of June 30, 2007, the Local Partnerships have outstanding mortgage loans payable totaling approximately $21,269,000 and accrued interest payable on such loans totaling approximately $3,116,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For the six months ended September 29, 2007, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2007	$2,321,070

Advances to Local Partnership	45,000

Cash distributions received from Local Partnerships	(63,855)

Equity in loss of investment in local partnerships	(49,955	)*

Investment in local partnerships as of September 29, 2007	$2,252,260

* Equity in loss of investment in local partnerships is limited to the Trust’s investment balance in each Local Partnership; any excess is applied to other partners’ capital in any such Local Partnership. The amount of such excess losses applied to other partners’ capital was $461,276 for the six months ended June 30, 2007 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

The Local General Partners of Edgewood Manor Associates, L.P. (“Edgewood”) represent that Edgewood was several months in arrears in connection with its first mortgage and that the lender issued a notice of default in April 2006. The Local General Partners further represent that the first mortgage was subsequently converted to Non-Mandatory Debt, the default was lifted and that payments on the real estate taxes are current. The Trust advanced $45,000 during the six months ended September 29, 2007 to fund operating deficits; such advances were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships. Cumulative advances as of September 29, 2007 are $90,000. The Trust’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005.

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

The combined unaudited balance sheets of the Local Partnerships as of June 30, 2007 and December 31, 2006 and the combined unaudited statements of operations of the Local Partnerships for the three and six month period ended June 30, 2007 and 2006 are reflected on pages 9 and 10, respectively.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2007
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

The combined unaudited balance sheets of the Local Partnerships as of June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
	2007	2006

ASSETS

Cash and cash equivalents	$318,519	$386,275
Rents receivable	153,137	61,039
Escrow deposits and reserves	2,010,009	1,545,848
Land	1,213,303	1,213,303
Buildings and improvements (net of accumulated depreciation of $13,757,843 and $13,396,892)	20,827,640	20,997,017
Intangible assets (net of accumulated amortization of $151,560 and $155,452)	275,896	249,863
Other assets	673,311	593,655

	$25,471,815	$25,047,000

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,046,193	$1,021,581
Due to related parties	1,369,995	2,826,188
Mortgage loans	21,269,334	20,977,035
Notes payable	115,573	100,000
Accrued interest	3,115,831	3,046,533
Other liabilities	2,401,853	398,090

	29,318,779	28,369,427
Partners' equity (deficit)

American Tax Credit Trust, Series I
Capital contributions, net of distributions	13,965,047	13,963,902
Cumulative loss	(10,250,938)	(10,200,983)

	3,714,109	3,762,919
General partners and other limited partners
Capital contributions, net of distributions	461,755	471,037
Cumulative loss	(8,022,828)	(7,556,383)

	(7,561,073)	(7,085,346)

	(3,846,964)	(3,322,427)

	$25,471,815	$25,047,000

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2007
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

The combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

REVENUE

Rental	$1,140,493	$2,157,315	$1,040,224	$2,097,966
Interest and other	32,554	69,514	41,618	80,907

TOTAL REVENUE	1,173,047	2,226,829	1,081,842	2,178,873

EXPENSES

Administrative	336,577	609,410	236,373	487,214
Utilities	187,154	410,885	177,373	404,100
Operating and maintenance	264,432	586,199	284,219	545,473
Taxes and insurance	120,363	270,094	148,137	294,053
Financial	167,861	368,218	197,314	394,691
Depreciation and amortization	214,286	498,423	254,321	522,335

TOTAL EXPENSES	1,290,673	2,743,229	1,297,737	2,647,866

NET LOSS	$(117,626)	$(516,400)	$(215,895)	$(468,993)

NET LOSS ATTRIBUTABLE TO

American Tax Credit Trust, Series I	$12,295	$(49,955)	$(29,384)	$(58,351)
General partners and other limited partners, which includes Trust loss in excess of investment of $128,747, $461,276, $184,348 and $405,942	(129,921)	(466,445)	(186,511)	(410,642)

	$(117,626)	$(516,400)	$(215,895)	$(468,993)

The combined results of operations of the Local Partnerships for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for an entire operating period.

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
Series I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of September 29, 2007, American Tax Credit Trust (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2007. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”). During the six months ended September 29, 2007, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses and making an advance to a Local Partnership (see discussion below under Local Partnership Matters). Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $118,000 during the six months ended September 29, 2007 (which includes a net unrealized loss on investments in bonds of approximately $1,000 and amortization of net premium on investments in bonds of approximately $1,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 2007, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 2007 of $49,955 and distributions received from Local Partnerships of $63,855, partially offset by advances to a Local Partnership of $45,000 (see discussion below under Local Partnership Matters). Payable to manager and affiliates in the accompanying balance sheet as of September 29, 2007 represents deferred management fees.

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

Registrant’s operations for the three months ended September 29, 2007 and 2006 resulted in net losses of $25,576 and $63,478, respectively. The decrease in loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $42,000, which decrease is primarily attributable to a decrease in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance, partially offset by an increase in advances made by Registrant to a Local Partnership and being written off as equity in loss of investment in local partnerships (see discussion below under Local Partnership Matters). Other comprehensive loss for the six months ended September 29, 2007 and 2006 resulted from a net unrealized loss on investments in bonds of $277 and $44, respectively.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' net loss of approximately $118,000 for the three months ended June 30, 2007 was attributable to rental and other revenue of approximately $1,173,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $1,077,000 and approximately $214,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $216,000 for the three months ended June 30, 2006 was attributable to rental and other revenue of approximately $1,082,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $1,044,000 and approximately $254,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected in future periods.

Registrant’s operations for the three months ended September 29, 2007 and 2006 have not varied significantly, as reflected by the net losses of $122,597 and $131,519, respectively. Other comprehensive loss for the six months ended September 29, 2007 and 2006 resulted from a net unrealized loss on investments in bonds of $1,080 and $2,165, respectively.

The Local Partnerships’ net loss of approximately $516,000 for the six months ended June 30, 2007 was attributable to rental and other revenue of approximately $2,227,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,245,000 and approximately $498,000 of depreciation and amortization expense. The Local Partnerships’ net loss of approximately $469,000 for the six months ended June 30, 2006 was attributable to rental and other revenue of approximately $2,178,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,125,000 and approximately $522,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected in future periods.

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
Series I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships have various financing structures which include (i) required debt service payments (“Mandatory Debt Service”) and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies (“Non-Mandatory Debt Service or Interest”). During the six months ended June 30, 2007, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships’ operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships’ operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

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

St. Christopher's Associates, L.P. V (“St. Christopher”) reported an operating deficit of approximately $60,000 for the six months ended June 30, 2007 and withdrew approximately $25,000 from its operating reserve during such period to fund cumulative operating deficits. St. Christopher has a remaining operating reserve of approximately $135,000 as of June 30, 2007. In addition, Registrant is holding unpaid accrued interest due to St. Christopher of approximately $56,000 as of September 29, 2007 on a previously outstanding capital contribution. There is no Mandatory Debt Service and the Local General Partner represents that payments on the real estate taxes are current. Registrant’s investment balance in St. Christopher, after cumulative equity losses, became zero during the year ended March 30, 2004. St. Christopher generated approximately $198.5 per Unit to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2004. The Compliance Period for St. Christopher expires on December 31, 2008.

Edgewood Manor Associates, L.P. (“Edgewood”) reported an operating deficit of approximately $79,000 for the six months ended June 30, 2007. Furthermore, the Local General Partners represent that Edgewood was several months in arrears in connection with its first mortgage and that the lender issued a notice of default in April 2006. The Local General Partners further represent that the first mortgage was subsequently converted to Non-Mandatory Debt, the default was lifted and that payments on the real estate taxes are current. Registrant advanced $45,000 during the six months ended September 29, 2007 to fund operating deficits. Cumulative advances as of September 29, 2007 are $90,000. Registrant’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005 and advances made by Registrant were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships. Edgewood generated approximately $19.10 per Unit per year to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2004. The Compliance Period for Edgewood expires on December 31, 2008.

Vision Limited Dividend Housing Association Limited Partnership (“Vision”) reported an operating deficit of approximately $42,000 for the six months ended June 30, 2007. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Vision, after cumulative equity losses, became zero during the year ended March 30, 2005. Vision generated approximately $130.3 per Unit to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2006. The Compliance Period for Vision expires on December 31, 2010.

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

Item 4. Controls and Procedures

As of September 29, 2007, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant’s disclosure controls and procedures were effective as of September 29, 2007, and (ii) there has been no change in Registrant’s internal control over financial reporting during the quarter ended September 29, 2007 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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