Form 10-K
period 2008-03-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2008-07-10
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated ☐ Filer Accelerated ☐ Filer Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Registrant has no voting stock.There is no established public trading market for Registrant’s Units.Accordingly, accurate information as to the market value of a Unit at any given date is not available.As of June 2008, there are 18,654 Units outstanding.

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

PART I

Item 1. Business

General Development of Business and Narrative Description of Business

American Tax Credit Trust, a Delaware statutory business trust (the "Trust"), was formed on February 4, 1993 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partner equity interests in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties.The Trust considers its activity to constitute a single industry segment.

Richman American Credit Corp. (the "Manager"), a Delaware corporation, was formed on April 5, 1993, under Chapter 1, Title 8 of the Delaware Code, to act as the manager of the Trust.The majority owner of the Manager is Richard Paul Richman and is an affiliate of The Richman Group, Inc. ("Richman Group"), a Delaware corporation founded by Richard Paul Richman in 1988.

The Amendment No. 4 to the Registration Statement on Form S-11 was filed with the Securities and Exchange Commission (the "Commission") on August 25, 1993 pursuant to the Securities Act of 1933 under Registration Statement No. 33-58032 and was declared effective on August 26, 1993.Reference is made to the prospectus dated September 7, 1993, as supplemented by Supplement No. 1, Supplement No. 2, Supplement No. 3 and Supplement No. 4 dated September 7, 1993, November 16, 1993, November 23, 1994 and December 28, 1994, respectively, filed with the Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 (the "Prospectus"). Pursuant to Rule 12b-23 of the Commission's General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the description of Registrant's business set forth under the heading "Investment Objectives and Policies" at pages 30 through 48 of the Prospectus is incorporated herein by reference.

On September 13, 1993, the Trust commenced, through Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") and PaineWebber Incorporated (“PaineWebber”), the offering of up to 150,000 units of beneficial ownership interest ("Unit") at $1,000 per Unit to investors ("Beneficial Owners") in from one to twenty series (each a “Series”).This filing is presented for Series I only and as used herein, the term Registrant refers to Series I of the Trust.On November 29, 1993, January 28, 1994 and May 25, 1994 the closings for 8,460, 4,909 and 5,285 Units, respectively, took place, amounting to aggregate Beneficial Owners’ capital contributions of $18,654,000.

Financial Information About Industry Segments

Registrant is engaged solely in the business of owning a limited partner interest in each of the Local Partnerships.A presentation of information regarding industry segments is not applicable and would not be material to an understanding of Registrant’s business taken as a whole.See Item 8 below for a summary of Registrant's operations.

Compliance with Environmental Protection Provisions

Registrant is not aware of any non-compliance by the Local Partnerships with respect to federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the pro-tection of the environment, and is not aware of any condition that would have a material effect on the capital expenditures or competitive position of Registrant.

Competition

Pursuant to Rule 12b-23 of the Commission's General Rules and Regulations promulgated under the Exchange Act, the description of Registrant’s competition, general risks, tax risks and partnership risks set forth under the heading "Risk Factors" at pages 11 through 21 of the Prospectus is incorporated herein by reference.See discussion below in Item 1A.

Employees of Registrant

Registrant employs no personnel and incurs no payroll costs.All management activities of Registrant are conducted by the Manager.An affiliate of the Manager employs individuals who perform the management activities of Registrant.This entity also performs similar services for other affiliates of the Manager.

Item 1A. Risk Factors

Risks Relating to Registrant’s Business and Industry

Properties owned by the Local Partnerships are subject to certain risks relating to the real estate industry in general that are outside of the control of the Local Partnerships or Registrant and that may have an adverse affect on Registrant’s investment in such Local Partnerships.

Registrant’s investment in the Local Partnerships is subject to the risks associated with multi-family rental property and real estate in general, including retail, commercial and residential real estate.Such risks are subject to change and not in the control of Registrant, including:

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

The modification or elimination of government rental subsidies on which the Local Partnerships rely would require the Local Partnerships to use existing funds or obtain additional funds to continue to operate the respective Properties.Because Registrant’s investments in the Local Partnerships are highly leveraged, it would be highly difficult to obtain such additional funds.

Virtually all of the Properties owned by the Local Partnerships have some form of a government funded rental subsidy, which affords the low-income tenants the ability to reside at the Properties.The Local Partnerships are extremely reliant on such subsidies.If the respective rental subsidy programs were to be materially modified or eliminated, the Local Partnerships’ rental revenue would likely be significantly reduced.To the extent that revenues are not sufficient to meet operating expenses and service the respective mortgages of the Properties, such Local Partnership would be required to use reserves and any other funds available to avoid foreclosure of the subject Property.Registrant’s investments in the Local Partnerships are highly leveraged, and there can be no assurance that additional funds would be available to any Local Partnership or Registrant, if needed.In addition, there can be no assurance that, when a Property is sold, the proceeds from a sale will be sufficient to pay the balance due on the mortgage loans or any other outstanding indebtedness to which the Local Partnership is subject.

Item 1A. Risk Factors (continued)

There is no guarantee that it will be possible to sell the Properties or, if possible, that Registrant would receive any proceeds from any such sale.

The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").It is the Manager’s intention to sell or assign Registrant’s interests in Local Partnerships subsequent to the expiration of the respective Compliance Periods.It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from any such sales and assignments.Moreover, the Properties may be subject to extended use provisions that provide for the Properties to maintain their low-income status beyond the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service).Such provisions may make it unattractive for potential purchasers of the Properties.Accordingly, any sale of a Property may happen well after the expiration of the Compliance Period or may be significantly discounted.

Tax Risks Associated With Low-income Housing and the Low-income Housing Tax Credit

Failure to remain in compliance with various requirements may result in such Local Partnership losing its eligibility for Low-income Tax Credits, which would result in additional tax liability to holders of the Units of Ownership Interest of the Registrant.

Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with various requirements including rent restrictions and tenant income limitations (the “Low-income Tax Credit Requirements”).The Internal Revenue Code provides that Low-income Tax Credits allocated to a Beneficial Owner with respect to a Property will be recaptured, and the Beneficial Owner will be required to pay additional federal income tax in an amount equal to the credits recaptured, in the case of occurrence of certain events during the Compliance Period.The recapture rules provide that a portion of the previously claimed credits equal to the excess of the credits claimed over the amount that would have been available if the credits were claimed on a straight-line basis over 15 years instead of on a straight line basis over 10 years must be reported as additional tax liability in the year of recapture, by unit holders at the time of the recapture event.The additional tax liability cannot be offset by any other nonrefundable tax credits.In addition, nondeductible interest on the recaptured amount is imposed from the year in which the credits recaptured were originally claimed to the year of the recapture.

The Local Partnerships may be required to continue to maintain the low-income nature of the Properties beyond the Compliance Period under agreements with state tax credit agencies.

Certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period.The Properties must satisfy the Low-income Tax Credit Requirements in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period.

Beneficial Owners may not be able to use all of the carried forward Low-income Tax Credits.

While a limited exception is provided for Low-income Tax Credits in the case of individuals, tax losses and credits allocated to a Beneficial Owner who is an individual, trust, estate or personal service corporation generally may be used to reduce the Beneficial Owner’s tax liability only to the extent that such liability arises from passive activities.Therefore, tax losses and credits allocated to such a Beneficial Owner are not expected to be available to offset tax liabilities that arise from salaries, dividends and interest and other forms of income.In addition, Low-income Tax Credits cannot be used to offset alternative minimum tax.Accordingly, there is no guarantee that Beneficial Owners will receive or be able to utilize all of the carried forward Low-income Tax Credits.

Item 1A. Risk Factors (continued)

Risks Relating to Ownership of Units of Beneficial Ownership Interest of Registrant

There is no existing market for the Units.

There is no trading market for Units and there are no assurances that any market will develop.In addition, the Units may be transferred only if certain requirements are satisfied, including requirements that such transfer would not impair Registrant’s tax status for federal income tax purposes and would not be a violation of federal or state securities laws.Accordingly, Beneficial Owners may not be able to sell their Units promptly and bear the economic risk of their investment for an indefinite period of time.

Under certain circumstances, Beneficial Owners of Registrant may incur out-of-pocket tax costs.

At some point, Registrant’s operations (including the sale or refinancing of the Properties owned by the Local Partnerships) may generate less cash flow than taxable income, and the income, as well as the income taxes payable with respect to Registrant’s taxable income, may exceed cash flow available for distribution to the Beneficial Owners in such years.This may result in an out-of-pocket tax cost to the Beneficial Owners.In addition, a Beneficial Owner may experience taxable gain or credit recapture on disposition of Units or upon a disposition of the Local Partnership interests or of the Properties even though no cash is realized on the disposition; in such circumstances, the Beneficial Owners may experience an out-of-pocket tax cost.

Beneficial Owners of Registrant may not receive a return of any portion of their original capital investment in Registrant.

To date, the Beneficial Owners of Registrant have not received a return of any portion of their original capital.Accordingly, the only benefit of this investment may be the Low-income Tax Credits.

Item 1B.Unresolved Staff Comments

Not applicable.

Item 2. Properties

The executive offices of Registrant and the Manager are located at 340 Pemberwick Road, Greenwich, Connecticut 06831.Registrant does not own or lease any properties.Registrant pays no rent; all charges for leased space are borne by an affiliate of the Manager.

Registrant’s primary objective is to provide Low-income Tax Credits to Beneficial Owners generally over a ten year period.The relevant state tax credit agency has allocated each of Registrant’s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”) (see discussion above in Item 1A - Risk Factors regarding the Compliance Periods and Low-income Tax Credit Requirements of the Local Partnerships).The Ten Year Credit Period was fully exhausted by the Local Partnerships as of December 31, 2006.Also as noted above, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period.Through December 31, 2007, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

Item 2.  Properties (continued)

Certain of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”) (see descriptions of subsidies on pages 7 and 8).The subsidy agreements expire at various times during the Compliance Periods of the Local Partnerships.Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract.Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program.Such changes could adversely affect the future net operating income before debt service and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies.Four Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines.In addition, three Local Partnerships have entered into restructuring agreements, resulting in a change to both rent subsidy and mandatory debt service.

Registrant owns a 98.9%-99% limited partner interest (“Local Partnership Interest”) in ten Local Partnerships reflected on page 7.

Item 2. Properties (continued)

Name of Local Partnership Name of apartment complex	Number of rental	Capital	Mortgage loans payable as of December 31,	Subsidy (see
Apartment complex location	units	contribution	2007	footnotes)

ACP Housing Associates, L.P. ACP Housing Apartments New York, New York	28	$737,222	$1,471,944	(1b	)

Creative Choice Homes VII, Ltd. Coral Gardens Homestead, Florida	91	2,382,812	1,646,281	(1a & c	)

Edgewood Manor Associates, L.P. (2) Edgewood Manor Apartments Philadelphia, Pennsylvania	49	2,053,799	1,817,774	(1b	)

Ledge/McLaren Limited Partnership Ledge/McLaren Apartments Nashua, New Hampshire	8	343,079	425,492	(1b	)

Penn Apartment Associates Penn Apartments Chester, Pennsylvania	15	852,180	963,000	(1b	)

SB-92 Limited Partnership Shaker Boulevard Gardens Cleveland, Ohio	73	795,255	3,020,460	(1a,b,c & d	)

St. Christopher’s Associates, L.P. V Lehigh Park Philadelphia, Pennsylvania	29	2,075,785	2,180,000	(1b	)

St. John Housing Associates, L.P. St. John Homes Gary, Indiana	144	3,546,861	3,776,802	(1a, c & d	)

Starved Rock - LaSalle Manor Limited Partnership LaSalle Manor LaSalle, Illinois	48	634,327	1,972,046	(1a, c & e	)

Vision Limited Dividend Housing Association Limited Partnership Helen Odean Butler Apartments Detroit, Michigan	97	1,410,544	3,721,929	(1b	)
		$14,831,864	$20,995,728

(1)	Description of subsidies:

(a)
Section 8 of Title II of the Housing and Community Development Act of 1974 allows qualified low-income tenants to pay thirty percent of their monthly income as rent with the balance paid by the federal government.

(b)	The Local Partnership’s debt structure includes a principal or interest payment subsidy.

Item 2. Properties (continued)

(c)	The Local Partnership’s Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

(d)	The Local Partnership entered into a restructuring agreement of its Section 8 contract and debt structure under applicable HUD guidelines in 2005.

(e)	The Local Partnership entered into a restructuring agreement of its Section 8 contract and debt structure under applicable HUD guidelines in 2007.

(2)	Capital contribution includes voluntary advances made to the Local Partnership.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

There is no established public trading market for Registrant’s Units.Accordingly, accurate information as to the market value of a Unit at any given date is not available.The number of record holders of Units as of December 31, 2007 was approximately 826 holding an aggregate of 18,654 Units.

Merrill Lynch and PaineWebber follow internal guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements.Pursuant to such guidelines, estimated values for limited partnership interests reported on Merrill Lynch and PaineWebber client account statements (such as Registrant’s Units) are separately provided to Merrill Lynch and PaineWebber by independent valuation services, whose estimated values are based on financial and other information available to them.In addition, Registrant may provide an estimate of value to Unit holders from time to time in Registrant's reports to Beneficial Owners.The estimated values provided by the independent services and Registrant, which may differ, are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units.Unit holders may not realize such estimated values upon the liquidation of Registrant.

Distributions

Registrant owns a limited partner interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies.The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements.Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its owners.There were no cash distributions to the owners during the years ended March 30, 2008 and 2007.

Low-income Tax Credits, which are subject to various limitations, may be used by Beneficial Owners to offset federal income tax liabilities.The Low-income Tax Credits per Unit for each of the three closings, generated by Registrant and allocated to the Beneficial Owners for the tax years ended December 31, 2007 and 2006 and the cumulative Low-income Tax Credits allocated from inception through December 31, 2007 are as follows:

	First closing	Second closing	Third closing
	November 29, 1993	January 28, 1994	May 25, 1994
Low-income Tax Credits:
Tax year ended December 31, 2007	$—	$—	$—
Tax year ended December 31, 2006	$4.68	$4.68	$4.68

Cumulative totals	$1,394.36	$1,392.18	$1,379.66

Notwithstanding future circumstances which may give rise to recapture or loss of future benefits (see Part I, Item 2 - Properties, herein), Registrant generated total Low-income Tax Credits from investments in Local Partnerships of approximately $1,380 to approximately $1,394 per Unit, depending on the closing date (see above), through December 31, 2006, when all Properties reached the end of their respective Ten Year Credit Periods.

Recent Sales of Unregistered Securities

None

Item 6. Selected Financial Data

The information set forth below presents selected financial data of Registrant.Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.

	Years Ended March 30,
	2008	2007	2006	2005	2004

Interest revenue	$70,435	$92,139	$78,858	$68,047	$106,444

Equity in loss of investment in local partnerships	$(248,296)	$(171,435)	$(708,952)	$(687,423)	$(1,378,435)

Net loss	$(428,175)	$(317,604)	$(880,402)	$(862,968)	$(1,532,141)

Net loss per unit of beneficial ownership interest (18,654 Units)	$(22.72)	$(16.86)	$(46.72)	$(45.80)	$(81.31)

	As of March 30,
	2008	2007	2006	2005	2004

Total assets	$3,705,091	$4,156,265	$4,360,412	$5,285,303	$6,184,227

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the term Registrant refers to Series I of American Tax Credit Trust, a Delaware statutory business trust, (the “Trust”).References to any right, obligation, action, asset or liability of Series I mean such right, obligation, action, asset or liability of the Trust in connection with Series I.

Capital Resources and Liquidity

Registrant admitted beneficial owners (the “Beneficial Owners”) in three closings with aggregate Beneficial Owners’ capital contributions of $18,654,000.In connection with the offering of the sale of units of beneficial ownership, Registrant incurred organization and offering costs of approximately $2,331,000 and established a working capital reserve of approximately $1,287,000. The remaining net proceeds of approximately $15,036,000 (the “Net Proceeds”) were available to be applied to the acquisition of limited partner interests in local partnerships (the “Local Partnerships”) which own low-income multifamily residential complexes (the “Property” or “Properties”) that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).The Net Proceeds were utilized in acquiring an interest in ten Local Partnerships.

As of March 30, 2008, Registrant has unrestricted cash and cash equivalents and investments in bonds totaling $1,640,246, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships.As of March 30, 2008, Registrant’s investments in bonds represent corporate bonds of $60,021 which matured and/or were sold in June 2008.Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations.Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the year ended March 30, 2008, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses and making a voluntary advance to a Local Partnership (see discussion below under Local Partnership Matters). Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $130,000 during the year ended March 30, 2008 (which includes a net unrealized loss on investments in bonds of approximately $2,000 and the amortization of net premium on investments in bonds of approximately $2,000).

During the year ended March 30, 2008, the investment in local partnerships decreased as a result of Registrant’s equity in the Local Partnerships’ net loss for the year ended December 31, 2007 of $248,296 (including an adjustment to Registrant’s carrying value of its investment in a certain Local Partnership of $206,098 in accordance with applicable accounting guidelines) (see discussion below under Results of Operations) and cash distributions received from Local Partnerships of $63,855, partially offset by a voluntary advance of $45,000 made to a Local Partnership (see discussion below under Local Partnership Matters). Payable to manager and affiliates in the accompanying balance sheet as of March 30, 2008 represents deferred management fees.

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

Registrant’s operations for the years ended March 30, 2008, 2007 and 2006 resulted in net losses of $428,175, $317,604 and $880,402, respectively. The increase in net loss from fiscal 2007 to fiscal 2008 is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $77,000 and a decrease in interest revenue of approximately $22,000. The decrease in net loss from fiscal 2006 to fiscal 2007 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $538,000. Equity in loss of investment in local partnerships has fluctuated over the last three years as a result of (i) Registrant adjusting the Local Partnership Carrying Value in connection with its investments in certain Local Partnerships as reflected in Note 5 to the financial statements, (ii) fluctuations in the nonrecognition of losses in accordance with the equity method of accounting and (iii) changes in the net operating results of those Local Partnerships in which Registrant continues to have an investment balance.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships have various financing structures which include (i) required debt service payments (“Mandatory Debt Service”) and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies (“Non-Mandatory Debt Service or Interest”). During the year ended December 31, 2007, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships’ operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships’ operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

The Property owned by Creative Choice suffered property damage and business interruption in October 2005 resulting from a hurricane. The Local General Partner of Creative Choice reports that the anticipated shortfall between the estimated cost of the damage and the anticipated insurance proceeds is approximately $1,800,000. As a result, the 2006 audited financial statements of Creative Choice reflected a permanent impairment of the Property of approximately $1,646,000; such impairment loss had no impact on the financial statements of Registrant. Registrant’s investment balance in Creative Choice, after cumulative equity losses, became zero during the year ended March 30, 2006. The Property was placed completely back in service in 2007. Creative Choice generated approximately $218.8 per Unit to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2005. The Compliance Period for Creative Choice expires on December 31, 2009.

St. Christopher's Associates, L.P. V (“St. Christopher”) incurred an operating deficit of approximately $115,000 for the year ended December 31, 2007 and withdrew $25,000 from its operating reserve during such period to fund operating deficits. St. Christopher has a remaining operating reserve of approximately $142,000 as of December 31, 2007. In addition, Registrant is holding unpaid accrued interest due to St. Christopher of approximately $9,000 as of March 30, 2008 on a previously outstanding capital contribution. There is no Mandatory Debt Service and the Local General Partner of St. Christopher represents that payments on the real estate taxes are current. Registrant’s investment balance in St. Christopher, after cumulative equity losses, became zero during the year ended March 30, 2004. St. Christopher generated approximately $198.5 per Unit to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2004. The Compliance Period for St. Christopher expires on December 31, 2008.

Edgewood incurred an operating deficit of approximately $159,000 for the year ended December 31, 2007. Furthermore, the Local General Partners of Edgewood represent that Edgewood was several months in arrears in connection with its first mortgage and that the lender issued a notice of default in April 2006. The Local General Partners of Edgewood further represent that the first mortgage was subsequently converted to Non-Mandatory Debt, the default was lifted and that payments on the real estate taxes are current. Registrant made a voluntary advance of $45,000 during each of the years ended March 30, 2008 and 2007 to fund operating deficits. Cumulative voluntary advances as of March 30, 2008 and 2007 are $90,000 and $45,000, respectively. Registrant’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005 and voluntary advances made by Registrant were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships. Edgewood generated approximately $19.10 per Unit per year to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2004. The Compliance Period for Edgewood expires on December 31, 2008.

Vision Limited Dividend Housing Association Limited Partnership (“Vision”) incurred an operating deficit of approximately $78,000 for the year ended December 31, 2007. The Local General Partner of Vision represents that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Vision, after cumulative equity losses, became zero during the year ended March 30, 2005. Vision generated approximately $130.3 per Unit to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2006. The Compliance Period for Vision expires on December 31, 2010.

Inflation

Inflation is not expected to have a material adverse impact on Registrant’s operations.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Obligations

As of March 30, 2008, Registrant has the following contractual obligations (payments due by period):

	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years

Other Long Term Liabilities:
Interest Payable (1)	$9,235	$9,235	$—	$—	$—

Payable to Manager and Affiliates (2)	823,817	823,817	—	—	—

	$833,052	$833,052	$—	$—	$—

(1)	As a result of ongoing operating deficits of St. Christopher, such amount is expected to be paid within one year.

(2)
Management Fees are due to an affiliate of the Manager and are payable on an annual basis. However, a portion of such fees has been deferred and accrued annually. Although such amount is due within one year, the full amount is not expected to be paid within such time.

Off - Balance Sheet Arrangements

None

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”) and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Registrant plans to adopt SFAS 157 beginning March 31, 2008. Registrant is currently assessing what impact, if any, the adoption of SFAS 157 will have on its financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting for acquisitions, specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008. Registrant does not anticipate that SFAS 141R will have an impact on its financial statements.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. Registrant does not anticipate that SFAS 160 will have an impact on its financial statements.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with GAAP, which requires Registrant to make certain estimates and assumptions. A summary of significant accounting policies is provided in Note 1 to the financial statements. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

•	Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting since Registrant does not control the operations of a Local Partnership.

•
If the book value of Registrant’s investment in a Local Partnership exceeds the estimated value derived by management, Registrant reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships. Registrant makes such assessment at least annually in the fourth quarter of its fiscal year or whenever there are indications that a permanent impairment may have occurred. A loss in value of an investment in a Local Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the estimated residual value of the investment.

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under FASB Interpretation No. 46 - Revised, “Consolidation of Variable Interest Entities,” because Registrant is not considered the primary beneficiary. Registrant’s balance in investment in local partnerships, plus the risk of recapture of tax credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. Registrant's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the Local General Partners and their guarantees against credit recapture.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

None - Registrant’s investments in bonds matured and/or were sold in June 2008 without any adverse market impact.

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

We have audited the accompanying balance sheets of American Tax Credit Trust, a Delaware statutory business trust Series I (the “Trust”) as of March 30, 2008 and 2007, and the related statements of operations, changes in owners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2008. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits. As of and for the years ended March 30, 2008, 2007 and 2006, we did not audit the financial statements of certain investee partnerships, which investments represent $0 in total assets as of March 30, 2008 and 2007 and $0, $5,828 and $70,433, respectively, of total losses for the years ended March 30, 2008, 2007 and 2006. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investee partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Trust, a Delaware statutory business trust Series I as of March 30, 2008 and 2007, and the results of its operations, changes in owners’ equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Bethesda, Maryland
July 8, 2008

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
BALANCE SHEETS
MARCH 30, 2008 AND 2007

	Notes	2008	2007

ASSETS

Cash and cash equivalents	3,9	$1,580,225	$1,642,515
Restricted cash	3,5,9	9,235	62,635
Investments in bonds	4,9	60,021	127,457
Investment in local partnerships	5,8	2,053,919	2,321,070
Interest receivable	9	1,691	2,588

		$3,705,091	$4,156,265

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$46,011	$44,449
Payable to manager and affiliates	6,8	823,817	793,186
Interest payable	5,9	9,235	62,635

		879,063	900,270

Commitments and contingencies	5,8

Owners' equity (deficit)	2,4

Manager		(135,631)	(131,349)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)		2,960,756	3,384,649
Accumulated other comprehensive income, net		903	2,695

		2,826,028	3,255,995

		$3,705,091	$4,156,265

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 30, 2008, 2007 AND 2006

	Notes	2008	2007	2006

REVENUE

Interest		$70,435	$92,139	$78,858

TOTAL REVENUE		70,435	92,139	78,858

EXPENSES

Management fee - affiliate	6,8	192,141	192,141	192,141
Professional fees		42,819	38,458	40,219
Printing, postage and other		15,354	7,709	17,948

TOTAL EXPENSES		250,314	238,308	250,308

		(179,879)	(146,169)	(171,450)

Equity in loss of investment in local partnerships	5	(248,296)	(171,435)	(708,952)

NET LOSS		(428,175)	(317,604)	(880,402)

Other comprehensive loss, net	4	(1,792)	(3,453)	(11,524)

COMPREHENSIVE LOSS		$(429,967)	$(321,057)	$(891,926)

NET LOSS ATTRIBUTABLE TO	2

Manager		$(4,282)	$(3,176)	$(8,804)
Beneficial owners		(423,893)	(314,428)	(871,598)

		$(428,175)	$(317,604)	$(880,402)

NET LOSS per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)		$(22.72)	$(16.86)	$(46.72)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CHANGES IN OWNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2008, 2007 AND 2006

	Manager	Beneficial Owners	Accumulated Other Comprehensive Income (Loss), Net	Total

Owners' equity (deficit), March 30, 2005	$(119,369)	$4,570,675	$17,672	$4,468,978

Net loss	(8,804)	(871,598)		(880,402)

Other comprehensive loss, net			(11,524)	(11,524)

Owners' equity (deficit), March 30, 2006	(128,173)	3,699,077	6,148	3,577,052

Net loss	(3,176)	(314,428)		(317,604)

Other comprehensive loss, net			(3,453)	(3,453)

Owners' equity (deficit), March 30, 2007	(131,349)	3,384,649	2,695	3,255,995

Net loss	(4,282)	(423,893)		(428,175)

Other comprehensive loss, net			(1,792)	(1,792)

Owners' equity (deficit), March 30, 2008	$(135,631)	$2,960,756	$903	$2,826,028

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2008, 2007 AND 2006

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$19,576	$93,110	$85,871
Cash paid for
Management fee	(161,510)	(83,677)	(195,214)
Professional fees	(52,018)	(25,206)	(38,826)
Printing, postage and other expenses	(4,593)	(7,709)	(17,998)

Net cash used in operating activities	(198,545)	(23,482)	(166,167)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital contributions paid to local partnerships			(31,758)
Voluntary advances made to local partnerships	(45,000)	(45,000)
Cash distributions from local partnerships	63,855	64,350	39,939
Transfer from restricted cash	53,400	4,806	31,235
Proceeds from maturities/redemptions and sales of bonds	64,000	138,000	200,000

Net cash provided by investing activities	136,255	162,156	239,416

Net increase (decrease) in cash and cash equivalents	(62,290)	138,674	73,249

Cash and cash equivalents at beginning of year	1,642,515	1,503,841	1,430,592

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,580,225	$1,642,515	$1,503,841

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net	$(1,792)	$(3,453)	$(11,524)

See reconciliation of net loss to net cash used in operating activities on page 22.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS - (Continued)
YEARS ENDED MARCH 30, 2008, 2007 AND 2006

	2008	2007	2006

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(428,175)	$(317,604)	$(880,402)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	248,296	171,435	708,952
Amortization of net premium on investments in bonds	1,644	2,794	3,810
Decrease in interest receivable	897	2,983	2,680
Increase in accounts payable and accrued expenses	1,562	13,252	1,343
Increase (decrease) in payable to manager and affiliates	30,631	108,464	(3,073)
Increase (decrease) in interest payable	(53,400)	(4,806)	523

NET CASH USED IN OPERATING ACTIVITIES	$(198,545)	$(23,482)	$(166,167)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2008, 2007 AND 2006

1.	Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Trust, a Delaware statutory business trust (the "Trust") was formed on February 4, 1993 under Chapter 38 of Title 12 of the Delaware Code. There was no operating activity until admission of the investors (“Beneficial Owners”) on November 29, 1993. The Trust was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partner equity interests (the “Local Partnership Interests”) in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Richman American Credit Corp. (the "Manager") was formed on April 5, 1993 to act as the manager of the Trust.

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

The Trust assesses the carrying value of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there are indications that a permanent impairment may have occurred. If the carrying value of an investment in a Local Partnership exceeds the estimated value derived by management, the Trust reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships. A loss in value of an investment in a Local Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the estimated residual value of the investment.

The Trust does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 - Revised, “Consolidation of Variable Interest Entities,” because the Trust is not considered the primary beneficiary. The Trust's balance in investment in local partnerships, plus the risk of recapture of tax credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Trust's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the local general partners (the “Local General Partners”) and their guarantees against credit recapture.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

1.	Organization, Purpose and Summary of Significant Accounting Policies (continued)

Advances made to Local Partnerships are recorded as investment in local partnerships. Such advances are considered by the Trust to be voluntary loans to the respective Local Partnerships and the Trust may be reimbursed at a future date to the extent such Local Partnerships generate distributable cash flow or receive proceeds from sale or refinancing. The Trust recognizes additional equity in loss of investment in local partnerships to the extent of such voluntary advances.

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
MARCH 30, 2008, 2007 AND 2006

1.	Organization, Purpose and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Trust plans to adopt SFAS 157 beginning March 31, 2008. The Trust is currently assessing what impact, if any, the adoption of SFAS 157 will have on its financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting for acquisitions, specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008. The Trust does not anticipate that SFAS 141R will have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. The Trust does not anticipate that SFAS 160 will have an impact on its financial statements.

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
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

3.	Cash and Cash Equivalents and Restricted Cash

As of March 30, 2008, the Trust has cash and cash equivalents and restricted cash in the aggregate of $1,589,460 held in interest bearing accounts in a financial institution insured by the Securities Investor Protection Corporation (“SIPC”). Such accounts have coverage which is limited to $500,000; while SIPC provides insurance for funds which are misappropriated, it does not insure amounts which may be lost as a result of changes in market conditions. Balances typically exceed the insured limit.

4.	Investments in Bonds

The Trust carries its investments in bonds as available-for-sale because such investments are used to facilitate and provide flexibility for the Trust's obligations, including the providing of voluntary operating advances resulting from circumstances that may arise in connection with the Local Partnerships. Investments in bonds are reflected in the accompanying balance sheets at estimated fair value.

As of March 30, 2008, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Corporate debt securities
Within one year	$56,000	$533	$—	$56,533
After one year through five years	3,118	370	—	3,488

	$58,118	$903	$—	$60,021

As of March 30, 2007, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Corporate debt securities
Within one year	$64,327	$612	$—	$64,939
After one year through five years	60,435	2,083	—	62,518

	$124,762	$2,695	$—	$127,457

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships

As of March 30, 2008, the Trust owns a 98.9%-99% limited partnership interest in the following Local Partnerships:

1.	ACP Housing Associates, L.P.;
2.	Creative Choice Homes VII, Ltd. (“Creative Choice”);
3.	Edgewood Manor Associates, L.P. (“Edgewood”);
4.	Ledge/McLaren Limited Partnership;
5.	Penn Apartment Associates;
6.	SB-92 Limited Partnership;
7.	St. Christopher's Associates, L.P. V;
8.	St. John Housing Associates, L.P.;
9.	Starved Rock - LaSalle Manor Limited Partnership; and
10.	Vision Limited Dividend Housing Association Limited Partnership.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the “Compliance Period”). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership’s partnership agreements, the Trust has committed to make capital contribution payments in the aggregate amount of $14,831,864, which includes voluntary advances made to a certain Local Partnership and all of which has been paid as of March 30, 2008. Restricted cash in the accompanying balance sheet as of March 30, 2008 represents accrued interest of $9,235 on a previously outstanding capital contribution. As of December 31, 2007 the Local Partnerships have outstanding mortgage loans payable totaling approximately $20,996,000 and accrued interest payable on such loans totaling approximately $3,398,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Trust’s investment balance in each Local Partnership; any such excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $1,124,445, $2,595,108, and $2,931,323 for the years ended December 31, 2007, 2006 and 2005, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

As a result of management’s assessment of the carrying value of the investment in local partnerships under applicable accounting guidelines (see Note 1), the Trust reduced its investment in certain Local Partnerships by $206,098, $42,350 and $241,000 for the years ended March 30, 2008, 2007 and 2006, respectively. Such losses are included in equity in loss of investment in local partnerships in the accompanying statements of operations of the Trust for the years indicated.

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

The Local General Partners of Edgewood represent that Edgewood was several months in arrears in connection with its first mortgage and that the lender issued a notice of default in April 2006. The Local General Partners of Edgewood further represent that the first mortgage was subsequently converted to Non-Mandatory Debt, the default was lifted and that payments on the real estate taxes are current. The Trust made voluntary advances of $45,000 during each of the years ended March 30, 2008 and 2007 to fund operating deficits; such voluntary advances were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships. Cumulative voluntary advances as of March 30, 2008 and 2007 are $90,000 and $45,000, respectively. The Trust’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

The Property owned by Creative Choice suffered property damage and business interruption in October 2005 resulting from a hurricane. The Local General Partner of Creative Choice reports that the anticipated shortfall between the estimated cost of the damage and the anticipated insurance proceeds is approximately $1,800,000. As a result, the 2006 audited financial statements of Creative Choice reflected a permanent impairment of the Property of $1,645,703; such impairment loss had no impact on the financial statements of the Trust. The Trust’s investment balance in Creative Choice, after cumulative equity losses, became zero during the year ended March 30, 2006. The Property was placed completely back in service in 2007.

The combined balance sheets of the Local Partnerships as of December 31, 2007 and 2006 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2007, 2006 and 2005 are reflected on pages 29 and 30, respectively.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of December 31, 2007 and 2006 are as follows:

	2007	2006

ASSETS

Cash and cash equivalents	$324,274	$386,275
Rents receivable	73,674	61,039
Escrow deposits and reserves	1,988,832	1,545,848
Land	1,213,303	1,213,303
Buildings and improvements (net of accumulated depreciation of $15,119,286 and $13,396,892)	19,601,674	20,997,017
Intangible assets (net of accumulated amortization of $165,245 and $155,452)	266,735	249,863
Other assets	541,385	593,655

	$24,009,877	$25,047,000

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,326,147	$1,021,581
Due to related parties	2,284,389	2,826,188
Mortgage loans	20,995,728	20,977,035
Notes payable	100,000	100,000
Accrued interest	3,397,891	3,046,533
Other liabilities	403,097	398,090

	28,507,252	28,369,427
Partners' equity (deficit)

American Tax Credit Trust, Series I
Capital contributions, net of distributions	13,965,047	13,963,902
Cumulative loss	(10,243,181)	(10,200,983)

	3,721,866	3,762,919
General partners and other limited partners
Capital contributions, net of distributions	473,393	471,037
Cumulative loss	(8,692,634)	(7,556,383)

	(8,219,241)	(7,085,346)

	(4,497,375)	(3,322,427)

	$24,009,877	$25,047,000

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

REVENUE

Rental	$4,339,971	$4,138,282	$4,186,679
Interest and other	201,100	216,516	190,055

TOTAL REVENUE	4,541,071	4,354,798	4,376,734

EXPENSES

Administrative	1,072,012	1,040,257	1,038,334
Utilities	865,125	830,845	829,485
Operating and maintenance	1,278,158	1,115,652	1,157,361
Taxes and insurance	584,747	549,679	538,122
Financial	781,769	823,071	874,580
Depreciation and amortization	1,137,709	1,101,322	1,243,226
Loss from impairment of long-lived assets	—	1,645,703	2,129,261

TOTAL EXPENSES	5,719,520	7,106,529	7,810,369

NET LOSS	$(1,178,449)	$(2,751,731)	$(3,433,635)

NET LOSS ATTRIBUTABLE TO

American Tax Credit Trust, Series I	$(42,198)	$(129,085)	$(467,952)
General partners and other limited partners, which includes $1,124,445, $2,595,108 and $2,931,323 of Trust loss in excess of investment	(1,136,251)	(2,622,646)	(2,965,683)

	$(1,178,449)	$(2,751,731)	$(3,433,635)

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 2008 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2007	Investments (voluntary advances) during the year ended March 30, 2008	Trust's equity in income (loss) for the year ended December 31, 2007		Adjustment to carrying value during the year ended March 30, 2008 (1)	Cash distributions received during the year ended March 30, 2008	Investment in Local Partnership balance as of March 30, 2008

ACP Housing Associates, L.P.	$—	$—	$—	(3)	$—	$—	$—

Creative Choice Homes VII, Ltd.	—	—	—	(3)	—	—	—

Edgewood Manor Associates, L.P.	—	45,000	(45,000	)(2)	—	—	—

Ledge/McLaren Limited Partnership	—	—	—	(3)	—	—	—

Penn Apartment Associates	—	—	—	(3)	—	—	—

SB-92 Limited Partnership	—	—	—	(3)	—	—	—

St. Christopher’s Associates, L.P. V	—	—	—	(3)	—	—	—

St. John Housing Associates, L.P.	2,085,812	—	31,962		—	(63,855)	2,053,919

Starved Rock - LaSalle Manor Limited Partnership	235,258	—	(29,160)		(206,098)	—	—

Vision Limited Dividend Housing Association Limited Partnership	—	—	—	(3)	—	—	—

	$2,321,070	$45,000	$(42,198)		$(206,098)	$(63,855)	$2,053,919

(1)	The Trust has adjusted an investment’s carrying value in accordance with applicable accounting guidelines.
(2)	The Trust’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(3)	Additional equity in loss of investment is not allocated to the Trust until equity in income is earned or additional investment is made by the Trust.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 2007 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2006	Investments (voluntary advances) during the year ended March 30, 2007	Trust's equity in income (loss) for the year ended December 31, 2006		Adjustment to carrying value during the year ended March 30, 2007 (1)	Cash distributions received during the year ended March 30, 2007	Investment in Local Partnership balance as of March 30, 2007

ACP Housing Associates, L.P.	$—	$—	$—	(3)	$—	$—	$—

Creative Choice Homes VII, Ltd.	—	—	—	(3)	—	—	—

Edgewood Manor Associates, L.P.	—	45,000	(45,000	)(2)	—	—	—

Ledge/McLaren Limited Partnership	47,378	—	(5,828)		(41,550)	—	—

Penn Apartment Associates	—	—	—	(3)	—	—	—

SB-92 Limited Partnership	—	—	—	(3)	—	—	—

St. Christopher’s Associates, L.P. V	—	—	—	(3)	—	—	—

St. John Housing Associates, L.P.	2,101,051	—	49,111		—	(64,350)	2,085,812

Starved Rock – LaSalle Manor Limited Partnership	275,668	—	(40,410)		—	—	235,258

Vision Limited Dividend Housing Association Limited Partnership	87,758	—	(86,958)		(800)	—	—

	$2,511,855	$45,000	$(129,085)		$(42,350)	$(64,350)	$2,321,070

(1)	The Trust has adjusted certain investments’ carrying values in accordance with applicable accounting guidelines.
(2)	The Trust’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(3)	Additional equity in loss of investment is not allocated to the Trust until equity in income is earned or additional investment is made by the Trust.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2007 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

ACP Housing Associates, L.P.	$1,471,944	$14,000	$2,505,364	$(796,403)
Creative Choice Homes VII, Ltd.	1,646,281	500,000	4,137,851	(2,120,703)
Edgewood Manor Associates, L.P.	1,817,774	—	8,551	—
Ledge/McLaren Limited Partnership	425,492	123,673	695,545	(267,543)
Penn Apartment Associates	963,000	13,357	1,824,356	(661,282)
SB-92 Limited Partnership	3,020,460	73,000	4,497,938	(1,717,214)
St. Christopher’s Associates, L.P. V	2,180,000	31,829	2,861,952	(1,756,438)
St. John Housing Associates, L.P.	3,776,802	74,800	8,279,308	(3,328,286)
Starved Rock – LaSalle Manor Limited Partnership	1,972,046	202,845	2,944,815	(997,734)
Vision Limited Dividend Housing Association Limited Partnership	3,721,929	179,799	6,965,280	(3,473,683)

	$20,995,728	$1,213,303	$34,720,960	$(15,119,286)

Property information for each Local Partnership as of December 31, 2006 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

ACP Housing Associates, L.P.	$1,476,547	$14,000	$2,505,364	$(736,136)
Creative Choice Homes VII, Ltd.	1,718,717	500,000	4,137,851	(1,392,108)
Edgewood Manor Associates, L.P.	1,823,490	—	8,551	—
Ledge/McLaren Limited Partnership	429,291	123,673	692,445	(245,991)
Penn Apartment Associates	963,000	13,357	1,824,356	(616,151)
SB-92 Limited Partnership	3,039,452	73,000	4,368,801	(1,539,360)
St. Christopher’s Associates, L.P. V	2,180,000	31,829	2,852,062	(1,644,767)
St. John Housing Associates, L.P.	3,922,150	74,800	8,279,308	(3,122,081)
Starved Rock – LaSalle Manor Limited Partnership	1,520,215	202,845	2,764,661	(904,933)
Vision Limited Dividend Housing Association Limited Partnership	3,904,173	179,799	6,960,510	(3,195,365)

	$20,977,035	$1,213,303	$34,393,909	$(13,396,892)

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

The summary of property activity during the year ended December 31, 2007 is as follows:

	Balance as of December 31, 2006	Net change during the year ended December 31, 2007	Balance as of December 31, 2007

Land	$1,213,303	$—	$1,213,303
Buildings and improvements	34,393,909	327,051	34,720,960
	35,607,212	327,051	35,934,263
Accumulated depreciation	(13,396,892)	(1,722,394)	(15,119,286)
	$22,210,320	$(1,395,343)	$20,814,977

6.	Transactions with Manager and Affiliates

For the years ended March 30, 2008, 2007 and 2006, the Trust paid and/or incurred the following amounts to the Manager and/or affiliates in connection with services provided to the Trust:

	2008		2007		2006
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Management fee (see Note 8)	$161,510	$192,141	$83,677	$192,141	$195,214	$192,141

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

7.	Taxable Loss

A reconciliation of the financial statement net loss of the Trust for the years ended March 30, 2008, 2007 and 2006 to the tax return net loss for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2008	2007	2006

Financial statement net loss for the years ended March 30, 2008, 2007 and 2006	$(428,175)	$(317,604)	$(880,402)

Add (less) net transactions occurring between
January 1, 2005 and March 30, 2005	—	—	(41,716)
January 1, 2006 and March 30, 2006	—	(37,423)	37,423
January 1, 2007 and March 30, 2007	(36,415)	36,415	—
January 1, 2008 and March 30, 2008	61,054	—	—

Adjusted financial statement net loss for the years ended December 31, 2007, 2006 and 2005	(403,536)	(318,612)	(884,695)

Adjustment to management fee pursuant to Internal Revenue Code Section 267	30,631	21,860	22,260

Differences arising from equity in loss of investment in local partnerships	(1,553,847)	(1,092,375)	(454,063)

Other differences	(99)	(137)	(351)

Tax return net loss for the years ended December 31, 2007, 2006 and 2005	$(1,926,851)	$(1,389,264)	$(1,316,849)

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2007 and 2006 are as follows:

	2007	2006

Investment in local partnerships - financial reporting	$2,053,919	$2,301,070
Investment in local partnerships - tax	(2,326,574)	(460,575)

	$4,380,633	$2,761,645

Payable to manager in the accompanying balance sheets represents accrued management fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

8.	Commitments and Contingencies

Pursuant to the Trust Agreement, the Trust incurs an annual management fee (“Management Fee”) payable to the Manager for its services in connection with the management of the affairs of the Trust. The annual Management Fee is equal to 0.5% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties. The Trust incurred a Management Fee of $192,141 for each of the years ended March 30, 2008, 2007 and 2006. Unpaid Management Fees in the amount of $823,817 and $793,186 are recorded as payable to manager and affiliates in the accompanying balance sheets as of March 30, 2008 and 2007, respectively.

The rents of the Properties, certain of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. The Trust cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Four Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines. In addition, three Local Partnerships have entered into restructuring agreements, resulting in changes to both rent subsidy and mandatory debt service.

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

Interest Payable

The carrying amount approximates fair value in accordance with the Local Partnerships' partnership agreements.

The estimated fair value of the Trust’s financial instruments as of March 30, 2008 and 2007 are disclosed elsewhere in the financial statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

10.	Quarterly Financial Information - Unaudited

The following is a summary of results of operations for each of the four quarters for the years indicated:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008

Total revenue	$23,121	$19,720	$16,460	$11,134

Expenses	(57,892)	(57,591)	(62,643)	(72,188)

Equity in income (loss) of investment in local partnerships	(62,250)	12,295	13,062	(211,403)

Net loss	(97,021)	(25,576)	(33,121)	(272,457)

Net loss per unit of beneficial ownership interest	(5.15)	(1.36)	(1.75)	(14.46)

2007

Total revenue	$22,037	$23,787	$23,951	$22,364

Expenses	(61,111)	(57,881)	(60,537)	(58,779)

Equity in income (loss) of investment in local partnerships	(28,967)	(29,384)	56,800	(169,884)

Net income (loss)	(68,041)	(63,478)	20,214	(206,299)

Net income (loss) per unit of beneficial ownership interest	(3.61)	(3.37)	1.07	(10.95)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by Registrant in reports that Registrant files or submits under the Exchange Act is recorded, processed, summarized and timely reported as provided in SEC rules and forms. Registrant periodically reviews the design and effectiveness of its disclosure controls and procedures, including compliance with various laws and regulations that apply to its operations. Registrant makes modifications to improve the design and effectiveness of its disclosure controls and procedures, and may take other corrective action, if its reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures, Registrant recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Registrant’s disclosure controls and procedures were effective as of March 30, 2008.

Item 9A(T). Management’s Annual Report on Internal Control over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of March 30, 2008.

This Annual Report does not include an attestation report of Registrant’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Registrant’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit Registrant to provide only management’s report in this Annual Report on Form 10-K.

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 30, 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Registrant has no officers or directors. The Manager manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The executive officers and director of the Manager are:

Served in present
Name	capacity since [1]	Position held

Richard Paul Richman	May 10, 1993	Director
David A. Salzman	February 1, 2001	President
Neal Ludeke	May 10, 1993	Vice President and Treasurer
Gina K. Dodge	May 10, 1993	Secretary

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

Neal Ludeke, age 50, is a Vice President and the Treasurer of the Manager. Mr. Ludeke, the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. ("RAM"), an affiliate of the Manager. Mr. Ludeke's responsibilities in connection with RAM include various partnership management functions.

Gina K. Dodge, age 52, is the Secretary of the Manager. Ms. Dodge is a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Dodge is responsible for communications with investors.

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

Item 11. Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of the Manager any compensation and did not pay any such compensation during the year ended March 30, 2008 or during the prior two fiscal years. During the year ended March 30, 2008 and during the prior two fiscal years, the Manager did not pay any compensation to any of its officers or its director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Two affiliates of Everest Properties, Inc., having the mailing address 199 S. Los Robles Avenue, Suite 200, Pasadena, California 91101, one of which owns less than 5% of the Units, together own 2,214 Units, representing approximately 11.9% of all such Units. As of December 31, 2007, no person or entity, other than the affiliates of Everest Properties, Inc. noted above, was known by Registrant to be the beneficial owner of more than five percent of the Units. The majority owner of the Manager is Richard Paul Richman.

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

Transactions with Manager and Affiliates

The net taxable loss generated by Registrant during the year ended December 31, 2007 allocated to the Manager was $19,270.

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

Indebtedness of Management

No officer or director of the Manager or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2008.

Item 14. Principal Accountant Fees and Services

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered for the years ended March 30, 2008 and 2007:

	2008	2007

Audit Fees	$28,500	$25,800
Audit-Related Fees	—	—
Tax Fees	$5,000	$5,000
All Other Fees	—	—

Audit fees consist of fees for the annual audit and review of Registrant’s financial statements and assistance with and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2008 and 2007.

The audit committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the audit committee.

The audit committee approved all fiscal 2008 and 2007 principal accountant fees and services.

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

(3) Exhibits

Incorporated by
	Exhibit	Reference to

10.1	Credit Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.1 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)

10.2	Security and Pledge Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.2 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)

10.3	Cash Collateral Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.3 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)

10.4	Promissory Note dated December 27, 1993 from Trust to Citibank N.A.	Exhibit 10.4 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)

10.5	Tri-Party Agreement dated as of December 27, 1993 between Trust, Citibank N.A. and United States Trust Company of New York	Exhibit 10.5 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)

10.6	ACP Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated September 29, 1995 (File No. 0-24600)

10.7	Creative Choice Homes VII, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated December 30, 1994 (File No. 0-24600)

10.8	Edgewood Manor Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-K Report dated March 30, 1994 (File No. 33-58032)

10.9	Ledge / McLaren Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated December 30, 1994 (File No. 0-24600)

10.10	Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.7 to Form 10-K Report dated March 30, 1994 (File No. 33-58032)

Incorporated by
	Exhibit	Reference to

10.11	First Amendment to Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-K Report dated March 30, 1994 (File No. 33-58032)
10.12	Second Amendment to Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.9 to Form 10-K Report dated March 30, 1994 (File No. 33-58032)

10.13	SB-92 Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)

10.14	St. Christopher's Associates, L.P. V Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated June 29, 1994 (File No. 33-58032)

10.15	St. John Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.7 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)

10.16	Starved Rock - LaSalle Manor Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated September 29, 1995 (File No. 0-24600)

10.17	Vision Limited Dividend Housing Association Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report dated December 30, 1994 (File No. 0-24600)

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

99.1	Pages 11 through 21, 26 through 48 and 63 through 65 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.1 to Form 10-K Report dated March 30, 1994 (File No. 33-58032)

99.2	Supplement No. 2 dated November 16, 1993 to Prospectus	Exhibit 28.1 to Form 10-Q Report dated December 30, 1993 (File No. 33-58032)

99.3	Supplement No. 3 dated November 23, 1994 to Prospectus	Exhibit 99.3 to Form 10-K Report dated March 30, 1995 (File No. 0-24600)

99.4	Supplement No. 4 dated December 28, 1994 to Prospectus	Exhibit 99.4 to Form 10-K Report dated March 30, 1995 (File No. 0-24600)

99.5	Independent Auditor’s Report of ACP Housing Associates, L.P. as of and for the year ended December 31, 2004	Exhibit 99.10 to Form 10-K Report dated March 30, 2005 (File No. 0-24600)

Incorporated by
	Exhibit	Reference to

99.6	Independent Auditors’ Report of Creative Choice Homes VII, Ltd. as of and for the year ended December 31, 2004	Exhibit 99.11 to Form 10-K Report dated March 30, 2005 (File No. 0-24600)

99.7	Report of Independent Registered Public Accounting Firm of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.12 to Form 10-K Report dated March 30, 2005 (File No. 0-24600)

99.8	Report of Independent Registered Public Accounting Firm of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.8 to Form 10-K Report dated March 30, 2006 (File No. 0-24600)

99.9	Audited Financial Statements of Creative Choice Homes VII, Ltd. as of and for the year ended December 31, 2005	Exhibit 99.9 to Form 10-K Report dated March 30, 2006 (File No. 0-24600)

99.10	Audited Financial Statements of St. John Housing Associates Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.10 to Form 10-K Report dated March 30, 2006 (File No. 0-24600)

99.11	Independent Auditors’ Report of Ledge/McLaren Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.11 to Form 10-K Report dated March 30, 2007 (File No. 0-24600)

99.12	Audited Financial Statements of St. John Housing Associates Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.12 to Form 10-K Report dated March 30, 2007 (File No. 0-24600)

99.13	Audited Financial Statements of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.13 to Form 10-K Report dated March 30, 2007 (File No. 0-24600)

*Filed herewith.

(b) Exhibits

See (a)(3) above.

(c) Financial Statement Schedules

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

	By:	Richman American Credit Corp.,
The Manager

Dated: July 10, 2008		/s/ David Salzman
David Salzman
Chief Executive Officer

Dated: July 10, 2008		/s/ Neal Ludeke
Neal Ludeke
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Salzman	Chief Executive Officer of the Manager	July 10, 2008
(David Salzman)

/s/ Neal Ludeke	Chief Financial Officer of the Manager	July 10, 2008
(Neal Ludeke)

/s/ Richard Paul Richman	Director of the Manager	July 10, 2008
(Richard Paul Richman)