Form 10-Q
period 2008-06-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 2008-08-13
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

There are 18,654 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
BALANCE SHEETS
(UNAUDITED)

	Notes	June 29, 2008	March 30, 2008

ASSETS

Cash and cash equivalents		$1,698,981	$1,580,225
Restricted cash	2	8,965	9,235
Investments in bonds			60,021
Investment in local partnerships	2	2,057,576	2,053,919
Interest receivable			1,691

		$3,765,522	$3,705,091

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$55,042	$46,011
Payable to manager and affiliates		870,412	823,817
Interest payable	2	8,965	9,235

		934,419	879,063

Commitments and contingencies	2,3

Owners’ equity (deficit)

Manager		(135,571)	(135,631)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)		2,966,674	2,960,756
Accumulated other comprehensive income, net			903

		2,831,103	2,826,028

		$3,765,522	$3,705,091

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 29, 2008 AND 2007
(UNAUDITED)

	Notes	2008	2007

REVENUE

Interest		$6,716	$23,121
Other income from local partnerships		750

TOTAL REVENUE		7,466	23,121

EXPENSES

Management fee		48,036	48,036
Professional fees		11,231	8,375
Printing, postage and other		1,318	1,481

TOTAL EXPENSES		60,585	57,892

		(53,119)	(34,771)

Equity in income (loss) of investment in local partnerships	2	59,097	(62,250)

NET INCOME (LOSS)		5,978	(97,021)

Other comprehensive loss, net		(903)	(803)

COMPREHENSIVE INCOME (LOSS)		$5,075	$(97,824)

NET INCOME (LOSS) ATTRIBUTABLE TO

Manager		$60	$(970)
Beneficial owners		5,918	(96,051)

		$5,978	$(97,021)

NET INCOME (LOSS) per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)		$.32	$(5.15)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2008 AND 2007
(UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$7,979	$16,566
Cash paid for
management fee	(1,441)	(52,162)
professional fees	(2,678)	(444)
printing, postage and other expenses	(840)	(1,481)

Net cash provided by (used in) operating activities	3,020	(37,521)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships	56,190	63,855
Voluntary advances to local partnerships		(45,000)
Transfer from restricted cash	270	7,564
Proceeds from maturities/redemptions and sales of bonds	59,276	7,000

Net cash provided by investing activities	115,736	33,419

Net increase (decrease) in cash and cash equivalents	118,736	(4,102)

Cash and cash equivalents at beginning of period	1,580,225	1,642,515

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,698,981	$1,638,413

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net	$(903)	$(803)

See reconciliation of net loss to net cash provided by (used in) operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS - (Continued)
THREE MONTHS ENDED JUNE 29, 2008 AND 2007
(UNAUDITED)

	2008	2007

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net income (loss)	$5,978	$(97,021)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities

Equity in loss (income) of investment in local partnerships	(59,097)	62,250
Other income from local partnerships	(750)
Gain on sale of bonds	(158)
Amortization of net premium on investments in bonds		411
Decrease in interest receivable	1,691	598
Increase in accounts payable and accrued expenses	9,031	7,931
Increase (decrease) in payable to manager and affiliates	46,595	(4,126)
Decrease in interest payable	(270)	(7,564)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$3,020	$(37,521)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2008
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2008 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2008 are not necessarily indicative of the results that may be expected for the entire year.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”) and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Partnership has adopted SFAS 157 effective March 31, 2008. On February 6, 2008 the FASB approved the Financial Staff Position that will defer the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

The Partnership adopted SFAS 157 as of March 31, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. Nonrecurring nonfinancial assets and liabilities for which the Partnership has not applied the provisions of SFAS 157 include investment in local partnerships, which is accounted for under the equity method of accounting.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets or liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Financial assets accounted for at fair value on a recurring basis as of June 29, 2008 include cash and cash equivalents and restricted cash of $1,698,981 and $8,965, respectively, as reflected in the accompanying balance sheet. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2008
(UNAUDITED)

2.	Investment in Local Partnerships

The Trust owns a 98.9%-99% limited partner interest in ten Local Partnerships and has committed to make capital contribution payments in the aggregate amount of $14,831,864, which includes voluntary advances made to a certain Local Partnership and all of which has been paid. Restricted cash in the accompanying balance sheet as of June 29, 2008 represents accrued interest of $8,965 on a previously outstanding capital contribution. As of March 31, 2008, the Local Partnerships have outstanding mortgage loans payable totaling approximately $20,879,000 and accrued interest payable on such loans totaling approximately $3,481,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For the three months ended June 29, 2008, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2008	$2,053,919

Cash distributions received from Local Partnerships	(56,190)

Cash distributions received from Local Partnerships classified as other income	750

Equity in income of investment in local partnerships	59,097	*

Investment in local partnerships as of June 29, 2008	$2,057,576

*Equity in loss of investment in local partnerships is limited to the Trust’s investment balance in each Local Partnership; any excess is applied to other partners’ capital in any such Local Partnership. The amount of such excess losses applied to other partners’ capital was $370,535 for the three months ended March 31, 2008 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 2.

The combined unaudited balance sheets of the Local Partnerships as of March 31, 2008 and December 31, 2007 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2008 and 2007 are reflected on pages 9 and 10, respectively.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2008
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

The combined unaudited balance sheets of the Local Partnerships as of March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31,
	2008	2007

ASSETS

Cash and cash equivalents	$277,318	$324,274
Rents receivable	59,758	73,674
Escrow deposits and reserves	1,983,314	1,988,832
Land	1,213,303	1,213,303
Buildings and improvements (net of accumulated depreciation of $15,400,203 and $15,119,286)	19,323,181	19,601,674
Intangible assets (net of accumulated amortization of $171,112 and $165,245)	260,868	266,735
Other assets	554,572	541,385

	$23,672,314	$24,009,877

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,420,134	$1,326,147
Due to related parties	1,542,920	2,284,389
Mortgage loans	20,878,649	20,995,728
Notes payable	100,000	100,000
Accrued interest	3,480,779	3,397,891
Other liabilities	1,117,803	403,097

	28,540,285	28,507,252
Partners' equity (deficit)

American Tax Credit Trust, Series I
Capital contributions, net of distributions	13,909,607	13,965,047
Cumulative loss	(10,184,084)	(10,243,181)

	3,725,523	3,721,866
General partners and other limited partners
Capital contributions, net of distributions	472,833	473,393
Cumulative loss	(9,066,327)	(8,692,634)

	(8,593,494)	(8,219,241)

	(4,867,971)	(4,497,375)

	$23,672,314	$24,009,877

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2008
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

The combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2008 and 2007 are as follows:

	2008	2007

REVENUE

Rental	$1,088,888	$1,016,822
Interest and other	43,686	36,960

TOTAL REVENUE	1,132,574	1,053,782

EXPENSES

Administrative	249,687	272,833
Utilities	294,305	223,731
Operating and maintenance	291,675	321,767
Taxes and insurance	136,431	149,731
Financial	188,288	200,357
Depreciation and amortization	286,784	284,137

TOTAL EXPENSES	1,447,170	1,452,556

NET LOSS	$(314,596)	$(398,774)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Trust, Series I	$59,097	$(62,250)
General partners and other limited partners, which includes $370,535 and $332,529 of Trust loss in excess of investment	(373,693)	(336,524)

	$(314,596)	$(398,774)

The combined results of operations of the Local Partnerships for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for an entire operating period.

3.	Additional Information

Additional information, including the audited March 30, 2008 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Trust’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 2008, American Tax Credit Trust (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2008. Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”). During the three months ended June 29, 2008, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $59,000 during the three months ended June 29, 2008 (which includes a net unrealized loss on investments in bonds of approximately $1,000). Registrant’s investments in bonds as reflected in the accompanying balance sheet as of March 30, 2008 were sold and/or matured during the three months ended June 29, 2008. During the three months ended June 29, 2008, the investment in local partnerships increased as a result of Registrant's equity in the Local Partnerships' net income for the three months ended March 31, 2008 of $59,097, partially offset by distributions received from Local Partnerships of $55,440 (exclusive of distributions from Local Partnerships of $750 classified as other income). Payable to manager and affiliates in the accompanying balance sheet as of June 29, 2008 represents deferred management fees.

Results of Operations

Registrant’s operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships’ policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant’s share of each Local Partnership’s results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership. Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant’s investment balances in the respective Local Partnerships become zero. However, the combined statements of operations of the Local Partnerships reflected in Note 2 to Registrant’s financial statements include the operating results of all Local Partnerships, irrespective of Registrant’s investment balances.

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

Registrant’s operations for the three months ended June 29, 2008 and 2007 resulted in net income (loss) of $5,978 and $(97,021), respectively. The increase in net income from fiscal 2007 to fiscal 2008 is primarily attributable to an increase in equity in income of investment in local partnerships of approximately $121,000, which increase is primarily attributable to an increase in the net operating income of a certain Local Partnership in which Registrant continues to have an investment balance, an increase in the nonrecognition of losses in accordance with the equity method of accounting and a decrease in voluntary advances made to a certain Local Partnership that were written off as additional equity in loss of investment in local partnerships. Other comprehensive loss for the three months ended June 29, 2008 and 2007 resulted from a net unrealized loss on investments in bonds of $903 and $803, respectively. Registrant’s investments in bonds as reflected in the accompanying balance sheet as of March 30, 2008 were sold and/or matured during the three months ended June 29, 2008.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' net loss of approximately $315,000 for the three months ended March 31, 2008 was attributable to rental and other revenue of approximately $1,132,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $1,160,000 and approximately $287,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $399,000 for the three months ended March 31, 2007 was attributable to rental and other revenue of approximately $1,054,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $1,169,000 and approximately $284,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant’s primary objective is to provide Low-income Tax Credits to Beneficial Owners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant’s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted by all of the Properties as of December 31, 2006. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through March 31, 2008, none of the Local Partnerships have reported an event of recapture of Low-income Tax Credits.

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

The Local Partnerships have various financing structures which include (i) required debt service payments (“Mandatory Debt Service”) and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies (“Non-Mandatory Debt Service or Interest”). During the three months ended March 31, 2008, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships’ operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships’ operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

St. Christopher's Associates, L.P. V (“St. Christopher”) reported an operating deficit of approximately $94,000 for the three months ended March 31, 2008 and has a remaining operating reserve of approximately $142,000 as of March 31, 2008. In addition, Registrant is holding unpaid accrued interest due to St. Christopher of approximately $9,000 as of June 29, 2008 on a previously outstanding capital contribution. There is no Mandatory Debt Service and the Local General Partner of St. Christopher represents that payments on the real estate taxes are current. Registrant’s investment balance in St. Christopher, after cumulative equity losses, became zero during the year ended March 30, 2004. St. Christopher generated approximately $198.5 per Unit to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2004. The Compliance Period for St. Christopher expires on December 31, 2008.

Edgewood Manor Associates, L.P. (“Edgewood”) reported an operating deficit of approximately $75,000 for the three months ended March 31, 2008. There is no mandatory debt service and the Local General Partners of Edgewood represent that payments on the real estate taxes are current. Registrant has made cumulative voluntary advances of $90,000 to Edgewood to fund operating advances as of June 29, 2008, none of which was advanced during the three months then ended. Registrant’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005 and voluntary advances made by Registrant were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships. Edgewood generated approximately $19.10 per Unit per year to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2004. The Compliance Period for Edgewood expires on December 31, 2008.

Vision Limited Dividend Housing Association Limited Partnership (“Vision”) reported an operating deficit of approximately $15,000 for the three months ended March 31, 2008. The Local General Partner of Vision represents that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Vision, after cumulative equity losses, became zero during the year ended March 30, 2005. Vision generated approximately $130.3 per Unit to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2006. The Compliance Period for Vision expires on December 31, 2010.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, which requires Registrant to make certain estimates and assumptions. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”) and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Registrant has adopted SFAS 157 effective March 31, 2008. On February 6, 2008 the FASB approved the Financial Staff Position that will defer the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on Registrant’s financial position, results of operations or cash flows.

Registrant adopted SFAS 157 as of March 31, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. Nonrecurring nonfinancial assets and liabilities for which Registrant has not applied the provisions of SFAS 157 include investment in local partnerships, which is accounted for under the equity method of accounting.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets or liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial assets accounted for at fair value on a recurring basis as of June 29, 2008 include cash and cash equivalents and restricted cash of $1,698,981 and $8,965, respectively, as reflected in the accompanying balance sheet. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4T. Controls and Procedures

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended June 29, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Registrant’s disclosure controls and procedures were effective as of June 29, 2008.

There were no changes in Registrant’s internal control over financial reporting during the three months ended June 29, 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Registrant is not aware of any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008.

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

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

	By:	Richman American Credit Corp.,
The Manager

Dated: August 13, 2008	/s/David Salzman
	by:	David Salzman
Chief Executive Officer

Dated: August 13, 2008	/s/Neal Ludeke
	by:	Neal Ludeke
Chief Financial Officer

Dated: August 13, 2008	/s/Richard Paul Richman
	by:	Richard Paul Richman
Director