Form 10-Q
period 2008-09-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 2008-11-13
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2008

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

There are 18,654 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Table of Contents

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
BALANCE SHEETS
(UNAUDITED)

	Notes	September 29, 2008	March 30, 2008

ASSETS

Cash and cash equivalents		$1,657,584	$1,580,225
Restricted cash	2	2,998	9,235
Investments in bonds			60,021
Investment in local partnerships	2	2,105,529	2,053,919
Interest receivable			1,691

		$3,766,111	$3,705,091

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$20,398	$46,011
Payable to manager and affiliates		916,286	823,817
Interest payable	2	2,998	9,235

		939,682	879,063

Commitments and contingencies	2,3

Owners’ equity (deficit)

Manager		(135,618)	(135,631)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)		2,962,047	2,960,756
Accumulated other comprehensive income, net			903

		2,826,429	2,826,028

		$3,766,111	$3,705,091

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 2008 AND 2007
(UNAUDITED)

	Notes	Three Months Ended September 29, 2008	Six Months Ended September 29, 2008	Three Months Ended September 29, 2007	Six Months Ended September 29, 2007

REVENUE

Interest		$6,218	$12,934	$19,720	$42,841
Other income from local partnerships	2		750

TOTAL REVENUE		6,218	13,684	19,720	42,841

EXPENSES

Management fee		48,035	96,071	48,035	96,071
Professional fees		8,975	20,206	8,775	17,150
Printing, postage and other		1,835	3,153	781	2,262

TOTAL EXPENSES		58,845	119,430	57,591	115,483

		(52,627)	(105,746)	(37,871)	(72,642)

Equity in income (loss) of investment in local partnerships	2	47,953	107,050	12,295	(49,955)

NET INCOME (LOSS)		(4,674)	1,304	(25,576)	(122,597)

Other comprehensive loss			(903)	(277)	(1,080)

COMPREHENSIVE INCOME (LOSS)		$(4,674)	$401	$(25,853)	$(123,677)

NET INCOME (LOSS) ATTRIBUTABLE TO

Manager		$(47)	$13	$(256)	$(1,226)
Beneficial owners		(4,627)	1,291	(25,320)	(121,371)

		$(4,674)	$1,304	$(25,576)	$(122,597)

NET INCOME (LOSS) per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)		$(.25)	$.07	$(1.36)	$(6.51)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 29, 2008 AND 2007
(UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$8,230	$37,181
Cash paid for
management fee	(3,602)	(140,833)
professional fees	(37,065)	(35,778)
printing, postage and other expenses	(11,907)	(2,262)

Net cash used in operating activities	(44,344)	(141,692)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships	56,190	63,855
Voluntary advances made to local partnerships		(45,000)
Transfer from restricted cash	6,237	6,951
Proceeds from maturities/redemptions and sales of bonds	59,276	17,000

Net cash provided by investing activities	121,703	42,806

Net increase (decrease) in cash and cash equivalents	77,359	(98,886)

Cash and cash equivalents at beginning of period	1,580,225	1,642,515

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,657,584	$1,543,629

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net	$(903)	$(1,080)

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS - (Continued)
SIX MONTHS ENDED SEPTEMBER 29, 2008 AND 2007
(UNAUDITED)

	2008	2007

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$1,304	$(122,597)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in loss (income) of investment in local partnerships	(107,050)	49,955
Other income from local partnerships	(750)
Gain on sale of bonds	(158)
Amortization of net premium on investments in bonds		822
Decrease in interest receivable	1,691	469
Decrease in accounts payable and accrued expenses	(25,613)	(18,628)
Increase (decrease) in payable to manager and affiliates	92,469	(44,762)
Decrease in interest payable	(6,237)	(6,951)

NET CASH USED IN OPERATING ACTIVITIES	$(44,344)	$(141,692)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 29, 2008
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2008 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended September 29, 2008 are not necessarily indicative of the results that may be expected for the entire year.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS 157 effective March 31, 2008. On February 6, 2008 the FASB approved the Financial Staff Position that will defer the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

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

Financial assets accounted for at fair value on a recurring basis as of September 29, 2008 include cash and cash equivalents and restricted cash of $1,657,584 and $2,998, respectively, as reflected in the accompanying balance sheet. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2008
(UNAUDITED)

2.	Investment in Local Partnerships

The Trust owns a 98.9%-99% limited partner interest in ten Local Partnerships and has committed to make capital contribution payments in the aggregate amount of $14,831,864, which includes voluntary advances made to a certain Local Partnership and all of which has been paid. Restricted cash in the accompanying balance sheet as of September 29, 2008 represents accrued interest of $2,998 on a previously outstanding capital contribution. As of June 30, 2008, the Local Partnerships have outstanding mortgage loans payable totaling approximately $20,766,000 and accrued interest payable on such loans totaling approximately $3,566,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For the six months ended September 29, 2008, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2008	$2,053,919

Cash distributions received from Local Partnerships	(56,190)

Cash distributions received from Local Partnerships classified as other income	750

Equity in income of investment in local partnerships	107,050

Investment in local partnerships as of September 29, 2008	$2,105,529

*Equity in loss of investment in local partnerships is limited to the Trust’s investment balance in each Local Partnership; any excess is applied to other partners’ capital in any such Local Partnership. The amount of such excess losses applied to other partners’ capital was $3,488 for the six months ended June 30, 2008 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 2. Such amount is net of the adjustment described below in connection with Creative Choice Homes VII, Ltd. (“Creative Choice”).

Creative Choice reported net income during the six months ended June 30, 2008 resulting from a reduction in accrued expenses to an affiliate of approximately $700,000, which amount is included in interest and other revenue in the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2008 reflected herein Note 2.  Such expenses were accrued in a prior year in connection with damages resulting from a major hurricane.  Such adjustment to the accounts of Creative Choice had no impact on the financial statements of the Trust.  The Trust’s investment balance in Creative Choice, after cumulative equity losses, became zero during the year ended March 30, 2006.

The combined unaudited balance sheets of the Local Partnerships as of June 30, 2008 and December 31, 2007 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2008 and 2007 are reflected on pages 9 and 10, respectively.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2008
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

The combined unaudited balance sheets of the Local Partnerships as of June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007

ASSETS

Cash and cash equivalents	$312,295	$324,274
Rents receivable	41,509	73,674
Escrow deposits and reserves	2,112,023	1,988,832
Land	1,213,303	1,213,303
Buildings and improvements (net of accumulated depreciation of $15,072,986 and $15,119,286)	19,661,095	19,601,674
Intangible assets (net of accumulated amortization of $176,979 and $165,245)	255,001	266,735
Other assets	483,779	541,385

	$24,079,005	$24,009,877

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,280,449	$1,326,147
Due to related parties	2,409,971	2,284,389
Mortgage loans	20,766,327	20,995,728
Notes payable	100,000	100,000
Accrued interest	3,566,268	3,397,891
Other liabilities	404,776	403,097

	28,527,791	28,507,252

Partners' equity (deficit)

American Tax Credit Trust, Series I
Capital contributions, net of distributions	13,909,607	13,965,047
Cumulative loss	(10,136,131)	(10,243,181)

	3,773,476	3,721,866
General partners and other limited partners
Capital contributions, net of distributions	472,833	473,393
Cumulative loss	(8,695,095)	(8,692,634)

	(8,222,262)	(8,219,241)

	(4,448,786)	(4,497,375)

	$24,079,005	$24,009,877

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2008
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

The combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

REVENUE

Rental	$1,090,778	$2,179,666	$1,140,493	$2,157,315
Interest and other	748,375	792,061	32,554	69,514

TOTAL REVENUE	1,839,153	2,971,727	1,173,047	2,226,829

EXPENSES

Administrative	275,636	525,323	336,577	609,410
Utilities	225,439	519,744	187,154	410,885
Operating and maintenance	279,407	571,082	264,432	586,199
Taxes and insurance	173,374	309,805	120,363	270,094
Financial	179,312	367,600	167,861	368,218
Depreciation and amortization	286,800	573,584	214,286	498,423

TOTAL EXPENSES	1,419,968	2,867,138	1,290,673	2,743,229

NET INCOME (LOSS)	$419,185	$104,589	$(117,626)	$(516,400)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Trust, Series I	$47,953	$107,050	$12,295	$(49,955)
General partners and other limited partners, which includes Trust loss in excess of investment of $(367,047), $3,488, $128,747 and $461,276	371,232	(2,461)	(129,921)	(466,445)

	$419,185	$104,589	$(117,626)	$(516,400)

The combined results of operations of the Local Partnerships for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for an entire operating period (see discussion above herein Note 2 regarding Creative Choice).

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
Series I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of September 29, 2008, American Tax Credit Trust (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2008. Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”). During the six months ended September 29, 2008, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $17,000 during the six months ended September 29, 2008 (which includes a net unrealized loss on investments in bonds of approximately $1,000). Registrant’s investments in bonds as reflected in the accompanying balance sheet as of March 30, 2008 were sold and/or matured during the six months ended September 29, 2008. During the six months ended September 29, 2008, the investment in local partnerships increased as a result of Registrant's equity in the Local Partnerships' net income for the six months ended June 30, 2008 of $107,050, partially offset by distributions received from Local Partnerships of $55,440 (exclusive of distributions from Local Partnerships of $750 classified as other income). Payable to manager and affiliates in the accompanying balance sheet as of September 29, 2008 represents deferred management fees.

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

Registrant’s operations for the three months ended September 29, 2008 and 2007 have not varied significantly, as reflected by the net losses of $4,674 and $25,576, respectively. Other comprehensive loss for the three months ended September 29, 2007 resulted from a net unrealized loss on investments in bonds of $277. Registrant’s investments in bonds as reflected in the accompanying balance sheet as of March 30, 2008 were sold and/or matured during the three months ended June 29, 2008.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' net income of approximately $419,000 for the three months ended June 30, 2008 was attributable to rental and other revenue of approximately $1,839,000 (which includes approximately $700,000 of income recorded by Creative Choice Homes VII, Ltd. (“Creative Choice”) resulting from a reduction in accrued expenses to an affiliate; such expenses were accrued in a prior year in connection with damages resulting from a major hurricane), exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $1,133,000 and approximately $287,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $118,000 for the three months ended June 30, 2007 was attributable to rental and other revenue of approximately $1,173,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $1,077,000 and approximately $214,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected in future periods (see discussion above regarding Creative Choice).

Registrant’s operations for the six months ended September 29, 2008 and 2007 resulted in net income (loss) of $1,304 and $(122,597), respectively. The increase in net income from fiscal 2007 to fiscal 2008 is primarily attributable to an increase in equity in income of investment in local partnerships of approximately $157,000, which increase is primarily attributable to an increase in the net operating income of a certain Local Partnership in which Registrant continues to have an investment balance, an increase in the nonrecognition of losses in accordance with the equity method of accounting and voluntary advances made to a certain Local Partnership in fiscal 2007 that were written off as additional equity in loss of investment in local partnerships, all partially offset by a decrease in interest revenue of approximately $30,000. Other comprehensive loss for the six months ended September 29, 2008 and 2007 resulted from a net unrealized loss on investments in bonds of $903 and $1,080, respectively. Registrant’s investments in bonds as reflected in the accompanying balance sheet as of March 30, 2008 were sold and/or matured during the three months ended June 29, 2008.

The Local Partnerships' net income of approximately $105,000 for the six months ended June 30, 2008 was attributable to rental and other revenue of approximately $2,972,000 (which includes approximately $700,000 of income recorded by Creative Choice resulting from a reduction in accrued expenses to an affiliate; such expenses were accrued in a prior year in connection with damages resulting from a major hurricane), exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,293,000 and approximately $574,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $516,000 for the six months ended June 30, 2007 was attributable to rental and other revenue of approximately $2,227,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,245,000 and approximately $498,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected in future periods (see discussion above regarding Creative Choice).

Local Partnership Matters

Registrant’s primary objective is to provide Low-income Tax Credits to Beneficial Owners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant’s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted by all of the Properties as of December 31, 2006. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through June 30, 2008, none of the Local Partnerships have reported an event of recapture of Low-income Tax Credits.

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

The Local Partnerships have various financing structures which include (i) required debt service payments (“Mandatory Debt Service”) and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies (“Non-Mandatory Debt Service or Interest”). During the six months ended June 30, 2008, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships’ operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships’ operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

St. Christopher's Associates, L.P. V (“St. Christopher”) reported an operating deficit of approximately $126,000 for the six months ended June 30, 2008 and has a remaining operating reserve of approximately $117,000 as of June 30, 2008. St. Christopher withdrew $25,000 from its operating reserve during the six months ended June 30, 2008 to fund operating deficits. There is no Mandatory Debt Service and the Local General Partner of St. Christopher represents that payments on the real estate taxes are current. Registrant’s investment balance in St. Christopher, after cumulative equity losses, became zero during the year ended March 30, 2004. St. Christopher generated approximately $198.5 per Unit to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2004. The Compliance Period for St. Christopher expires on December 31, 2008.

Edgewood Manor Associates, L.P. (“Edgewood”) reported an operating deficit of approximately $116,000 for the six months ended June 30, 2008. There is no mandatory debt service and the Local General Partners of Edgewood represent that payments on the real estate taxes are current. Registrant has made cumulative voluntary advances of $90,000 to Edgewood to fund operating deficits as of September 29, 2008, none of which was advanced during the six months then ended. Registrant’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005 and voluntary advances made by Registrant were recorded as investment in local partnerships and have been written off as additional equity in loss of investment in local partnerships. Edgewood generated approximately $19.10 per Unit per year to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2004. The Compliance Period for Edgewood expires on December 31, 2008.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Creative Choice reported an operating deficit of approximately $38,000 for the six months ended June 30, 2008. Such amount excludes the adjustment noted above under Results of Operations. The Local General Partner of Creative Choice represents that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Creative Choice, after cumulative equity losses, became zero during the year ended March 30, 2006. Creative Choice generated approximately $218.8 per Unit to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2005. The Compliance Period for Creative Choice expires on December 31, 2009.

Vision Limited Dividend Housing Association Limited Partnership (“Vision”) reported an operating deficit of approximately $31,000 for the six months ended June 30, 2008. The Local General Partner of Vision represents that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Vision, after cumulative equity losses, became zero during the year ended March 30, 2005. Vision generated approximately $130.3 per Unit to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2006. The Compliance Period for Vision expires on December 31, 2010.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting, which requires Registrant to make certain estimates and assumptions. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Registrant adopted SFAS 157 effective March 31, 2008. On February 6, 2008 the FASB approved the Financial Staff Position that will defer the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on Registrant’s financial position, results of operations or cash flows.

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

Financial assets accounted for at fair value on a recurring basis as of September 29, 2008 include cash and cash equivalents and restricted cash of $1,657,584 and $2,998, respectively, as reflected in the accompanying balance sheet. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the six months ended September 29, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Registrant’s disclosure controls and procedures were effective as of September 29, 2008.

There were no changes in Registrant’s internal control over financial reporting during the six months ended September 29, 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Registrant is not aware of any material legal proceedings.

Item 1A.	Risk Factors

None

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

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

By: Richman American Credit Corp.,
The Manager

Dated: November 13, 2008	/s/David Salzman
by: David Salzman
Chief Executive Officer

Dated: November 13, 2008	/s/Neal Ludeke
by: Neal Ludeke
Chief Financial Officer

Dated: November 13, 2008	/s/Richard Paul Richman
by: Richard Paul Richman
Director