Form 10-Q
period 2008-12-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2009-02-17
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2008

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

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
BALANCE SHEETS
(UNAUDITED)

	Notes	December 30, 2008	March 30, 2008

ASSETS

Cash and cash equivalents		$1,646,355	$1,580,225
Restricted cash	2	3,007	9,235
Investments in bonds			60,021
Investment in local partnerships	2	2,118,633	2,053,919
Interest receivable			1,691

		$3,767,995	$3,705,091

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$23,540	$46,011
Payable to manager and affiliates		961,439	823,817
Interest payable	2	3,007	9,235

		987,986	879,063

Commitments and contingencies	2,3

Owners’ equity (deficit)

Manager		(136,082)	(135,631)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)		2,916,091	2,960,756
Accumulated other comprehensive income, net			903

		2,780,009	2,826,028

		$3,767,995	$3,705,091

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 2008 AND 2007
(UNAUDITED)

	Notes	Three Months Ended December 30, 2008	Nine Months Ended December 30, 2008	Three Months Ended December 30, 2007	Nine Months Ended December 30, 2007

REVENUE

Interest		$2,515	$15,449	$16,460	$59,301
Other income from local partnerships	2		750

TOTAL REVENUE		2,515	16,199	16,460	59,301

EXPENSES

Management fee		48,036	144,107	48,036	144,107
Professional fees		13,218	33,424	10,266	27,416
Printing, postage and other		785	3,938	4,341	6,603

TOTAL EXPENSES		62,039	181,469	62,643	178,126

		(59,524)	(165,270)	(46,183)	(118,825)

Equity in income (loss) of investment in local partnerships	2	13,104	120,154	13,062	(36,893)

NET LOSS		(46,420)	(45,116)	(33,121)	(155,718)

Other comprehensive loss			(903)	(556)	(1,636)

COMPREHENSIVE LOSS		$(46,420)	$(46,019)	$(33,677)	$(157,354)

NET LOSS ATTRIBUTABLE TO

Manager		$(464)	$(451)	$(331)	$(1,557)
Beneficial owners		(45,956)	(44,665)	(32,790)	(154,161)

		$(46,420)	$(45,116)	$(33,121)	$(155,718)

NET LOSS per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)		$(2.46)	$(2.39)	$(1.75)	$(8.26)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$10,754	$11,267
Cash paid for
management fee	(6,485)	(159,349)
professional fees	(45,822)	(37,960)
printing, postage and other expenses	(14,011)	(3,553)

Net cash used in operating activities	(55,564)	(189,595)

CASH FLOWS FROM INVESTING ACTIVITIES

Distributions received from local partnerships	56,190	63,855
Voluntary advances made to local partnerships		(45,000)
Transfer from restricted cash	6,228	50,165
Proceeds from maturities/redemptions and sales of bonds	59,276	17,000

Net cash provided by investing activities	121,694	86,020

Net increase (decrease) in cash and cash equivalents	66,130	(103,575)

Cash and cash equivalents at beginning of period	1,580,225	1,642,515

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,646,355	$1,538,940

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net	$(903)	$(1,636)

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS - (Continued)
NINE MONTHS ENDED DECEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(45,116)	$(155,718)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss (income) of investment in local partnerships	(120,154)	36,893
Other income from local partnerships	(750)
Gain on sale of bonds	(158)
Amortization of net premium on investments in bonds		1,233
Decrease in interest receivable	1,691	898
Decrease in accounts payable and accrued expenses	(22,471)	(7,494)
Increase (decrease) in payable to manager and affiliates	137,622	(15,242)
Decrease in interest payable	(6,228)	(50,165)

NET CASH USED IN OPERATING ACTIVITIES	$(55,564)	$(189,595)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2008
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying financial statements are dependent on such unaudited information.  In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2008 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the nine months ended December 30, 2008 are not necessarily indicative of the results that may be expected for the entire year.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  Accordingly, SFAS 157 does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Partnership adopted SFAS 157 effective March 31, 2008.  On February 6, 2008 the FASB approved the Financial Staff Position (“FSP”) that will defer the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

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

Financial assets accounted for at fair value on a recurring basis as of December 30, 2008 include cash and cash equivalents and restricted cash of $1,646,355 and $3,007, respectively, as reflected in the accompanying balance sheet.  These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  The FSP amends SFAS No. 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE.  The FSP is effective for public entities in their first reporting period (interim or annual) that ends after December 15, 2008.  The Turst does not believe that the adoption of the FSP will have a material impact on its financial statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2008
(UNAUDITED)

2.	Investment in Local Partnerships

The Trust owns a 98.9%-99% limited partner interest in ten Local Partnerships and has committed to make capital contribution payments in the aggregate amount of $14,831,864, which includes voluntary advances made to a certain Local Partnership and all of which has been paid.  Restricted cash in the accompanying balance sheet as of December 30, 2008 represents accrued interest of $3,007 on a previously outstanding capital contribution.  As of September 30, 2008, the Local Partnerships have outstanding mortgage loans payable totaling approximately $20,650,000 and accrued interest payable on such loans totaling approximately $3,691,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For the nine months ended December 30, 2008, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2008	$2,053,919

Cash distributions received from Local Partnerships	(56,190)

Cash distributions received from Local Partnerships classified as other income	750

Equity in income of investment in local partnerships	120,154

Investment in local partnerships as of December 30, 2008	$2,118,633

*
Equity in loss of investment in local partnerships is limited to the Trust’s investment balance in each Local Partnership; any excess is applied to other partners’ capital in any such Local Partnership.  The amount of such excess losses applied to other partners’ capital was $212,487 for the nine months ended September 30, 2008 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 2.  Such amount is net of the adjustment described below in connection with Creative Choice Homes VII, Ltd. (“Creative Choice”).

The Local General Partners of Edgewood Manor Associates, L.P. (“Edgewood”) have reported that Edgewood is currently in default under the terms of its first mortgage and a default has been declared by the lender; delinquent payments of principal, interest and certain fees represent a cumulative arrearage of approximately $12,000 as of December 2008.  Registrant has made cumulative voluntary advances of $90,000 to Edgewood to fund operating deficits as of December 30, 2008, none of which was advanced during the nine months then ended.  Registrant’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005 and voluntary advances made by Registrant were recorded as investment in local partnerships and have been written off as additional equity in loss of investment in local partnerships.

Creative Choice reported net income during the nine months ended September 30, 2008 resulting from a reduction in accrued expenses to an affiliate of approximately $700,000, which amount is included in interest and other revenue in the combined unaudited statement of operations of the Local Partnerships for the nine months ended September 30, 2008 reflected herein Note 2.  Such expenses were accrued in a prior year in connection with damages resulting from a major hurricane.  Such adjustment to the accounts of Creative Choice had no impact on the financial statements of the Trust.  The Trust’s investment balance in Creative Choice, after cumulative equity losses, became zero during the year ended March 30, 2006.

The combined unaudited balance sheets of the Local Partnerships as of September 30, 2008 and December 31, 2007 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2008 and 2007 are reflected on pages 9 and 10, respectively.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2008
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

The combined unaudited balance sheets of the Local Partnerships as of September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
	2008	2007

ASSETS

Cash and cash equivalents	$346,244	$324,274
Rents receivable	77,722	73,674
Escrow deposits and reserves	2,202,991	1,988,832
Land	1,213,303	1,213,303
Buildings and improvements (net of accumulated depreciation of $15,346,821 and $15,119,286)	19,398,331	19,601,674
Intangible assets (net of accumulated amortization of $182,845 and $165,245)	249,135	266,735
Other assets	563,337	541,385

	$24,051,063	$24,009,877

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,392,809	$1,326,147
Due to related parties	2,459,289	2,284,389
Mortgage loans	20,650,408	20,995,728
Notes payable	100,000	100,000
Accrued interest	3,691,365	3,397,891
Other liabilities	403,855	403,097

	28,697,726	28,507,252

Partners' equity (deficit)

American Tax Credit Trust, Series I
Capital contributions, net of distributions	13,909,607	13,965,047
Cumulative loss	(10,123,027)	(10,243,181)

	3,786,580	3,721,866

General partners and other limited partners
Capital contributions, net of distributions	472,833	473,393
Cumulative loss	(8,906,076)	(8,692,634)

	(8,433,243)	(8,219,241)

	(4,646,663)	(4,497,375)

	$24,051,063	$24,009,877

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2008
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

The combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007

REVENUE

Rental	$1,112,097	$3,291,763	$1,092,776	$3,250,091
Interest and other	25,344	817,405	41,667	111,181

TOTAL REVENUE	1,137,441	4,109,168	1,134,443	3,361,272

EXPENSES

Administrative	234,831	760,154	277,687	887,097
Utilities	212,172	731,916	183,695	594,580
Operating and maintenance	284,204	855,286	249,185	835,384
Taxes and insurance	148,779	456,584	153,202	423,296
Financial	175,631	543,231	293,169	661,387
Depreciation and amortization	279,701	853,285	345,123	843,546

TOTAL EXPENSES	1,335,318	4,202,456	1,502,061	4,245,290

NET LOSS	$(197,877)	$(93,288)	$(367,618)	$(884,018)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Trust, Series I	$13,104	$120,154	$13,062	$(36,893)
General partners and other limited partners (includes Trust loss in excess of investment of $208,999, $212,487, $376,993 and $838,269)	(210,981)	(213,442)	(380,680)	(847,125)

	$(197,877)	$(93,288)	$(367,618)	$(884,018)

The combined results of operations of the Local Partnerships for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for an entire operating period (see discussion above herein Note 2 regarding Creative Choice).

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2008
(UNAUDITED)

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
Series I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 2008, American Tax Credit Trust (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2008.  Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the nine months ended December 30, 2008, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses.  Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $6,000 during the nine months ended December 30, 2008 (which includes a net unrealized loss on investments in bonds of approximately $1,000).  Registrant’s investments in bonds as reflected in the accompanying balance sheet as of March 30, 2008 were sold and/or matured during the nine months ended December 30, 2008.  During the nine months ended December 30, 2008, the investment in local partnerships increased as a result of Registrant's equity in the Local Partnerships' net income for the nine months ended September 30, 2008 of $120,154, partially offset by distributions received from Local Partnerships of $55,440 (exclusive of distributions from Local Partnerships of $750 classified as other income).  Payable to manager and affiliates in the accompanying balance sheet as of December 30, 2008 represents deferred management fees.

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

Registrant’s operations for the three months ended December 30, 2008 and 2007 have not varied significantly, as reflected by the net losses of $46,420 and $33,121, respectively.  Other comprehensive loss for the three months ended December 30, 2007 resulted from a net unrealized loss on investments in bonds of $556.  Registrant’s investments in bonds as reflected in the accompanying balance sheet as of March 30, 2008 were sold and/or matured during the three months ended June 29, 2008.

The Local Partnerships' net loss of approximately $198,000 for the three months ended September 30, 2008 was attributable to rental and other revenue of approximately $1,137,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $1,055,000 and approximately $280,000 of depreciation and amortization expense.  The Local Partnerships' net loss of approximately $368,000 for the three months ended September 30, 2007 was attributable to rental and other revenue of approximately $1,134,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $1,157,000 and approximately $345,000 of depreciation and amortization expense.  The results of operations of the Local Partnerships for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected in future periods.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Registrant’s operations for the nine months ended December 30, 2008 and 2007 resulted in net losses of $45,116 and $155,718, respectively.  The decrease in net loss from fiscal 2007 to fiscal 2008 is primarily attributable to an increase in equity in income of investment in local partnerships of approximately $157,000, which increase is primarily attributable to an increase in the net operating income of a certain Local Partnership in which Registrant continues to have an investment balance, an increase in the nonrecognition of losses in accordance with the equity method of accounting and voluntary advances made to a certain Local Partnership in fiscal 2007 that were written off as additional equity in loss of investment in local partnerships, all partially offset by a decrease in interest revenue of approximately $44,000.  Other comprehensive loss for the nine months ended December 30, 2008 and 2007 resulted from a net unrealized loss on investments in bonds of $903 and $1,636, respectively.  Registrant’s investments in bonds as reflected in the accompanying balance sheet as of March 30, 2008 were sold and/or matured during the three months ended June 29, 2008.

The Local Partnerships' net loss of approximately $93,000 for the nine months ended September 30, 2008 was attributable to rental and other revenue of approximately $4,109,000 (which includes approximately $700,000 of income recorded by Creative Choice Homes VII, Ltd. (“Creative Choice”) resulting from a reduction in accrued expenses to an affiliate; such expenses were accrued in a prior year in connection with damages resulting from a major hurricane), exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,349,000 and approximately $853,000 of depreciation and amortization expense.  The Local Partnerships' net loss of approximately $884,000 for the nine months ended September 30, 2007 was attributable to rental and other revenue of approximately $3,361,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,401,000 and approximately $844,000 of depreciation and amortization expense.  The results of operations of the Local Partnerships for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected in future periods (see discussion above regarding Creative Choice).

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

The Local Partnerships have various financing structures which include (i) required debt service payments (“Mandatory Debt Service”) and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies (“Non-Mandatory Debt Service or Interest”).  During the nine months ended September 30, 2008, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service.  Most of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships’ operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees.  However, as discussed below, certain Local Partnerships’ operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

St. Christopher's Associates, L.P. V (“St. Christopher”) reported an operating deficit of approximately $150,000 for the nine months ended September 30, 2008 and has a remaining operating reserve of approximately $117,000 as of September 30, 2008.  St. Christopher withdrew $25,000 from its operating reserve during the nine months ended September 30, 2008 to fund operating deficits.  There is no Mandatory Debt Service and the Local General Partner of St. Christopher represents that payments on the real estate taxes are current.  Registrant’s investment balance in St. Christopher, after cumulative equity losses, became zero during the year ended March 30, 2004.  The Compliance Period for St. Christopher has expired.

The Local General Partners of Edgewood Manor Associates, L.P. (“Edgewood”) have reported that one of the Property’s two buildings was taken out of service in 2008, prior to end of its Compliance Period.  As a result, Edgewood may be subject to partial tax credit recapture.  Edgewood generated approximately $19.10 per Unit per year to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2004.  Edgewood reported an operating deficit of approximately $138,000 for the nine months ended September 30, 2008.  Edgewood is currently in default under the terms of its first mortgage and a default has been declared by the lender; delinquent payments of principal, interest and certain fees represent a cumulative arrearage of approximately $12,000 as of December 2008.  Registrant has made cumulative voluntary advances of $90,000 to Edgewood to fund operating deficits as of December 30, 2008, none of which was advanced during the nine months then ended.  Registrant’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005 and voluntary advances made by Registrant were recorded as investment in local partnerships and have been written off as additional equity in loss of investment in local partnerships.  The Compliance Period for Edgewood expired on December 31, 2008.

Creative Choice reported an operating deficit of approximately $56,000 for the nine months ended September 30, 2008.  Such amount excludes the adjustment noted above under Results of Operations.  The Local General Partner of Creative Choice represents that payments on the mortgage and real estate taxes are current.  Registrant’s investment balance in Creative Choice, after cumulative equity losses, became zero during the year ended March 30, 2006.  Creative Choice generated approximately $218.8 per Unit to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2005.  The Compliance Period for Creative Choice expires on December 31, 2009.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Vision Limited Dividend Housing Association Limited Partnership (“Vision”) reported an operating deficit of approximately $35,000 for the nine months ended September 30, 2008.  The Local General Partner of Vision represents that payments on the mortgage and real estate taxes are current.  Registrant’s investment balance in Vision, after cumulative equity losses, became zero during the year ended March 30, 2005.  Vision generated approximately $130.3 per Unit to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2006.  The Compliance Period for Vision expires on December 31, 2010.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  Accordingly, SFAS 157 does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  Registrant adopted SFAS 157 effective March 31, 2008.  On February 6, 2008 the FASB approved the Financial Staff Position (“FSP”) that will defer the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on Registrant’s financial position, results of operations or cash flows.

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

Financial assets accounted for at fair value on a recurring basis as of December 30, 2008 include cash and cash equivalents and restricted cash of $1,646,355 and $3,007, respectively, as reflected in the accompanying balance sheet.  These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  The FSP amends SFAS No. 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE.  The FSP is effective for public entities in their first reporting period (interim or annual) that ends after December 15, 2008.  Registrant does not believe that the adoption of the FSP will have a material impact on its financial statements.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the nine months ended December 30, 2008.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Registrant’s disclosure controls and procedures were effective as of December 30, 2008.

There were no changes in Registrant’s internal control over financial reporting during the three months ended December 30, 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

	By:	Richman American Credit Corp.,
The Manager

Dated: February 13, 2009	/s/David Salzman
	by:	David Salzman
Chief Executive Officer

Dated: February 13, 2009	/s/James Hussey
	by:	James Hussey
Chief Financial Officer

Dated: February 13, 2009	/s/Richard Paul Richman
	by:	Richard Paul Richman
Director