Form 10-K
period 2009-03-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2009-06-29
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer,” large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐  Accelerated Filer  ☐  Non-Accelerated Filer  ☐  Smaller Reporting Company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Registrant has no voting common equity.  There is no established public trading market for Registrant’s Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.

Documents incorporated by reference:
Pages 11 through 21, 26 through 48 and 63 through 65 of the Registrant’s prospectus dated September 7, 1993, as supplemented by Supplement No. 1, Supplement No. 2, Supplement No. 3 and Supplement No. 4 dated September 7, 1993, November 16, 1993, November 23, 1994 and December 28, 1994, respectively, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, and filed as Exhibits hereto, are incorporated by reference into Part I of this Annual Report.

PART I

Item 1.	Business.

General Development of Business and Narrative Description of Business

American Tax Credit Trust, a Delaware statutory business trust (the "Registrant"), was formed on February 4, 1993 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partner equity interests (the “Local Partnership Interests”) in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties.  The Local Partnerships hold their respective Properties in fee.    Registrant considers its activity to constitute a single industry segment.

Richman American Credit Corp. (the "Manager"), a Delaware corporation, was formed on April 5, 1993, under Chapter 1, Title 8 of the Delaware Code, to act as the Manager of Registrant.  The majority owner of the Manager is Richard Paul Richman.  The Manager is an affiliate of The Richman Group, Inc. ("Richman Group"), a Delaware corporation founded by Richard Paul Richman in 1988.

The Amendment No. 4 to the Registration Statement on Form S-11 was filed with the Securities and Exchange Commission (the "SEC") on August 25, 1993 pursuant to the Securities Act of 1933 under Registration Statement No. 33-58032 and was declared effective on August 26, 1993.  Reference is made to the prospectus dated September 7, 1993, as supplemented by Supplement No. 1, Supplement No. 2, Supplement No. 3 and Supplement No. 4 dated September 7, 1993, November 16, 1993, November 23, 1994 and December 28, 1994, respectively, filed with the SEC pursuant to Rule 424(b)(3) under the Securities Act of 1933 (the "Prospectus"). Pursuant to Rule 12b-23 of the SEC's General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the description of Registrant's business set forth under the heading "Investment Objectives and Policies" at pages 30 through 48 of the Prospectus is hereby incorporated into this Annual Report by Reference.

On September 13, 1993, Registrant commenced, through Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") and PaineWebber Incorporated (“PaineWebber”), the offering of up to 150,000 units of beneficial ownership interest (the "Units") at $1,000 per Unit to investors (the "Beneficial Owners") in one to twenty series (each a “Series”).  This filing is presented for Series I only and as used herein, the term Registrant refers to Series I of the Trust.  On November 29, 1993, January 28, 1994 and May 25, 1994 the closings for 8,460, 4,909 and 5,285 Units, respectively, took place, amounting to aggregate Beneficial Owners’ capital contributions of $18,654,000.

Registrant's primary objective has been to provide Low-income Tax Credits to the Beneficial Owners.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all but one of the Local Partnerships will have expired as of December 31, 2009, with the remaining Local Partnership’s Compliance Period expiring as of December 31, 2010.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Note that the existence of Extended Use Provisions does not extend the Compliance Period of the respective Local Partnerships.  However, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is instructing the local general partners (the “Local General Partners”) of all Local Partnerships that have reached the end of their Compliance Period to commence a sale process to dispose of the Properties, and intends to so instruct the Local General Partners of the remaining Local Partnerships upon the expiration of their respective Compliance Periods.  In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s Local Partnership Interests.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  Following the final disposition of the Local Partnership Interests, Registrant intends to dissolve and does not intend to conduct any business.  There can be no assurance as to when Registrant will dispose of its Local Partnership Interests.

Item 1.	Business (continued).

Financial Information About Industry Segments

Registrant is engaged solely in the business of owning a Local Partnership Interest in each of the Local Partnerships.  A presentation of information regarding industry segments is not applicable and would not be material to an understanding of Registrant’s business taken as a whole.  See Item 8 below for a summary of Registrant's operations.

Competition

Pursuant to Rule 12b-23 of the SEC's General Rules and Regulations promulgated under the Exchange Act, the description of Registrant’s competition, general risks, tax risks and partnership risks set forth under the heading "Risk Factors" at pages 11 through 21 of the Prospectus is hereby incorporated into this Annual report by reference.

Employees of Registrant

Registrant employs no personnel and incurs no payroll costs.  All management activities of Registrant are conducted by the Manager.  An affiliate of the Manager employs individuals who perform the management activities of Registrant.  This entity also performs similar services for other affiliates of the Manager.

Regulation

The following is a brief summary of certain regulations applicable to Registrant and is not, nor should it be considered, a full summary of the law or all related issues.  Other than as set forth above and below, Registrant is not aware of any existing or probable federal, state or local governmental regulations, or any recent changes to such governmental regulations, which would have an effect on Registrant’s business.

Virtually all of the Properties owned by the Local Partnerships have some form of a government funded rental subsidy that affords the low-income tenants the ability to reside at the Properties.  During the period that a subsidy agreement between the United States Department of Housing and Urban Development (“HUD”) and a Local Partnership is in existence, the Local Partnership Interest of such Local Partnership may not be sold, and the Property may not be transferred by the Local Partnership to another entity, without HUD’s approval, which may be subject to various conditions.  In particular, the transfer of title of the Properties by the Local Partnerships is expected to be required to be closed in escrow pending HUD approval.  In addition, as a condition to certain disposals, Registrant anticipates that HUD will require the Local Partnerships to dedicate resources to maintenance in order to correct deficiencies in the physical condition of the Properties. Correction of such deficiencies will probably require expenditures of significant amounts of funds, thus effectively reducing the amount of any net proceeds from the sale of the Property.  There can be no assurance that the required governmental agencies will approve any of the requested transfers, that such approvals will be received in a timely manner or that other conditions will not be imposed for such approvals. The failure to obtain or a delay in obtaining any required approvals would have adverse consequences to the Beneficial Owners.

In the case of certain of the Local Partnerships, the local housing authority has the right, for a period of time, to find a purchaser for the Property prior to the Local General Partner beginning its own efforts to sell the Property.  There can be no assurance that the local housing authorities will be successful in finding purchasers for such Properties, which may adversely impact the timing of Property sales.

Certain of the Local Partnerships may be subject to restrictions on the amount of annual cash distributions to partners under the terms of such Local Partnerships’ loan, regulatory or other agreements.

Registrant is not aware of any non-compliance by the Local Partnerships with respect to federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment, and is not aware of any condition that would have a material effect on the capital expenditures or competitive position of Registrant.

Item 1A.  Risk Factors.

Risks Relating to Registrant’s Business and Industry

Properties owned by the Local Partnerships are subject to certain risks relating to the real estate industry in general that are outside of the control of the Local Partnerships or Registrant and that may have an adverse affect on Registrant’s investment in such Local Partnerships.

Registrant’s investment in the Local Partnerships is subject to the risks associated with multi-family rental property and real estate in general, including retail, commercial and residential real estate.  Such risks, which are subject to change and are not in the control of Registrant, include risks relating to:

•	the adverse use of adjacent or neighborhood real estate;

•	regulated rents, which may adversely impact rent increases;

•	utility allowances, which may adversely impact rents charged to tenants from year to year in certain locations;

•	the inability of tenants to pay rent in light of current market conditions;

•	changes in the demand for or supply of competing properties;

•	changes in state or local tax rates and assessments;

•	increases in utility charges;

•	unexpected expenditures for repairs and maintenance;

•	the discovery of previously undetected environmentally hazardous conditions;

•	costs associated with complying with the Americans with Disabilities Act;

•	uninsured losses relating to real property or excessively expensive premiums for insurance coverage;

•	lawsuits from tenants or guests in connection with injuries that occur on the Properties;

•	changes in local economic conditions; and

•	changes in interest rates and the availability of financing (including changes resulting from current market conditions).

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

Item 1A.  Risk Factors (continued).

There is no guarantee that the Properties will be sold or, if sold, that Registrant would receive any proceeds.

As noted above in Item 1 - Business, Registrant is instructing the Local General Partners of the Local Partnerships that have completed their respective Compliance Periods to commence a sale process to dispose of the Properties, and intends to so instruct the Local General Partners of the remaining Local Partnerships upon the expiration of their respective Compliance Periods.  However, the market of interested buyers of the Properties is limited.  Some of the factors which negatively impact the marketability of the Properties, or equivalently, the Local Partnership Interests, include:

•	the Extended Use Provisions;

•
the substantial remaining mortgage balances on the Properties, which are typically very near the initial balances as a result of the heavily subsidized debt of the Local Partnership and the lengthy (usually near 40-year) amortization period of the debt; and

•	poor economic conditions.

It is generally expected, therefore, that in the event a sale of a Property by a Local Partnership can be consummated, the net proceeds of such sale, after repayment of any outstanding debt and other liabilities, are not likely to be significant.  Moreover, a portion of the net proceeds from the sale of a Property by a Local Partnership may be payable to the Local General Partner for prior operating advances or deferred fees.  As such, there will likely not be significant proceeds, if any, upon a sale of a Property that will be available for distribution by the Local Partnership to Registrant.  In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s Local Partnership Interests.  However, it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.

The Local Partnerships may be required to continue to maintain the low-income nature of the Properties beyond the Compliance Period under agreements with state tax credit agencies.

As noted above in Item 1 - Business, certain of the Local Partnerships entered into agreements containing Extended Use Provisions with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period.  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.

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

Item 1A.  Risk Factors (continued).

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The executive offices of Registrant and the Manager are located at 340 Pemberwick Road, Greenwich, Connecticut 06831.  Registrant does not own or lease any properties.  Registrant pays no rent; all charges for leased space are borne by an affiliate of the Manager.

Registrant's primary objective is to provide Low-income Tax Credits to the Beneficial Owners.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for the Ten Year Credit Period (see discussion above in Item 1A - Risk Factors regarding the Compliance Periods and Low-income Tax Credit Requirements of the Local Partnerships).  Such Ten Year Credit Period was fully exhausted in connection with all of the Properties as of December 31, 2006.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property.  The Compliance Period of all but one of the Local Partnerships will have expired as of December 31, 2009, with the remaining Local Partnership’s Compliance Period expiring as of December 31, 2010.

Registrant originally acquired Local Partnership Interests in ten Local Partnerships.  Registrant is instructing the Local General Partners of the Local Partnerships that have completed their respective Compliance Periods to commence a sale process to dispose of the Properties, and intends to so instruct the Local General Partners of the remaining Local Partnerships upon the expiration of their respective Compliance Periods.  Registrant intends that such sales will result in the termination of Registrant’s Local Partnership Interests and ultimately the dissolution of Registrant.  In the event a sale of the Properties cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s Local Partnerships Interests.  It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  In addition, certain of the Local Partnerships entered into agreements with Extended Use Provisions with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period.  While the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  There can be no assurance as to when the Local Partnerships will dispose of the Properties, when Registrant will dispose of the Local Partnership Interests or the amount of proceeds which may be received in such dispositions.  In addition to amounts that remain outstanding under the terms of the debt structure of the respective Local Partnerships, certain Local Partnerships have outstanding obligations to the Local General Partners and/or affiliates thereof for operating advances made over the years and for certain fees that were deferred.

One of the two buildings owned by Edgewood Manor Associates, L.P. (“Edgewood”) was taken out of service in 2008, prior to end of its Compliance Period, resulting in the recapture of Low-income Tax Credits and interest under Section 42 of the Internal Revenue Code in the amount of approximately $16.59 per Unit for those holding Units as of such date (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations herein).  Edgewood had generated approximately $19.10 per Unit per year to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2004.  The Compliance Period for Edgewood expired on December 31, 2008.

Certain of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”) (see descriptions of the subsidies below).  The subsidy agreements expire at various times during the Compliance Periods of the Local Partnerships.  Since October 1997, HUD has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract.  Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program.  Such changes could adversely affect the future net operating income before debt service and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies.  Four Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines.  In addition, three Local Partnerships have entered into restructuring agreements, resulting in a change to both rent subsidy and mandatory debt service.

Registrant owns a 98.9%-99% Local Partnership Interest in ten Local Partnerships reflected below, all of which were acquired from 1993 to 1995.

Item 2.	Properties (continued).

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution	Mortgage loans payable as of December 31, 2008	Subsidy (see footnotes)

ACP Housing Associates, L.P. ACP Housing Apartments New York, New York	28	$737,222	$1,467,056	(1b	)

Creative Choice Homes VII, Ltd. Coral Gardens Homestead, Florida	91	2,382,812	1,567,443	(1a & c	)

Edgewood Manor Associates, L.P. (2) Edgewood Manor Apartments Philadelphia, Pennsylvania	49	2,053,799	1,817,774	(1b	)

Ledge/McLaren Limited Partnership Ledge/McLaren Apartments Nashua, New Hampshire	8	343,079	420,132	(1b	)

Penn Apartment Associates Penn Apartments Chester, Pennsylvania	15	852,180	963,000	(1b	)

SB-92 Limited Partnership Shaker Boulevard Gardens Cleveland, Ohio	73	795,255	3,000,308	(1a,b,c & d	)

St. Christopher’s Associates, L.P. V Lehigh Park Philadelphia, Pennsylvania	29	2,075,785	2,180,000	(1b	)

St. John Housing Associates, L.P. St. John Homes Gary, Indiana	144	3,546,861	3,621,846	(1a, c & d	)

Starved Rock - LaSalle Manor Limited Partnership LaSalle Manor LaSalle, Illinois	48	634,327	1,960,226	(1a, c & e	)

Vision Limited Dividend Housing Association Limited Partnership Helen Odean Butler Apartments Detroit, Michigan	97	1,410,544	3,537,854	(1b	)

		$14,831,864	$20,535,639

(1)	Description of subsidies:

(a)
Section 8 of Title II of the Housing and Community Development Act of 1974 allows qualified low-income tenants to pay thirty percent of their monthly income as rent with the balance paid by the federal government.

(b)	The Local Partnership’s debt structure includes a principal or interest payment subsidy.

(c)	The Local Partnership’s Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

Item 2.	Properties (continued).

(d)	The Local Partnership entered into a restructuring agreement of its Section 8 contract and debt structure under applicable HUD guidelines in 2005.

(e)	The Local Partnership entered into a restructuring agreement of its Section 8 contract and debt structure under applicable HUD guidelines in 2007.

(2)	Capital contribution includes voluntary advances made to the Local Partnership.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the Beneficial Owners during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is no established public trading market for the Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.  The number of record holders of Units as of December 31, 2008 was approximately 810 holding an aggregate of 18,654 Units.

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

Distributions

Registrant owns a Local Partnership Interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies.  The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements.  Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its Beneficial Owners in the future.  There were no cash distributions to the Beneficial Owners during the years ended March 30, 2009 and 2008.

Low-income Tax Credits, which are subject to various limitations, may be used by the Beneficial Owners to offset federal income tax liabilities.  The Low-income Tax Credits per Unit for each of the three closings, generated by Registrant and allocated to the Beneficial Owners for the tax years ended December 31, 2008 and 2007 and the cumulative Low-income Tax Credits, net of recaptured Low-income Tax Credits, allocated from inception through December 31, 2008 are as follows:

	First closing	Second closing	Third closing
	November 29, 1993	January 28, 1994	May 25, 1994
Low-income Tax Credits:
Tax year ended December 31, 2008	$(16.59)	$(16.59)	$(16.59)
Tax year ended December 31, 2007	$—	$—	$—

Cumulative totals	$1,377.87	$1,375.59	$1,363.07

Registrant generated total Low-income Tax Credits from investments in Local Partnerships of approximately $1,363 to approximately $1,378 per Unit, depending on the closing date (see above), net of circumstances which have given rise to recapture and notwithstanding future circumstances which may give rise to recapture (see Part I, Item 2 - Properties and Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein), through December 31, 2008.  The Ten Year Credit Period with respect to all of the Properties was fully exhausted as of December 31, 2006.  The Compliance Period of all but one of the Local Partnerships will have expired as of December 31, 2009, with the remaining Local Partnership’s Compliance Period expiring as of December 31, 2010.  Registrant is instructing the Local General Partners of the Local Partnerships that have reached the end of their Compliance Period to commence a sale process to dispose of the Properties, and intends to so instruct the Local General Partners of the remaining Local Partnerships upon the expiration of their respective Compliance Periods.  In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s Local Partnership Interests.  It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

As used herein, the term Registrant refers to Series I of American Tax Credit Trust, a Delaware statutory business trust.  References to any right, obligation, action, asset or liability of Series I mean such right, obligation, action, asset or liability of Registrant in connection with Series I.

Capital Resources and Liquidity

Registrant admitted beneficial owners (the “Beneficial Owners”) in three closings with aggregate Beneficial Owners’ capital contributions of $18,654,000.  In connection with the offering of the sale of units (the “Units”) of beneficial ownership, Registrant incurred organization and offering costs of approximately $2,331,000 and established a working capital reserve of approximately $1,287,000. The remaining net proceeds of approximately $15,036,000 (the “Net Proceeds”) were available to be applied to the acquisition of limited partner interests (the “Local Partnership Interests”) in local partnerships (the “Local Partnerships”) which own low-income multifamily residential complexes (the “Property” or “Properties”) that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  The Net Proceeds were utilized in acquiring a Local Partnership Interest in ten Local Partnerships.

As of March 30, 2009, Registrant has unrestricted cash and cash equivalents of $1,461,329, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships.  Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.  In addition, although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property, Registrant may be entitled to sales proceeds of certain Local Partnerships’ Properties.  As of March 30, 2008, Registrant’s investments in bonds represented corporate bonds of $60,021 which matured and/or were sold in June 2008.

During the year ended March 30, 2009, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses.  Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $179,000 during the year ended March 30, 2009 (which includes a net unrealized loss on investments in bonds of approximately $1,000).

During the year ended March 30, 2009, the investment in local partnerships increased as a result of Registrant’s equity in the Local Partnerships’ net income for the year ended December 31, 2008 of $79,327, partially offset by cash distributions received from Local Partnerships of $55,440 (excluding distributions of $750 classified as other income from local partnerships).  Payable to manager and affiliates in the accompanying balance sheet as of March 30, 2009 represents deferred management fees.

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

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Registrant’s operations for the years ended March 30, 2009, 2008 and 2007 resulted in net losses of $151,904, $428,175 and $317,604, respectively.  The decrease in net loss from fiscal 2008 to fiscal 2009 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $328,000, offset by a decrease in interest revenue of approximately $55,000.  The increase in net loss from fiscal 2007 to fiscal 2008 is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $77,000 and a decrease in interest revenue of approximately $22,000.  Equity in loss of investment in local partnerships has fluctuated over the last three years as a result of (i) Registrant adjusting the Local Partnership Carrying Value in connection with its investments in certain Local Partnerships as reflected in Note 5 to the financial statements, (ii) fluctuations in the nonrecognition of losses in accordance with the equity method of accounting, (iii) voluntary advances made to a certain Local Partnership that were written off as additional equity in loss of investment in local partnerships and (iv) changes in the net operating results of those Local Partnerships in which Registrant continued to have an investment balance.

The Local Partnerships’ net income of approximately $32,000 for the year ended December 31, 2008 includes depreciation and amortization expense of approximately $1,120,000 and interest on non-mandatory debt of approximately $399,000, and does not include principal payments on permanent mortgages of approximately $455,000.  The net income also includes approximately $700,000 of income recorded by Creative Choice Homes VII, Ltd. (“Creative Choice”) resulting from a reduction in accrued expenses to an affiliate; such expenses were accrued in a prior year in connection with damages resulting from a major hurricane.  The Local Partnerships’ net loss of approximately $1,178,000 for the year ended December 31, 2007 includes depreciation and amortization expense of approximately $1,138,000 and interest on non-mandatory debt of approximately $394,000, and does not include principal payments on permanent mortgages of approximately $388,000.   The Local Partnerships’ net loss of approximately $2,752,000 for the year ended December 31, 2006 includes depreciation and amortization expense of approximately $1,101,000, loss from impairment of long lived assets of approximately $1,646,000 (see discussion below) and interest on non-mandatory debt of approximately $362,000, and does not include principal payments on permanent mortgages of approximately $462,000.  The results of operations of the Local Partnerships for the year ended December 31, 2008 are not necessarily indicative of the results that may be expected in future periods.

The Properties are subject to evaluation for the existence of permanent impairment under applicable accounting guidelines, whereby the carrying value of the real property may be adjusted downward based on results of operations and other circumstances.  As a result of such evaluation, the statements of operations of the Local Partnerships reflected in Note 5 to the audited financial statements of Registrant include loss from impairment for the years ended December 31, 2006 of $1,645,703 and in connection with Creative Choice.

Local Partnership Matters

Registrant's primary objective has been to provide Low-income Tax Credits to the Beneficial Owners.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period.  Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements.  The Compliance Period of all but one of the Local Partnerships will have expired as of December 31, 2009, with the remaining Local Partnership’s Compliance Period expiring as of December 31, 2010.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is instructing the Local General Partners of all Local Partnerships that have reached the end of their Compliance Period to commence a sale process to dispose of the Properties, and intends to so instrust the Local General Partners of the remaining Local Partnerships upon the expiration of their respective Compliance Periods.  In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s Local Partnership Interests.  It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  Registrant intends to dissolve after the final disposition of its Local Partnership Interests.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

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

The Local Partnerships have various financing structures which include (i) required debt service payments (“Mandatory Debt Service”) and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies (“Non-Mandatory Debt Service or Interest”).  During the year ended December 31, 2008, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service.  Most of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships’ operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees.  However, as discussed below, certain Local Partnerships’ operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.  Registrant has no legal obligation to fund any such deficits.

One of the two buildings owned by Edgewood Manor Associates, L.P. (“Edgewood”) was taken out of service in 2008, prior to end of its Compliance Period, resulting in the recapture of Low-income Tax Credits and interest under Section 42 of the Internal Revenue Code in the amount of approximately $16.59 per Unit for those holding Units as of such date.  In addition, Edgewood incurred an operating deficit of approximately $147,000 for the year ended December 31, 2008.  Edgewood is currently in default under the terms of its first mortgage and a default has been declared by the lender; delinquent payments of principal, interest and certain fees represent a cumulative arrearage of approximately $21,000 as of June 2009.  Registrant has made cumulative voluntary advances of $90,000 to Edgewood to fund operating deficits as of March 30, 2009, none of which was advanced during the year then ended.  Registrant’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005 and voluntary advances made by Registrant were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.  Edgewood had generated approximately $19.10 per Unit per year to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2004.  The Compliance Period for Edgewood expired on December 31, 2008.

St. Christopher's Associates, L.P. V (“St. Christopher”) incurred an operating deficit of approximately $92,000 for the year ended December 31, 2008 and has a remaining operating reserve of approximately $103,000 as of December 31, 2008.  St. Christopher withdrew approximately $44,000 from its operating reserve during the year ended December 31, 2008 to fund operating deficits.  There is no Mandatory Debt Service and the Local General Partner of St. Christopher represents that payments on the real estate taxes are current.  Registrant’s investment balance in St. Christopher, after cumulative equity losses, became zero during the year ended March 30, 2004.  The Compliance Period for St. Christopher has expired.

Vision Limited Dividend Housing Association Limited Partnership (“Vision”) incurred an operating deficit of approximately $29,000 for the year ended December 31, 2008.  The Local General Partner of Vision represents that payments on the mortgage and real estate taxes are current.  Registrant’s investment balance in Vision, after cumulative equity losses, became zero during the year ended March 30, 2005.  Vision generated approximately $130.3 per Unit to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2006.  The Compliance Period for Vision expires on December 31, 2010.

Inflation

Inflation is not expected to have a material adverse impact on Registrant’s operations.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Contractual Obligations

As of March 30, 2009, Registrant has the following contractual obligations (payments due by period):

	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years

Other Long Term Liabilities:
Interest Payable (1)	$3,008	$3,008	$—	$—	$—

Payable to Manager and Affiliates (2)	826,034	826,034	—	—	—

	$829,042	$829,042	$—	$—	$—

(1)	As a result of ongoing operating deficits of St. Christopher, such amount is expected to be paid within one year.

(2)
Management Fees are due to an affiliate of the Manager and are payable on an annual basis.  However, a portion of such fees has been deferred and accrued annually.  Although such amount is due within one year, the full amount is not expected to be paid within such time.

Off - Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires Registrant to make certain estimates and assumptions.  A summary of significant accounting policies is provided in Note 1 to the accompanying financial statements.  The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations.  Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the accompanying financial statements.

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

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 - Revised, “Consolidation of Variable Interest Entities” (“FIN 46(R)”), because Registrant is not considered the primary beneficiary.  Registrant’s balance in investment in local partnerships, plus the risk of recapture of tax credits previously recognized on certain of such investments, represents the maximum exposure to loss in connection with such investments.  Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the Local General Partners and their guarantees against credit recapture.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which interprets Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”).  FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Earlier proposed interpretations of SFAS 109 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.

Because Registrant is a pass-through entity and is not required to pay income taxes, FIN 48 does not currently have any impact on its financial statements.  On December 30, 2008, the FASB issued Financial Staff Position (“FSP”) No. FIN 48-3: Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which defers the effective date of FIN 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008. The deferred effective date is intended to give the Board additional time to develop guidance on the application of FIN 48 by pass-through entities and not-for-profit organizations.  Registrant may modify its disclosures if the FASB’s guidance regarding application of FIN 48 to pass-through entities changes and is extended to public enterprises.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  Accordingly, SFAS 157 does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  Registrant adopted SFAS 157 effective March 31, 2008.  On February 6, 2008 the FASB approved the Financial Staff Position (“FSP”) that defers the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on Registrant’s financial position, results of operations or cash flows.

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

Financial assets accounted for at fair value on a recurring basis as of March 30, 2009 are cash and cash equivalents and restricted cash of $1,461,329 and $3,008, respectively, as reflected in the accompanying balance sheet.  These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  On March 31, 2008, Registrant adopted SFAS 159 and elected not to apply the provisions of SFAS 159 to its eligible financial assets and financial liabilities on the date of adoption.  Accordingly, the initial application of SFAS 159 had no effect on Registrant’s financial statements.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

On December 4, 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized.  SFAS 141R is effective for fiscal years ending after December 15, 2008.  Registrant is currently evaluating the impact of the adoption of SFAS 141R on its financial statements.  However, Registrant does not expect SFAS 141R to have a material impact on its financial position or results of operations.

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 shall be applied prospectively.  SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008.  However, Registrant does not expect SFAS 160 to have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The current hierarchy of GAAP is set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  SFAS 162 is effective 60 days following the Securities and Exchange Commission's (the “SEC”) approval of the Public Company Accounting Oversight Board’s proposed amendments to SAS 69.  Registrant is currently evaluating the impact of SFAS 162 on its financial statements, but does not believe that the adoption of SFAS 162 will have a material effect on its financial condition or results of operations since SFAS 162 does not directly impact the accounting principles applied in the preparation of Registrant’s financial statements.

In November 2008, the Emerging Issues Task Force (“EITF”) issued EITF No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method.  EITF 08-6 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  EITF 08-6 shall be applied prospectively with early application prohibited.  The impact of adopting EITF 08-6 is not expected to have a material impact on Registrant’s financial condition or results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  The FSP amends SFAS No. 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a Variable Interest Entity, to provide additional disclosures about their involvement with Variable Interest Entities.  The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE.  Registrant adopted the FSP effective December 2008; such adoption has not had an impact on Registrant’s financial statements.

In April 2009, the FASB issued FSP 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  The FSP is effective for Registrant as of June 30, 2009 and will not impact Registrant’s financial condition or results of operations.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for Registrant as of June 30, 2009.  The adoption of SFAS 165 is not expected to have a material impact on Registrant’s financial condition or results of operations.

Item7A.	Quantitative and Qualitative Disclosure about Market Risk.

None.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 8.	Financial Statements and Supplementary Data.

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Manager and Beneficial Owners
American Tax Credit Trust, a Delaware statutory business trust Series I

We have audited the accompanying balance sheets of American Tax Credit Trust, a Delaware statutory business trust Series I (the “Trust”) as of March 30, 2009 and 2008, and the related statements of operations, changes in owners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2009.  These financial statements are the responsibility of the Trust's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  As of and for the years ended March 30, 2009, 2008 and 2007, we did not audit the financial statements of certain investee partnerships, which investments represent $0 in total assets as of March 30, 2009 and 2008 and $0, $0 and $5,828, respectively, of total losses for the years ended March 30, 2009, 2008 and 2007.  Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investee partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Trust has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits, and the reports of the other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Trust, a Delaware statutory business trust Series I as of March 30, 2009 and 2008, and the results of its operations, changes in owners’ equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/Reznick Group, P.C.

Bethesda, Maryland
June 29, 2009

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
BALANCE SHEETS
MARCH 30, 2009 AND 2008

	Notes	2009	2008

ASSETS

Cash and cash equivalents	3,9	$1,461,329	$1,580,225
Restricted cash	3,5,9	3,008	9,235
Investments in bonds	4,9		60,021
Investment in local partnerships	5,8	2,077,806	2,053,919
Interest receivable	9		1,691

		$3,542,143	$3,705,091

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$39,880	$46,011
Payable to manager and affiliates	6,8	826,034	823,817
Interest payable	5,9	3,008	9,235

		868,922	879,063

Commitments and contingencies	5,8

Owners' equity (deficit)	2,4

Manager		(137,150)	(135,631)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)		2,810,371	2,960,756
Accumulated other comprehensive income, net			903

		2,673,221	2,826,028

		$3,542,143	$3,705,091

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 30, 2009, 2008 AND 2007

	Notes	2009	2008	2007

REVENUE

Interest		$15,736	$70,435	$92,139
Other income from local partnerships	5	750

TOTAL REVENUE		16,486	70,435	92,139

EXPENSES

Management fee - affiliate	6,8	192,141	192,141	192,141
Professional fees		51,333	42,819	38,458
Printing, postage and other		4,243	15,354	7,709

TOTAL EXPENSES		247,717	250,314	238,308

		(231,231)	(179,879)	(146,169)

Equity in income (loss) of investment in local partnerships	5	79,327	(248,296)	(171,435)

NET LOSS		(151,904)	(428,175)	(317,604)

Other comprehensive loss, net	4	(903)	(1,792)	(3,453)

COMPREHENSIVE LOSS		$(152,807)	$(429,967)	$(321,057)

NET LOSS ATTRIBUTABLE TO	2

Manager		$(1,519)	$(4,282)	$(3,176)
Beneficial owners		(150,385)	(423,893)	(314,428)

		$(151,904)	$(428,175)	$(317,604)

NET LOSS per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)		$(8.06)	$(22.72)	$(16.86)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CHANGES IN OWNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2009, 2008 AND 2007

	Manager	Beneficial Owners	Accumulated Other Comprehensive Income (Loss), Net	Total

Owners' equity (deficit), March 30, 2006	$(128,173)	$3,699,077	$6,148	$3,577,052

Net loss	(3,176)	(314,428)		(317,604)

Other comprehensive loss, net			(3,453)	(3,453)

Owners' equity (deficit), March 30, 2007	(131,349)	3,384,649	2,695	3,255,955

Net loss	(4,282)	(423,893)		(428,175)

Other comprehensive loss, net			(1,792)	(1,792)

Owners' equity (deficit), March 30, 2008	(135,631)	2,960,756	903	2,826,028

Net loss	(1,519)	(150,385)		(151,904)

Other comprehensive loss, net			(903)	(903)

Owners' equity (deficit), March 30, 2009	$(137,150)	$2,810,371	$—	$2,673,221

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2009, 2008 AND 2007

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$11,042	$19,576	$93,110
Cash paid for
Management fee	(189,924)	(161,510)	(83,677)
Professional fees	(46,726)	(52,018)	(25,206)
Printing, postage and other expenses	(14,981)	(4,593)	(7,709)

Net cash used in operating activities	(240,589)	(198,545)	(23,482)

CASH FLOWS FROM INVESTING ACTIVITIES

Voluntary advances made to local partnerships		(45,000)	(45,000)
Distributions received from local partnerships	56,190	63,855	64,350
Transfer from restricted cash	6,227	53,400	4,806
Proceeds from maturities/redemptions and sales of bonds	59,276	64,000	138,000

Net cash provided by investing activities	121,693	136,255	162,156

Net increase (decrease) in cash and cash equivalents	(118,896)	(62,290)	138,674

Cash and cash equivalents at beginning of year	1,580,225	1,642,515	1,503,841

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,461,329	$1,580,225	$1,642,515

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net	$(903)	$(1,792)	$(3,453)

See reconciliation of net loss to net cash used in operating activities on page 24.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS - (Continued)
YEARS ENDED MARCH 30, 2009, 2008 AND 2007

	2009	2008	2007

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(151,904)	$(428,175)	$(317,604)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss (income) of investment in local partnerships	(79,327)	248,296	171,435
Distributions from local partnerships classified as other income	(750)
Amortization of net premium on investments in bonds		1,644	2,794
Gain on sale of bonds	(158)
Decrease in interest receivable	1,691	897	2,983
Increase (decrease) in accounts payable and accrued expenses	(6,131)	1,562	13,252
Increase in payable to manager and affiliates	2,217	30,631	108,464
Increase (decrease) in interest payable	(6,227)	(53,400)	(4,806)

NET CASH USED IN OPERATING ACTIVITIES	$(240,589)	$(198,545)	$(23,482)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2009, 2008 AND 2007

1.	Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Trust, a Delaware statutory business trust (the "Trust") was formed on February 4, 1993 under Chapter 38 of Title 12 of the Delaware Code.  There was no operating activity until admission of the investors (the “Beneficial Owners”) on November 29, 1993.  The Trust was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partner equity interests (the “Local Partnership Interests”) in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties.  Richman American Credit Corp. (the "Manager") was formed on April 5, 1993 to act as the Manager of the Trust.

On September 13, 1993, the Trust commenced the offering for sale of units of beneficial ownership (the "Units") to Beneficial Owners in one to twenty series ("Series I through Series XX"; each a "Series").  These notes and the accompanying financial statements are presented for Series I only.

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

The Trust does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 - Revised, “Consolidation of Variable Interest Entities” (“FIN 46(R)”) because the Trust is not considered the primary beneficiary.  The Trust's balance in investment in local partnerships, plus the risk of recapture of tax credits previously recognized on certain of such investments, represents the maximum exposure to loss in connection with such investments.  The Trust's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the local general partners (the “Local General Partners”) and their guarantees against credit recapture.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

1.	Organization, Purpose and Summary of Significant Accounting Policies (continued)

Advances and additional capital contributions (collectively the “Advances”) that are not required under the terms of the Local Partnerships’ partnership agreements but which are made to the Local Partnerships are recorded as investment in local partnerships.  Certain Advances are considered by the Trust to be voluntary loans to the respective Local Partnerships and the Trust may be reimbursed at a future date to the extent such Local Partnerships generate distributable cash flow or receive proceeds from sale or refinancing.  The Trust recognizes additional equity in loss of investment in local partnerships to the extent of such Advances.

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

Premiums and discounts on investments in bonds are amortized (accreted) using the effective yield method over the life of the investment.  Amortized premiums offset interest revenue, while the accretion of discounts and zero coupon bonds are included in interest revenue.  Realized gain (loss) on redemptions or sales of investments in bonds are included in, or offset against, interest revenue on the basis of the adjusted cost of each specific investment redeemed or sold.  All such investments have matured and/or been redeemed or sold as of March 30, 2009.

Interest on Capital Contributions Payable to Local Partnerships

Pursuant to agreements with certain Local Partnerships, interest is accrued on certain installments of capital contributions.  Such amounts are recorded as a liability and an offset to interest revenue.

Income Taxes

No provision for income taxes has been made because all income and losses are allocated to the owners for inclusion in their respective tax returns.  In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes" (“SFAS 109”), the Trust has included in Note 7 disclosures related to differences in the financial and tax bases of accounting.  In June 2006, the FASB issued FIN No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS 109.  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be to be realized.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period.  As required, the Trust adopted FIN 48 effective March 31, 2008 and concluded that the effect is not material to its financial statements.  Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

1.	Organization, Purpose and Summary of Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  Accordingly, SFAS 157 does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Trust adopted SFAS 157 effective March 31, 2008.  On February 6, 2008 the FASB approved the Financial Staff Position (“FSP”) that defers the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Trust’s financial position, results of operations or cash flows.

The Trust adopted SFAS 157 as of March 31, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities.  Nonrecurring nonfinancial assets and liabilities for which the Trust has not applied the provisions of SFAS 157 include investment in local partnerships, which is accounted for under the equity method of accounting.

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

Financial assets accounted for at fair value on a recurring basis as of March 30, 2009 are cash and cash equivalents and restricted cash of $1,461,329 and $3,008, respectively, as reflected in the accompanying balance sheet.  These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The current hierarchy of GAAP is set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  SFAS 162 is effective 60 days following the Securities and Exchange Commission's (the “SEC”) approval of the Public Company Accounting Oversight Board’s proposed amendments to SAS 69.  The Trust is currently evaluating the impact of SFAS 162 on its financial statements, but does not believe that the adoption of SFAS 162 will have a material effect on its financial condition or results of operations since SFAS 162 does not directly impact the accounting principles applied in the preparation of the Trust’s financial statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

1.	Organization, Purpose and Summary of Significant Accounting Policies (continued)

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  The FSP amends SFAS No. 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a Variable Interest Entity, to provide additional disclosures about their involvement with Variable Interest Entities.  The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE.  The Trust adopted the FSP effective December 2008; such adoption has not had an impact on the Trust’s financial statements.

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

3.	Cash and Cash Equivalents and Restricted Cash

As of March 30, 2009, the Trust has cash and cash equivalents and restricted cash in the aggregate of $1,464,337 held in interest bearing accounts.  Of such amount, approximately $1,462,000 is held in a financial institution in which such amount is invested in a portfolio of securities that are direct obligations of the U.S. Treasury and are backed by the full faith and credit of the United States of America.  Approximately $2,000 is held in a financial institution insured by the Securities Investor Protection Corporation (“SIPC”).  Such accounts have coverage which is limited to $500,000; while SIPC provides insurance for funds which are misappropriated, it does not insure amounts which may be lost as a result of changes in market conditions.

4.	Investments in Bonds

The Trust carries its investments in bonds as available-for-sale because such investments are used to facilitate and provide flexibility for the Trust's obligations, including the providing of voluntary operating advances resulting from circumstances that may arise in connection with the Local Partnerships.  Investments in bonds are reflected in the accompanying balance sheets at estimated fair value.  All such investments have matured and/or been redeemed or sold as of March 30, 2009.

As of March 30, 2008, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Corporate debt securities
Within one year	$56,000	$533	$—	$56,533
After one year through five years	3,118	370	—	3,488
	$58,118	$903	$—	$60,021

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

5.	Investment in Local Partnerships

As of March 30, 2009, the Trust owns a 98.9%-99% Local Partnership Interest in the following Local Partnerships:

1.	ACP Housing Associates, L.P.;
2.	Creative Choice Homes VII, Ltd. (“Creative Choice”);
3.	Edgewood Manor Associates, L.P. (“Edgewood”);
4.	Ledge/McLaren Limited Partnership;
5.	Penn Apartment Associates;
6.	SB-92 Limited Partnership;
7.	St. Christopher's Associates, L.P. V;
8.	St. John Housing Associates, L.P. (“St. John Housing”);
9.	Starved Rock - LaSalle Manor Limited Partnership (“Starved Rock”); and
10.	Vision Limited Dividend Housing Association Limited Partnership.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the “Compliance Period”).  The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations.  Under the terms of each of the Local Partnership’s partnership agreements, the Trust has committed to make capital contribution payments in the aggregate amount of $14,831,864, which includes Advances made to a certain Local Partnership and all of which has been paid as of March 30, 2009.  Restricted cash in the accompanying balance sheet as of March 30, 2009 represents accrued interest of $3,008 on a previously outstanding capital contribution.  As of December 31, 2008 the Local Partnerships have outstanding mortgage loans payable totaling approximately $20,536,000 and accrued interest payable on such loans totaling approximately $3,738,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Trust’s investment balance in each Local Partnership; any such excess is applied to other partners' capital in any such Local Partnership (see Note 1).  The amount of such excess losses applied to other partners' capital was $47,615, $1,124,445, and $2,595,108 for the years ended December 31, 2008, 2007 and 2006, respectively, as reflected in the combined statements of operations of the Local Partnerships herein Note 5.

As a result of management’s assessment of the carrying value of the investment in local partnerships under applicable accounting guidelines (see Note 1), the Trust reduced its investment in certain Local Partnerships by $206,098 and $42,350 for the years ended March 30, 2008 and 2007, respectively.  Such losses are included in equity in loss of investment in local partnerships in the accompanying statements of operations of the Trust for the years indicated.

The Properties are subject to evaluation for the existence of permanent impairment under applicable accounting guidelines, whereby the carrying value of the real property may be adjusted downward based on results of operations and other events. As a result of such evaluation, the accompanying statement of operations of the Local Partnerships reflected herein Note 5 includes loss from impairment for the year ended December 31, 2006 of $1,645,703 in connection with Creative Choice.

Edgewood is in default under the terms of its first mortgage and a default has been declared by the lender; delinquent payments of principal, interest and certain fees represent a cumulative arrearage of approximately $21,000 as of June 2009.  During the years ended March 30, 2008 and 2007, Registrant made Advances of $45,000 to Edgewood to fund operating deficits; cumulative Advances as of March 30, 2009 and 2008 are $90,000.  Registrant’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005 and Advances made by Registrant were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

5.	Investment in Local Partnerships (continued)

Creative Choice reported net income for the year ended December 31, 2008 resulting from a reduction in accrued expenses to an affiliate of approximately $700,000, which amount is included in interest and other revenue in the combined statement of operations of the Local Partnerships for the year ended December 31, 2008 herein Note 5.  Such expenses were accrued in a prior year in connection with damages resulting from a major hurricane.  Such adjustment to the accounts of Creative Choice had no impact on the financial statements of the Trust.  The Trust’s investment balance in Creative Choice, after cumulative equity losses, became zero during the year ended March 30, 2006.

The combined balance sheets of the Local Partnerships as of December 31, 2008 and 2007 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2008, 2007 and 2006 are reflected on pages 31 and 32, respectively.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

5.	Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of December 31, 2008 and 2007 are as follows:

	2008	2007

ASSETS

Cash and cash equivalents	$405,372	$324,274
Rents receivable	64,307	73,674
Escrow deposits and reserves	1,970,445	1,988,832
Land	1,213,303	1,213,303
Buildings and improvements (net of accumulated depreciation of $15,616,658 and $15,119,286)	19,210,075	19,601,674
Intangible assets (net of accumulated amortization of $179,500 and $165,245)	252,480	266,735
Other assets	477,214	541,385

	$23,593,196	$24,009,877

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,062,470	$1,326,147
Due to related parties	2,280,137	2,284,389
Mortgage loans	20,535,639	20,995,728
Notes payable	100,000	100,000
Accrued interest	3,738,421	3,397,891
Other liabilities	397,886	403,097

	28,114,553	28,507,252
Partners' equity (deficit)

American Tax Credit Trust, Series I
Capital contributions, net of distributions	13,909,607	13,965,047
Cumulative loss	(10,163,854)	(10,243,181)

	3,745,753	3,721,866
General partners and other limited partners
Capital contributions, net of distributions	472,833	473,393
Cumulative loss	(8,739,943)	(8,692,634)

	(8,267,110)	(8,219,241)

	(4,521,357)	(4,497,375)

	$23,593,196	$24,009,877

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

5.	Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

REVENUE

Rental	$4,381,951	$4,339,971	$4,138,282
Interest and other	1,041,420	201,100	216,516

TOTAL REVENUE	5,423,371	4,541,071	4,354,798

EXPENSES

Administrative	1,023,796	1,072,012	1,040,257
Utilities	856,384	865,125	830,845
Operating and maintenance	1,095,304	1,278,158	1,115,652
Taxes and insurance	555,088	584,747	549,679
Financial	741,004	781,769	823,071
Depreciation and amortization	1,119,777	1,137,709	1,101,322
Loss from impairment of long-lived assets	—	—	1,645,703

TOTAL EXPENSES	5,391,353	5,719,520	7,106,529

NET LOSS	$32,018	$(1,178,449)	$(2,751,731)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Trust, Series I	$79,327	$(42,198)	$(129,085)
General partners and other limited partners (includes $47,615, $1,124,445 and $2,595,108 of Trust loss in excess of investment)	(47,309)	(1,136,251)	(2,622,646)

	$32,018	$(1,178,449)	$(2,751,731)

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

5.	Investment in Local Partnerships (continued)

Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 2009 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2008	Investments (voluntary advances) during the year ended March 30, 2009	Trust's equity in income for the year ended December 31, 2008		Adjustment to carrying value during the year ended March 30, 2009	Cash distributions received during the year ended March 30, 2009 (2)	Investment in Local Partnership balance as of March 30, 2009

ACP Housing Associates, L.P.	$—	$—	$—	(1)	$—	$—	$—

Creative Choice Homes VII, Ltd.	—	—	—	(1)	—	—	—

Edgewood Manor Associates, L.P.	—	—	—	(1)	—	—	—

Ledge/McLaren Limited Partnership	—	—	—	(1)	—	—	—

Penn Apartment Associates	—	—	—	(1)	—	—	—

SB-92 Limited Partnership	—	—	—	(1)	—	—	—

St. Christopher’s Associates, L.P. V	—	—	—	(1)	—	—	—

St. John Housing Associates, L.P.	2,053,919	—	79,327		—	(55,440)	2,077,806

Starved Rock - LaSalle Manor Limited Partnership	—	—	—	(1)	—	—	—

Vision Limited Dividend Housing Association Limited Partnership	—	—	—	(1)	—	—	—

	$2,053,919	$—	$79,327		$—	$(55,440)	$2,077,806

(1)	Additional equity in loss of investment is not allocated to the Trust until equity in income is earned or additional investment is made by the Trust
(2)	The total excludes $750 of distributions received classified as other income from local partnerships.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

5.	Investment in Local Partnerships (continued)

Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 2008 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2007	Investments (voluntary advances) during the year ended March 30, 2008	Trust's equity in income (loss) for the year ended December 31, 2007		Adjustment to carrying value during the year ended March 30, 2008 (1)	Cash distributions received during the year ended March 30, 2008	Investment in Local Partnership balance as of March 30, 2008

ACP Housing Associates, L.P.	$—	$—	$—	(3)	$—	$—	$—

Creative Choice Homes VII, Ltd.	—	—	—	(3)	—	—	—

Edgewood Manor Associates, L.P.	—	45,000	(45,000	) (2)	—	—	—

Ledge/McLaren Limited Partnership	—	—	—	(3)	—	—	—

Penn Apartment Associates	—	—	—	(3)	—	—	—

SB-92 Limited Partnership	—	—	—	(3)	—	—	—

St. Christopher’s Associates, L.P. V	—	—	—	(3)	—	—	—

St. John Housing Associates, L.P.	2,085,812	—	31,962		—	(63,855)	2,053,919

Starved Rock - LaSalle Manor Limited Partnership	235,258	—	(29,160)		(206,098)	—	—

Vision Limited Dividend Housing Association Limited Partnership	—	—	—	(3)	—	—	—

	$2,321,070	$45,000	$(42,198)		$(206,098)	$(63,855)	$2,053,919

(1)	The Trust has adjusted an investment’s carrying value in accordance with applicable accounting guidelines.
(2)	The Trust’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(3)	Additional equity in loss of investment is not allocated to the Trust until equity in income is earned or additional investment is made by the Trust.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

5.	Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2008 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

ACP Housing Associates, L.P.	$1,467,056	$14,000	$2,505,364	$(856,670)
Creative Choice Homes VII, Ltd.	1,567,443	500,000	4,137,851	(1,625,182)
Edgewood Manor Associates, L.P.	1,817,774	—	8,551	—
Ledge/McLaren Limited Partnership	420,132	123,673	695,545	(289,095)
Penn Apartment Associates	963,000	13,357	1,832,106	(706,678)
SB-92 Limited Partnership	3,000,308	73,000	4,518,906	(1,891,074)
St. Christopher’s Associates, L.P. V	2,180,000	31,829	2,863,993	(1,868,899)
St. John Housing Associates, L.P.	3,621,846	74,800	8,279,308	(3,534,491)
Starved Rock – LaSalle Manor Limited Partnership	1,960,226	202,845	3,019,829	(1,101,313)
Vision Limited Dividend Housing Association Limited Partnership	3,537,854	179,799	6,965,280	(3,743,256)

	$20,535,639	$1,213,303	$34,826,733	$(15,616,658)

Property information for each Local Partnership as of December 31, 2007 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

ACP Housing Associates, L.P.	$1,471,944	$14,000	$2,505,364	$(796,403)
Creative Choice Homes VII, Ltd.	1,646,281	500,000	4,137,851	(2,120,703)
Edgewood Manor Associates, L.P.	1,817,774	—	8,551	—
Ledge/McLaren Limited Partnership	425,492	123,673	695,545	(267,543)
Penn Apartment Associates	963,000	13,357	1,824,356	(661,282)
SB-92 Limited Partnership	3,020,460	73,000	4,497,938	(1,717,214)
St. Christopher’s Associates, L.P. V	2,180,000	31,829	2,861,952	(1,756,438)
St. John Housing Associates, L.P.	3,776,802	74,800	8,279,308	(3,328,286)
Starved Rock – LaSalle Manor Limited Partnership	1,972,046	202,845	2,944,815	(997,734)
Vision Limited Dividend Housing Association Limited Partnership	3,721,929	179,799	6,965,280	(3,473,683)

	$20,995,728	$1,213,303	$34,720,960	$(15,119,286)

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

5.	Investment in Local Partnerships (continued)

The summary of property activity during the year ended December 31, 2008 is as follows:

	Balance as of December 31, 2007	Net change during the year ended December 31, 2008	Balance as of December 31, 2008

Land	$1,213,303	$—	$1,213,303
Buildings and improvements	34,720,960	105,773	34,826,733
	35,934,263	105,773	36,040,036
Accumulated depreciation	(15,119,286)	(497,372)	(15,616,658)
	$20,814,977	$(391,599)	$20,423,378

The Partnership’s investment in St. John Housing represents more then 20% of the Partnership’s total assets as of March 30, 2009 and 2008 and the equity in income recognized by the Partnership for the year ended March 30, 2009 in connection with St. John Housing represents more than 20% of the Partnership’s net loss for such period.  The following financial information represents certain balance sheet and operating statement data of St. John Housing as of and for the years ended December 31, 2008 and 2007:

	2008	2007

Total assets	$5,996,231	$6,130,296

Total liabilities	$3,931,568	$4,089,761

Revenue	$1,313,998	$1,210,919

Net income	$80,128	$32,285

The equity in loss recognized by the Partnership for the year ended March 30, 2008 in connection with Starved Rock represents more than 20% of the Partnership’s net loss for such period.  The following financial information represents certain balance sheet and operating statement data of Starved Rock as of and for the year ended December 31, 2007:

Total assets	$2,602,874

Total liabilities	$2,212,039

Revenue	$408,261

Net loss	$(29,455)

6.	Transactions with Manager and Affiliates

For the years ended March 30, 2009, 2008 and 2007, the Trust paid and/or incurred the following amounts to the Manager and/or affiliates in connection with services provided to the Trust:

	2009		2008		2007
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Management fee (see Note 8)	$189,924	$192,141	$161,510	$192,141	$83,677	$192,141

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

7.	Taxable Loss

A reconciliation of the financial statement net loss of the Trust for the years ended March 30, 2009, 2008 and 2007 to the tax return loss for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2009	2008	2007

Financial statement net loss for the years ended March 30, 2009, 2008 and 2007	$(151,904)	$(428,175)	$(317,604)

Add (less) net transactions occurring between
January 1, 2006 and March 30, 2006	—	—	(37,423)
January 1, 2007 and March 30, 2007	—	(36,415)	36,415
January 1, 2008 and March 30, 2008	(61,054)	61,054	—
January 1, 2009 and March 30, 2009	65,961	—	—

Adjusted financial statement net loss for the years ended December 31, 2008, 2007 and 2006	(146,997)	(403,536)	(318,612)

Adjustment to management fee pursuant to Internal Revenue Code Section 267	183,496	30,631	21,860

Differences arising from equity in loss of investment in local partnerships	(368,062)	(1,553,847)	(1,092,375)

Other income from local partnerships	(750)	—	—

Other differences	499	(99)	(137)

Tax return loss for the years ended December 31, 2008, 2007 and 2006	$(331,814)	$(1,926,851)	$(1,389,264)

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2008 and 2007 are as follows:

	2008	2007

Investment in local partnerships - financial reporting	$2,077,806	$2,053,919
Investment in local partnerships - tax	(2,671,498)	(2,326,573)

	$4,749,304	$4,380,492

Payable to manager and affiliates in the accompanying balance sheets represents accrued management fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

8.	Commitments and Contingencies

Pursuant to the Trust Agreement, the Trust incurs an annual management fee (the “Management Fee”) payable to the Manager for its services in connection with the management of the affairs of the Trust.  The annual Management Fee is equal to 0.5% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties.  The Trust incurred a Management Fee of $192,141 for each of the years ended March 30, 2009, 2008 and 2007.  Unpaid Management Fees in the amount of $826,034 and $823,817 are recorded as payable to manager and affiliates in the accompanying balance sheets as of March 30, 2009 and 2008, respectively.

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

The estimated fair value of the Trust’s financial instruments as of March 30, 2009 and 2008 are disclosed elsewhere in the financial statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

10.	Quarterly Financial Information - Unaudited

The following is a summary of results of operations for each of the four quarters for the years indicated:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2009

Total revenue	$7,466	$6,218	$2,515	$287

Expenses	(60,585)	(58,845)	(62,039)	(66,248)

Equity in income (loss) of investment in local partnerships	59,097	47,953	13,104	(40,827)

Net income (loss)	5,978	(4,674)	(46,420)	(106,788)

Net income (loss) per unit of beneficial ownership interest	.32	(.25)	(2.46)	(5.67)

2008

Total revenue	$23,121	$19,720	$16,460	$11,134

Expenses	(57,892)	(57,591)	(62,643)	(72,188)

Equity in income (loss) of investment in local partnerships	(62,250)	12,295	13,062	(211,403)

Net loss	(97,021)	(25,576)	(33,121)	(272,457)

Net loss per unit of beneficial ownership interest	(5.15)	(1.36)	(1.75)	(14.46)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager concluded that Registrant’s disclosure controls and procedures were effective as of March 30, 2009.

Item 9A(T).	Management’s Annual Report on Internal Control over Financial Reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of March 30, 2009.

This Annual Report does not include an attestation report of Registrant’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by Registrant’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit Registrant to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 30, 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Registrant has no officers or directors.  The Manager manages Registrant's affairs and has general responsibility and authority in all matters affecting its business.  The executive officers and director of the Manager are:

Served in present
Name	capacity since [1]	Position held

Richard Paul Richman	May 10, 1993	Director
David A. Salzman	February 1, 2001	President
James Hussey	January 20, 2009	Vice President and Treasurer
Gina K. Dodge	May 10, 1993	Secretary
Charles L. Krafnick	February 1, 2003	Assistant Treasurer

1 Director holds office until his successor is elected and qualified.  All officers serve at the pleasure of the Director.

Richard Paul Richman, age 61, is the sole Director of the Manager.  Mr. Richman is the Chairman and a stockholder of Richman Group.  Mr. Richman is involved in the syndication, development and management of residential property.  Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of the Manager and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of the Manager and the general partner of Wilder Richman Historic Properties II, L.P., the director of Richman Tax Credit Properties Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties L.P., the director of Richman Tax Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties II L.P. and the director of Richman Housing Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties III L.P.

David A. Salzman, age 48, is the President of the Manager and is a stockholder and the President of Richman Group.  Mr. Salzman has been employed by Richman Group or an affiliate since 1986 and is responsible for the acquisition of residential real estate for syndication for Richman Group.

James Hussey, age 48, is a Vice President and Treasurer of the Manager.  Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the syndication and finance operations of Richman Group.  In addition, Mr. Hussey is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of the Manager.  Mr. Hussey’s is engaged primarily in the partnership management and finance operations of RAM.  Prior to joining RAM, Mr. Hussey, a Certified Public Accountant, was the Chief Financial Officer of WCI Communities Inc. NE Region and Spectrum Communities, LLC.  From 1989 to 1998, Mr. Hussey held various positions with Center Development Corp, a developer of affordable housing in the New York metropolitan area.

Gina K. Dodge, age 53, is the Secretary of the Manager and a Vice President and the Secretary of Richman Group.  Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, Ms. Dodge is responsible for communications with investors.

Charles L. Krafnick, age 47, is the Assistant Treasurer of the Manager and is the Assistant Treasurer of Richman Group.  Mr. Krafnick has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group.  In addition, Mr. Krafnick is the Assistant Treasurer of RAM.  Mr. Krafnick's responsibilities in connection with RAM include various finance and partnership management functions.

Effective January 14, 2009, Neal Ludeke resigned his positions as Vice President and Treasurer of the Manager.

Registrant is not aware of any family relationship between the director and executive officers listed in this Item 10.

Registrant is not aware of the involvement in certain legal proceedings with respect to the director and executive officers listed in this Item 10.

Mr. Richman, Mr. Hussey and Mr. Krafnick serve on a committee that performs the functions of an audit committee on behalf of Registrant (the “Audit Committee”).  Mr. Richman is deemed to be an audit committee financial expert and is not independent of Registrant.

Item 10.  Directors and Executive Officers of the Registrant (continued).

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

Item 11.  Executive Compensation.

Registrant has no officers or directors.  Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of the Manager and did not pay any such compensation during the year ended March 30, 2009 or during the prior two fiscal years.  During the year ended March 30, 2009 and during the prior two fiscal years, the Manager did not pay any compensation to any of its officers or its director.  The director and certain officers of the Manager receive compensation from certain affiliates of the Manager for services performed for various affiliated entities which may include services performed for Registrant.

Under the terms of the Partnership Agreement, Registrant has entered into certain arrangements with the Manager and certain of its affiliates which provide for compensation to be paid to the Manager and certain of its affiliates.  See Notes 6 and 8 to the audited financial statements included in Item 8 - “Financial Statements and Supplementary Data” of this Annual Report.

Tabular information concerning salaries, bonuses and other types of compensation payable to executive officers has not been included in this Annual Report.  As noted above, Registrant has no executive officers.  The levels of compensation payable to the Manager and/or its affiliates is limited by the terms of the Partnership Agreement and may not be increased therefrom on a discretionary basis.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Two affiliates of Everest Properties, Inc., having the mailing address 199 S. Los Robles Avenue, Suite 200, Pasadena, California 91101, together own 2,214 Units, representing approximately 11.9% of all such Units.  As of December 31, 2008, no person or entity, other than the affiliates of Everest Properties, Inc. noted above, was known by Registrant to be the beneficial owner of more than five percent of the Units.

Neither the Manager nor the director or any officer of the Manager own any Units.  The majority owner of the Manager is Richard Paul Richman.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons

The Manager and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 6 and 8 to the audited financial statements included in Item 8 - "Financial Statements and Supplementary Data” herein.  Such fees continue to be incurred by Registrant during the fiscal year ending March 30, 2010.

The taxable loss generated by Registrant during the years ended December 31, 2008 and 2007 allocated to the Manager was $3,318 and $19,270, respectively

Review, Approval or Ratification of Transactions with Related Parties

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

Indebtedness of Management

No officer or director of the Manager or any affiliate of the foregoing was indebted to Registrant at any time during the fiscal years ended March 30, 2009 and 2008.

Item 14.  Principal Accountant Fees and Services.

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered for the years ended March 30, 2009 and 2008:

	2009	2008

Audit Fees	$24,000	$28,500
Audit-Related Fees	—	—
Tax Fees	$8,000	$5,000
All Other Fees	—	—

Audit fees consist of fees for the annual audit and review of Registrant’s financial statements and assistance with and review of documents filed with the SEC.  Tax fees generally represent fees for annual tax return preparation.  There were no other accounting fees incurred by Registrant in fiscal 2009 and 2008.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee.

The Audit Committee approved all fiscal 2009 and 2008 principal accountant fees and services.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedules and Exhibits

(1)  Financial Statements

See Item 8 - "Financial Statements and Supplementary Data."

(2)  Financial Statement Schedules

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or notes thereto.

(3)  Exhibits

Incorporated by
Exhibit		Reference to

4.1	Fourth Amended and Restated Agreement of Trust of Registrant	Appendix A to Registrant’s Prospectus filed September 21, 1993 (File No. 33-58032)

10.1	Credit Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.2	Security and Pledge Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.3	Cash Collateral Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.4	Promissory Note dated December 27, 1993 from Trust to Citibank N.A.	Exhibit 10.4 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.5	Tri-Party Agreement dated as of December 27, 1993 between Trust, Citibank N.A. and United States Trust Company of New York	Exhibit 10.5 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.6	ACP Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-24600)

10.7	Creative Choice Homes VII, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1994 (File No. 0-24600)

10.8	Edgewood Manor Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)

10.9	Ledge / McLaren Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1994 (File No. 0-24600)

Incorporated by
Exhibit		Reference to

10.10	Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.7 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)

10.11	First Amendment to Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)

10.12	Second Amendment to Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.9 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)

10.13	SB-92 Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.14	St. Christopher's Associates, L.P. V Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended June 29, 1994 (File No. 33-58032)

10.15	St. John Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.7 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.16	Starved Rock - LaSalle Manor Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-24600)

10.17	Vision Limited Dividend Housing Association Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1994 (File No. 0-24600)

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

*99.1	Pages 11 through 21 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933

*99.2	Pages 26 through 48 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933

*99.3	Pages 63 through 65 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933

*99.4	Supplement No. 2 dated November 16, 1993 to Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933

*99.5	Supplement No. 3 dated November 23, 1994 to Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933

Incorporated by
Exhibit		Reference to

*99.6	Supplement No. 4 dated December 28, 1994 to Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933

99.7	Independent Auditor’s Report of ACP Housing Associates, L.P. as of and for the year ended December 31, 2004	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-24600)

99.8	Independent Auditors’ Report of Creative Choice Homes VII, Ltd. as of and for the year ended December 31, 2004	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-24600)

99.9	Report of Independent Registered Public Accounting Firm of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-24600)

99.10	Report of Independent Registered Public Accounting Firm of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.8 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-24600)

99.11	Audited Financial Statements of Creative Choice Homes VII, Ltd. as of and for the year ended December 31, 2005	Exhibit 99.9 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-24600)

99.12	Audited Financial Statements of St. John Housing Associates Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-24600)

99.13	Independent Auditors’ Report of Ledge/McLaren Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-24600)

99.14	Audited Financial Statements of St. John Housing Associates Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-24600)

99.15	Audited Financial Statements of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.13 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-24600)

*99.16	Deferred Fee Agreement between Registrant, the Manager and ML Fund Administrators Inc.

*Filed herewith.

(b) Exhibits

See (a)(3) above.

(c) Financial Statement Schedules

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

By: Richman American Credit Corp.,
The Manager

Dated: June 29, 2009	/s/David Salzman
David Salzman
Chief Executive Officer

Dated: June 29, 2009	/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Salzman	Chief Executive Officer of the Manager	June 29, 2009
(David Salzman)

/s/James Hussey	Chief Financial Officer of the Manager	June 29, 2009
(James Hussey)

/s/Richard Paul Richman	Director of the Manager	June 29, 2009
(Richard Paul Richman)