Form 10-Q
period 2009-06-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 2009-08-04
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2009

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

Yes  ☐   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐   Smaller Reporting Company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of August 4, 2009, there are 18,654 units of beneficial ownership interest outstanding.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
BALANCE SHEETS
(UNAUDITED)

	June 29, 2009	March 30, 2009

ASSETS

Cash and cash equivalents	$1,471,835	$1,461,329
Restricted cash		3,008
Investment in local partnerships	2,066,901	2,077,806

	$3,538,736	$3,542,143

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$13,747	$39,880
Payable to manager and affiliates	871,188	826,034
Interest payable		3,008

	884,935	868,922

Commitments and contingencies

Owners’ equity (deficit)

Manager	(137,344)	(137,150)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)	2,791,145	2,810,371

	2,653,801	2,673,321

	$3,538,736	$3,542,143

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 29, 2009 AND 2008
(UNAUDITED)

	2009	2008

REVENUE

Interest	$54	$6,716
Other income from local partnerships		750

TOTAL REVENUE	54	7,466

EXPENSES

Management fee	48,036	48,036
Professional fees	13,936	11,231
Printing, postage and other	738	1,318

TOTAL EXPENSES	62,710	60,585

	(62,656)	(53,119)

Equity in income of investment in local partnerships	43,236	59,097

NET INCOME (LOSS)	(19,420)	5,978

Other comprehensive loss, net		(903)

COMPREHENSIVE INCOME (LOSS)	$(19,420)	$5,075

NET INCOME (LOSS) ATTRIBUTABLE TO

Manager	$(194)	$60
Beneficial owners	(19,226)	5,918

	$(19,420)	$5,978

NET INCOME (LOSS) per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)	$(1.03)	$.32

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2009 AND 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received (paid)	$(2,954)	$7,979
Cash paid for
management fee	(2,882)	(1,441)
professional fees	(38,218)	(2,678)
printing, postage and other expenses	(2,589)	(840)

Net cash provided by (used in) operating activities	(46,643)	3,020

CASH FLOWS FROM INVESTING ACTIVITIES

Distributions received from local partnerships	60,233	56,190
Voluntary advances to local partnerships	(6,092)
Transfer from restricted cash	3,008	270
Proceeds from maturities/redemptions and sales of investments in bonds		59,276

Net cash provided by investing activities	57,149	115,736

Net increase in cash and cash equivalents	10,506	118,736

Cash and cash equivalents at beginning of period	1,461,329	1,580,225

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,471,835	$1,698,981

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net		$(903)

See reconciliation of net income (loss) to net cash provided by (used in) operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS - (Continued)
THREE MONTHS ENDED JUNE 29, 2009 AND 2008
(UNAUDITED)

	2009	2008

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net income (loss)	$(19,420)	$5,978

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities

Equity in income of investment in local partnerships	(43,236)	(59,097)
Other income from local partnerships		(750)
Gain on sale of investments in bonds		(158)
Decrease in interest receivable		1,691
Increase (decrease) in accounts payable and accrued expenses	(26,133)	9,031
Increase in payable to manager and affiliates	45,154	46,595
Decrease in interest payable	(3,008)	(270)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(46,643)	$3,020

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2009
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP complete financial statements.  The results of operations are impacted by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying financial statements are dependent on such unaudited information.  In the opinion of the Manager, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2009 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the three months ended June 29, 2009 are not necessarily indicative of the results that may be expected for the entire year.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which interprets Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”).  FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Earlier proposed interpretations of SFAS 109 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.  Because the Trust is a pass-through entity and is not required to pay income taxes, FIN 48 does not currently have any impact on its financial statements.

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

Financial assets accounted for at historical cost which approximates fair value on a recurring basis as of June 29, 2009 are cash and cash equivalents of $1,471,835 as reflected in the accompanying balance sheet.  Cash and cash equivalents are carried at historical cost which approximates fair value based on quoted market prices for identical securities (Level 1 inputs).

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2009
(UNAUDITED)

1.	Basis of Presentation (continued)

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  On March 31, 2008, the Trust adopted SFAS 159 and elected not to apply the provisions of SFAS 159 to its eligible financial assets and financial liabilities on the date of adoption.  Accordingly, the initial application of SFAS 159 had no effect on the Trust’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized.  SFAS 141R is effective for fiscal years ending after December 15, 2008.  The adoption of SFAS 141R has not had an impact on the Trust’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 shall be applied prospectively.  SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS 160 has not had an impact on the Trust’s financial position or results of operations.

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

In November 2008, the Emerging Issues Task Force (“EITF”) issued EITF No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method.  EITF 08-6 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  EITF 08-6 shall be applied prospectively with early application prohibited.  The adoption of EITF 08-6 has not had an impact on the Trust’s financial position or results of operations.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2009
(UNAUDITED)

1.	Basis of Presentation (continued)

In April 2009, the FASB issued FSP 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  The FSP is effective for the Trust as of June 30, 2009 and will not impact the Trust’s financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for the Trust as of June 30, 2009.  The adoption of SFAS 165 is not expected to have a material impact on the Trust’s financial condition or results of operations.

2.	Investment in Local Partnerships

The Trust owns a 98.9%-99% limited partner interest (the “Local Partnership Interests”) in ten Local Partnerships and has committed to make capital contribution payments in the aggregate amount of $14,837,956, which includes voluntary advances made to certain Local Partnerships and all of which has been paid.

For the three months ended June 29, 2009, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2009	$2,077,806

Voluntary advances made to Local Partnerships	6,092

Distributions received from Local Partnerships	(60,233)

Equity in income of investment in local partnerships	43,236	*

Investment in local partnerships as of June 29, 2009	$2,066,901

*Equity in loss of investment in local partnerships is limited to the Trust’s investment balance in each Local Partnership; any excess loss is applied to other partners’ capital in any such Local Partnership.

The Trust’s investment balance in St. John Housing Associates, L.P. (“St. John Housing”) represents more than 20% of the Trust’s total assets as of June 29, 2009 and equity in income of investment in local partnerships as reflected in the accompanying statement of operations for the three months ended June 29, 2009 includes $49,328 attributable to St. John Housing.  The following financial information represents certain unaudited operating statement data of St. John Housing for the three months ended March 31, 2009:

Revenue	$317,321

Net income	$49,826

Edgewood Manor Associates, L.P. (“Edgewood”) is in default under the terms of its first mortgage and a default has been declared by the lender; delinquent payments of principal, interest and certain fees represent a cumulative arrearage of approximately $21,000 as of June 2009.  The Trust has made cumulative voluntary advances to Edgewood of $90,000 as of June 29, 2009 to fund operating deficits, none of which were made during the three months then ended.  The Trust’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005 and voluntary advances made by the Trust were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2009
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

During the three months ended June 29, 2009, the Trust made voluntary advances of $6,092 to St. Christopher's Associates, L.P. V (“St. Christopher”) to fund operating deficits.  Cumulative voluntary advances as of June 29, 2009 are $6,092.  The Trust’s investment balance in St. Christopher, after cumulative equity losses, became zero during the year ended March 30, 2004 and voluntary advances made by the Trust were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.

3.	Additional Information

Additional information, including the audited March 30, 2009 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Trust’s Annual Report on Form 10-K for the fiscal year ended March 30, 2009 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of June 29, 2009, American Tax Credit Trust (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2009.  Principal changes in assets are comprised of periodic transactions and adjustments and equity in income from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the three months ended June 29, 2009, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and voluntary advances made to a certain Local Partnership (see discussion below under Local Partnership Matters).  Cash and cash equivalents increased by approximately $11,000 during the three months ended June 29, 2009.  During the three months ended June 29, 2009, the investment in local partnerships decreased as a result of distributions received from Local Partnerships of $60,233, partially offset by Registrant's equity in the Local Partnerships' net income for the three months ended March 31, 2009 of $43,236 and voluntary advances of $6,092 made to a certain Local Partnership (see discussion below under Local Partnership Matters).  Payable to manager and affiliates in the accompanying balance sheet as of June 29, 2009 represents deferred management fees.

Results of Operations

Registrant’s operating results are dependent upon the operating results of the Local Partnerships and are impacted by the Local Partnerships’ policies.  In addition, the operating results herein are not necessarily the same for tax reporting.  Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting.  Accordingly, the investment is carried at cost and is adjusted for Registrant’s share of each Local Partnership’s results of operations and by cash distributions received.  Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership.  Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership.  As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant’s investment balances in the respective Local Partnerships become zero.

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

Registrant’s operations for the three months ended June 29, 2009 and 2008 have not varied significantly, as reflected by the net income (loss) of $(19,420) and $5,978, respectively.  Other comprehensive loss for the three months ended June 29, 2008 resulted from a net unrealized loss on investments in bonds of $903.  Registrant’s investments in bonds as of March 30, 2008 were sold and/or matured during the three months ended June 29, 2008.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Local Partnership Matters

Registrant's primary objective has been to provide Low-income Tax Credits to its Beneficial Owners.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period.  Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements.  The Compliance Period of all but one of the Local Partnerships will have expired as of December 31, 2009, with the remaining Local Partnership’s Compliance Period expiring as of December 31, 2010.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is instructing the Local General Partners of all Local Partnerships that have reached the end of their Compliance Period to commence a sale process to dispose of the Properties, and intends to so instruct the Local General Partners of the remaining Local Partnerships upon the expiration of their respective Compliance Periods.  In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s Local Partnership Interests.  It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  Registrant intends to dissolve after the final disposition of its Local Partnership Interests.

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

The Local Partnerships have various financing structures which include (i) required debt service payments (“Mandatory Debt Service”) and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies (“Non-Mandatory Debt Service or Interest”).  Registrant has no legal obligation to fund any operating deficits of the Local Partnerships.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Edgewood Manor Associates, L.P. (“Edgewood”) is currently in default under the terms of its first mortgage and a default has been declared by the lender; delinquent payments of principal, interest and certain fees represent a cumulative arrearage of approximately $21,000 as of June 2009.  Registrant has made cumulative voluntary advances of $90,000 to Edgewood to fund operating deficits as of June 29, 2009, none of which were made during the three months then ended.  Registrant’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005 and voluntary advances made by Registrant were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.  The Compliance Period for Edgewood has expired.

During the three months ended June 29, 2009, Registrant made voluntary advances of $6,092 to St. Christopher's Associates, L.P. V (“St. Christopher”) to fund operating deficits.  Cumulative voluntary advances as of June 29, 2009 are $6,092.  St. Christopher has a remaining operating reserve of approximately $103,000 as of March 31, 2009.  There is no Mandatory Debt Service and the Local General Partner of St. Christopher represents that payments on the real estate taxes are current.  Registrant’s investment balance in St. Christopher, after cumulative equity losses, became zero during the year ended March 30, 2004 and voluntary advances made by Registrant were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.  The Compliance Period for St. Christopher has expired.

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

Financial assets accounted for at historical cost which approximates fair value on a recurring basis as of June 29, 2009 are cash and cash equivalents of $1,471,835 as reflected in the accompanying balance sheet.  Cash and cash equivalents are carried at historical cost which approximates fair value based on quoted market prices for identical securities (Level 1 inputs).

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized.  SFAS 141R is effective for fiscal years ending after December 15, 2008.  The adoption of SFAS 141R has not had an impact on Registrant’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 shall be applied prospectively.  SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS 160 has not had an impact on Registrant’s financial position or results of operations.

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
Series I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

In November 2008, the Emerging Issues Task Force (“EITF”) issued EITF No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method.  EITF 08-6 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  EITF 08-6 shall be applied prospectively with early application prohibited.  The adoption of EITF 08-6 has not had an impact on Registrant’s financial position or results of operations.

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

Forward-Looking Information

As a cautionary note, with the exception of historical facts, the matters discussed in this quarterly report on Form 10-Q are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  Forward-looking statements may relate to, among other things, current expectations, forecasts of future events, future actions, future performance generally, business development activities, capital expenditures, strategies, the outcome of contingencies, future financial results, financing sources and availability and the effects of regulation and competition.  Words such as “anticipate,” “expect,” “intend,” “plan,” “seek,” “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements.  Registrant may also provide written forward-looking statements in other materials released to the public.  Such statements are made in good faith by Registrant pursuant to the “Safe Harbor” provisions of the Reform Act.  Registrant undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.  Such forward-looking statements involve known risks, uncertainties and other factors that may cause Registrant’s actual results of operations or actions to be materially different from future results of operations or actions expressed or implied by the forward-looking statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

None.

Item 4. Controls and Procedures.

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

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 4.  Controls and Procedures (continued).

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended June 29, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager concluded that Registrant’s disclosure controls and procedures were effective as of June 29, 2009.

Item 4T.  Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended June 29, 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None; see Item 2 of Part I regarding the mortgage default of a certain Local Partnership.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
Exhibit 32.1 Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2 Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

	By:	Richman American Credit Corp.,
The Manager

Dated: August 4, 2009	/s/David Salzman
	by:	David Salzman
Chief Executive Officer

Dated: August 4, 2009	/s/James Hussey
	by:	James Hussey
Chief Financial Officer

Dated: August 4, 2009	/s/Richard Paul Richman
	by:	Richard Paul Richman
Director