Form 10-Q
period 2009-09-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 2009-11-09
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2009

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

Yes ☐  No ☒

As of November 9, 2009, there are 18,654 units of beneficial ownership interest outstanding.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
BALANCE SHEETS
(UNAUDITED)

	September 29, 2009	March 30, 2009

ASSETS

Cash and cash equivalents	$1,412,221	$1,461,329
Restricted cash		3,008
Investment in local partnerships	2,084,576	2,077,806

	$3,496,797	$3,542,143

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$15,102	$39,880
Payable to manager and affiliates	867,062	826,034
Interest payable		3,008

	882,164	868,922

Commitments and contingencies

Owners’ equity (deficit)

Manager	(137,736)	(137,150)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)	2,752,369	2,810,371

	2,614,633	2,673,321

	$3,496,797	$3,542,143

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 2009 AND 2008
(UNAUDITED)

	Three Months Ended September 29, 2009	Six Months Ended September 29, 2009	Three Months Ended September 29, 2008	Six Months Ended September 29, 2008

REVENUE

Interest	$8	$62	$6,218	$12,934
Other income from local partnerships				750

TOTAL REVENUE	8	62	6,218	13,684

EXPENSES

Management fee	48,035	96,071	48,035	96,071
Professional fees	7,793	21,729	8,975	20,206
Printing, postage and other	1,023	1,761	1,835	3,153

TOTAL EXPENSES	56,851	119,561	58,845	119,430

	(56,843)	(119,499)	(52,627)	(105,746)

Equity in income of investment in local partnerships	17,675	60,911	47,953	107,050

NET INCOME (LOSS)	(39,168)	(58,588)	(4,674)	1,304

Other comprehensive loss				(903)

COMPREHENSIVE INCOME (LOSS)	$(39,168)	$(58,588)	$(4,674)	$401

NET INCOME (LOSS) ATTRIBUTABLE TO

Manager	$(392)	$(586)	$(47)	$13
Beneficial owners	(38,776)	(58,002)	(4,627)	1,291

	$(39,168)	$(58,588)	$(4,674)	$1,304

NET INCOME (LOSS) per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)	$(2.08)	$(3.11)	$(.25)	$.07

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 29, 2009 AND 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received (paid)	$(2,946)	$8,230
Cash paid for
management fee	(55,043)	(3,602)
professional fees	(45,483)	(37,065)
printing, postage and other expenses	(2,785)	(11,907)

Net cash used in operating activities	(106,257)	(44,344)

CASH FLOWS FROM INVESTING ACTIVITIES

Distributions received from local partnerships	60,233	56,190
Voluntary advances to local partnerships	(6,092)
Transfer from restricted cash	3,008	6,237
Proceeds from maturities/redemptions and sales of investments in bonds		59,276

Net cash provided by investing activities	57,149	121,703

Net increase (decrease) in cash and cash equivalents	(49,108)	77,359

Cash and cash equivalents at beginning of period	1,461,329	1,580,225

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,412,221	$1,657,584

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net		$(903)

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS - (Continued)
SIX MONTHS ENDED SEPTEMBER 29, 2009 AND 2008
(UNAUDITED)

	2009	2008

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$(58,588)	$1,304

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in income of investment in local partnerships	(60,911)	(107,050)
Other income from local partnerships		(750)
Gain on sale of investments in bonds		(158)
Decrease in interest receivable		1,691
Decrease in accounts payable and accrued expenses	(24,778)	(25,613)
Increase in payable to manager and affiliates	41,028	92,469
Decrease in interest payable	(3,008)	(6,237)

NET CASH USED IN OPERATING ACTIVITIES	$(106,257)	$(44,344)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 29, 2009
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying financial statements are dependent on such unaudited information.  In the opinion of the Manager, the accompanying financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2009 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the six months ended September 29, 2009 are not necessarily indicative of the results that may be expected for the entire year.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” as codified by the FASB Accounting Standards Codification (“ASC”) Topic 740; Subtopic 10, which interprets Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” as codified by ASC Topic 740; Subtopic 10.  ASC Topic 740; Subtopic 10 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Earlier proposed interpretations of ASC Topic 740; Subtopic 10 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.  Because the Trust is a pass-through entity and is not required to pay income taxes, ASC Topic 740; Subtopic 10 does not currently have any impact on its financial statements.

The FASB issued SFAS No. 157, “Fair Value Measurements,” as codified by ASC Topic 820, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  ASC Topic 820 applies to other accounting pronouncements that require or permit fair value measurements.  Accordingly, ASC Topic 820 does not require any new fair value measurements.  ASC Topic 820 is effective for fiscal years beginning after November 15, 2007.  The Trust adopted ASC Topic 820 effective March 31, 2008.  On February 6, 2008 the FASB approved the Financial Staff Position (“FSP”) that deferred the effective date of ASC Topic 820 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of ASC Topic 820 for financial assets and liabilities did not have a material impact on the Trust’s financial position, results of operations or cash flows.

The Trust adopted ASC Topic 820 as of March 31, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities.  Nonrecurring nonfinancial assets and liabilities for which the Trust has not applied the provisions of ASC Topic 820 include investment in local partnerships, which is accounted for under the equity method of accounting.

ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets or liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Financial assets accounted for at historical cost which approximates fair value on a recurring basis as of September 29, 2009 are cash and cash equivalents of $1,412,221 as reflected in the accompanying balance sheet.  Cash and cash equivalents are carried at historical cost which approximates fair value based on quoted market prices for identical securities (Level 1 inputs).

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2009
(UNAUDITED)

1.	Basis of Presentation (continued)

The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115,” as codified by ASC Topic 825; Subtopic 10, which permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  ASC Topic 825; Subtopic 10 is effective for fiscal years beginning after November 15, 2007.  On March 31, 2008, the Trust adopted ASC Topic 825; Subtopic 10 and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption.  Accordingly, the initial application of ASC Topic 825; Subtopic 10 had no effect on the Trust’s financial statements.

The FASB issued SFAS No. 141R, “Business Combinations,” as codified by ASC Topic 805, which changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized.  ASC Topic 805 is effective for fiscal years ending after December 15, 2008 and its adoption has not had an impact on the Trust’s financial position or results of operations.

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” as codified by ASC Topic 810, which replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, ASC Topic 810 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, ASC Topic 810 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  ASC Topic 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of ASC Topic 810 shall be applied prospectively.  ASC Topic 810 is effective for the first annual reporting period beginning on or after December 15, 2008 and its adoption will not have an impact on the Trust’s financial position or results of operations.

The Emerging Issues Task Force (“EITF”) issued EITF No. 08-6, “Equity Method Investment Accounting Considerations,” as codified by ASC Topic 323; Subtopic 10, which that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method.  ASC Topic 323; Subtopic 10 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  ASC Topic 323; Subtopic 10 shall be applied prospectively with early application prohibited and its adoption will not have an impact on the Trust’s financial position or results of operations.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” as codified by ASC Topic 825; Subtopic 10, which requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  ASC Topic 825; Subtopic 10 is effective for the Trust as of June 30, 2009 and its adoption did not impact the Trust’s financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” as codified by ASC Topic 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC Topic 855 is effective for the Trust as of June 30, 2009 and its adoption did not impact the Trust’s financial condition or results of operations.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2009
(UNAUDITED)

2.	Investment in Local Partnerships

The Trust owns a 98.9%-99% limited partner interest (the “Local Partnership Interests”) in ten Local Partnerships and has committed to make capital contribution payments in the aggregate amount of $14,837,956, which includes voluntary advances made to certain Local Partnerships and all of which has been paid.

For the six months ended September 29, 2009, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2009	$2,077,806

Voluntary advances made to Local Partnerships	6,092

Distributions received from Local Partnerships	(60,233)

Equity in income of investment in local partnerships	60,911	*

Investment in local partnerships as of September 29, 2009	$2,084,576

*Equity in loss of investment in local partnerships is limited to the Trust’s investment balance in each Local Partnership; any excess loss is applied to other partners’ capital in any such Local Partnership.

The Trust’s investment balance in St. John Housing Associates, L.P. (“St. John Housing”) represents more than 20% of the Trust’s total assets as of September 29, 2009 and equity in income of investment in local partnerships as reflected in the accompanying statement of operations for the six months ended September 29, 2009 includes $67,003 attributable to St. John Housing.  The following financial information represents certain unaudited operating statement data of St. John Housing for the six months ended June 30, 2009:

Revenue	$620,664

Net income	$67,680

Edgewood Manor Associates, L.P. (“Edgewood”) is in default under the terms of its first mortgage and a default has been declared by the lender; delinquent payments of principal, interest and certain fees represent a cumulative arrearage of approximately $24,000 as of September 2009.  The Trust has made cumulative voluntary advances to Edgewood of $90,000 as of September 29, 2009 to fund operating deficits, none of which were made during the six months then ended.  The Trust’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005 and voluntary advances made by the Trust were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.

During the six months ended September 29, 2009, the Trust made voluntary advances of $6,092 to St. Christopher's Associates, L.P. V (“St. Christopher”) to fund operating deficits.  Cumulative voluntary advances as of September 29, 2009 are $6,092.  The Trust’s investment balance in St. Christopher, after cumulative equity losses, became zero during the year ended March 30, 2004 and voluntary advances made by the Trust were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.

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
Series I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of September 29, 2009, American Tax Credit Trust, a Delaware statutory business Trust Series I (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2009.  Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the six months ended September 29, 2009, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and voluntary advances made to a certain Local Partnership (see discussion below under Local Partnership Matters).  Cash and cash equivalents decreased by approximately $49,000 during the six months ended September 29, 2009.  During the six months ended September 29, 2009, the investment in local partnerships increased as a result of Registrant's equity in the Local Partnerships' net income for the six months ended June 30, 2009 of $60,911 and voluntary advances of $6,092 made to a certain Local Partnership (see discussion below under Local Partnership Matters), partially offset by distributions received from Local Partnerships of $60,233.  Payable to manager and affiliates in the accompanying balance sheet as of September 29, 2009 represents deferred management fees.

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

Registrant’s operations for the three months ended September 29, 2009 and 2008 resulted in losses of $39,168 and $4,674, respectively.  The increase in net loss from fiscal 2008 to fiscal 2009 is primarily attributable to a decrease in equity in income of investment in local partnerships of approximately $30,000, which decrease is attributable to a decrease in the net operating income of the Local Partnership in which Registrant continues to have an investment balance.

Registrant’s operations for the six months ended September 29, 2009 and 2008 resulted in net income (loss) of $(58,588) and $1,304, respectively.  The increase in net loss from fiscal 2008 to fiscal 2009 is primarily attributable to a decrease in equity in income of investment in local partnerships of approximately $46,000, which decrease is attributable to a decrease in the net operating income of the Local Partnership in which Registrant continues to have an investment balance and voluntary advances made to a Local Partnership that were written off as equity in loss of investment in local partnerships.  Other comprehensive loss for the six months ended September 29, 2008 resulted from a net unrealized loss on investments in bonds of $903.  Registrant’s investments in bonds as of March 30, 2008 were sold and/or matured during the six months ended September 29, 2008.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Local Partnership Matters

Registrant's primary objective has been to provide Low-income Tax Credits to its Beneficial Owners.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period.  Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements.  The Compliance Period of all but one of the Local Partnerships will have expired as of December 31, 2009, with the remaining Local Partnership’s Compliance Period expiring as of December 31, 2010.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its limited partner interests in the Local Partnerships (the “Local Partnership Interests”).  With the understanding of the expiration of the respective Compliance Periods as noted above, Registrant has served a demand on the local general partners (the “Local General Partners”) to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s Local Partnership Interests.  It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  Registrant intends to dissolve after the final disposition of its Local Partnership Interests.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States.  Certain of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”).  The subsidy agreements expire at various times during the Compliance Periods of the Local Partnerships.  Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract.  Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program.  Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies.  Four Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines.  In addition, three Local Partnerships have entered into restructuring agreements, resulting in changes to both rent subsidy and mandatory debt service.

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
Series I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Edgewood Manor Associates, L.P. (“Edgewood”) is currently in default under the terms of its first mortgage and a default has been declared by the lender; delinquent payments of principal, interest and certain fees represent a cumulative arrearage of approximately $24,000 as of September 2009.  Registrant has made cumulative voluntary advances of $90,000 to Edgewood to fund operating deficits as of September 29, 2009, none of which were made during the six months then ended.  Registrant’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005 and voluntary advances made by Registrant were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.  The Compliance Period for Edgewood has expired.

During the six months ended September 29, 2009, Registrant made voluntary advances of $6,092 to St. Christopher's Associates, L.P. V (“St. Christopher”) to fund operating deficits.  Cumulative voluntary advances as of September 29, 2009 are $6,092.  St. Christopher withdrew approximately $42,000 from its operating reserve during the six months ended June 30, 2009 to fund operating deficits; St. Christopher has a remaining operating reserve of approximately $61,000 as of June 30, 2009.  There is no Mandatory Debt Service and the Local General Partner of St. Christopher represents that payments on the real estate taxes are current.  Registrant’s investment balance in St. Christopher, after cumulative equity losses, became zero during the year ended March 30, 2004 and voluntary advances made by Registrant were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.  The Compliance Period for St. Christopher has expired.

Critical Accounting Policies and Estimates

The accompanying unaudited financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires Registrant to make certain estimates and assumptions.  The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations.  Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the accompanying financial statements.

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

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 - Revised, “Consolidation of Variable Interest Entities,” as codified by the FASB Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10, because Registrant is not considered the primary beneficiary.  Registrant’s balance in investment in local partnerships, plus the risk of recapture of tax credits previously recognized on certain of such investments, represents the maximum exposure to loss in connection with such investments.  Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the Local General Partners and their guarantees against credit recapture.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Recent Accounting Pronouncements

The FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” as codified by ASC Topic 740; Subtopic 10, which interprets Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” as codified by ASC Topic 740; Subtopic 10.  ASC Topic 740; Subtopic 10 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Earlier proposed interpretations of ASC Topic 740; Subtopic 10 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.  Because Registrant is a pass-through entity and is not required to pay income taxes, ASC Topic 740; Subtopic 10 does not currently have any impact on its financial statements.

The FASB issued SFAS No. 157, “Fair Value Measurements,” as codified by ASC Topic 820, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  ASC Topic 820 applies to other accounting pronouncements that require or permit fair value measurements.  Accordingly, ASC Topic 820 does not require any new fair value measurements.  ASC Topic 820 is effective for fiscal years beginning after November 15, 2007.  Registrant adopted ASC Topic 820 effective March 31, 2008.  On February 6, 2008 the FASB approved the Financial Staff Position (“FSP”) that deferred the effective date of ASC Topic 820 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of ASC Topic 820 for financial assets and liabilities did not have a material impact on Registrant’s financial position, results of operations or cash flows.

Registrant adopted ASC Topic 820 as of March 31, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities.  Nonrecurring nonfinancial assets and liabilities for which Registrant has not applied the provisions of ASC Topic 820 include investment in local partnerships, which is accounted for under the equity method of accounting.

ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets or liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Financial assets accounted for at historical cost which approximates fair value on a recurring basis as of September 29, 2009 are cash and cash equivalents of $1,412,221 as reflected in the accompanying balance sheet.  Cash and cash equivalents are carried at historical cost which approximates fair value based on quoted market prices for identical securities (Level 1 inputs).

The FASB issued SFAS No. 141R, “Business Combinations,” as codified by ASC Topic 805, which changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized.  ASC Topic 805 is effective for fiscal years ending after December 15, 2008 and its adoption has not had an impact on Registrant’s financial position or results of operations.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” as codified by ASC Topic 810, which replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, ASC Topic 810 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, ASC Topic 810 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  ASC Topic 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of ASC Topic 810 shall be applied prospectively.  ASC Topic 810 is effective for the first annual reporting period beginning on or after December 15, 2008 and its adoption will not have an impact on Registrant’s financial position or results of operations.

The Emerging Issues Task Force (“EITF”) issued EITF No. 08-6, “Equity Method Investment Accounting Considerations,” as codified by ASC Topic 323; Subtopic 10, which addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method.  ASC Topic 323; Subtopic 10 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  ASC Topic 323; Subtopic 10 shall be applied prospectively with early application prohibited and its adoption will not have an impact on Registrant’s financial position or results of operations.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” as codified by ASC Topic 825; Subtopic 10, which requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  ASC Topic 825; Subtopic 10 is effective for Registrant as of June 30, 2009 and its adoption did not impact Registrant’s financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” as codified by ASC Topic 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC Topic 855 is effective for Registrant as of June 30, 2009 and its adoption did not impact Registrant’s financial condition or results of operations.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended September 29, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager concluded that Registrant’s disclosure controls and procedures were effective as of September 29, 2009.

Item 4T.  Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended September 29, 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
Exhibit 32.1 - Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2 - Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

	By:	Richman American Credit Corp.,
The Manager

Dated: November 9, 2009	/s/David Salzman
	by:	David Salzman
Chief Executive Officer

Dated: November 9, 2009	/s/James Hussey
	by:	James Hussey
Chief Financial Officer

Dated: November 9, 2009	/s/Richard Paul Richman
	by:	Richard Paul Richman
Director