Form 10-K
period 2010-03-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2010-06-25
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2010

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

Large Accelerated Filer  ☐  Accelerated Filer ☐ Non-Accelerated Filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Registrant has no voting common equity.  There is no established public trading market for Registrant’s Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.  As of June 24, 2010, there are 18,654 units outstanding.  The aggregate sales price for such units was $18,654,000.

Documents incorporated by reference:
Pages 11 through 21, 26 through 48 and 63 through 65 of Registrant’s prospectus dated September 7, 1993, as supplemented by Supplement No. 1, Supplement No. 2, Supplement No. 3 and Supplement No. 4 dated September 7, 1993, November 16, 1993, November 23, 1994 and December 28, 1994, respectively, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, and filed as Exhibits hereto, are incorporated by reference into Part I of this Annual Report.

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

Registrant's primary objective has been to provide Low-income Tax Credits to the Beneficial Owners.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all but one of the Local Partnerships had expired as of December 31, 2009, with the remaining Local Partnership’s Compliance Period expiring on December 31, 2010.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Note that the existence of Extended Use Provisions does not extend the Compliance Period of the respective Local Partnerships.  However, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its Local Partnership Interests.  With the understanding of the expiration of the respective Compliance Periods as noted above, Registrant has served a demand on the local general partners (the “Local General Partners”) to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s Local Partnership Interests.  It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  Registrant intends to dissolve after the final disposition of its Local Partnership Interests.  There can be no assurance as to when Registrant will dispose of its Local Partnership Interests.

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

Certain of the Local Partnerships are subject to restrictions on the amount of annual cash distributions to partners under the terms of such Local Partnerships’ loan, regulatory or other agreements.

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

As noted above in Item 1 - Business, with the understanding of the expiration of the respective Compliance Periods, Registrant has served a demand on the Local General Partners to commence a sale process to dispose of the Properties.  However, the market of interested buyers of the Properties is limited.  Some of the factors which negatively impact the marketability of the Properties, or equivalently, the Local Partnership Interests, include:

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

Registrant's primary objective is to provide Low-income Tax Credits to the Beneficial Owners.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for the Ten Year Credit Period (see discussion above in Item 1A - Risk Factors regarding the Compliance Periods and Low-income Tax Credit Requirements of the Local Partnerships).  Such Ten Year Credit Period was fully exhausted in connection with all of the Properties as of December 31, 2006.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property.  The Compliance Period of all but one of the Local Partnerships had expired as of December 31, 2009, with the remaining Local Partnership’s Compliance Period expiring on December 31, 2010.

Registrant originally acquired Local Partnership Interests in ten Local Partnerships.  With the understanding of the expiration of the respective Compliance Periods as noted above in Item 1 - Business, Registrant has served a demand on the Local General Partners of the Local Partnerships to commence a sale process to dispose of the Properties.  Registrant intends that such sales will result in the termination of Registrant’s Local Partnership Interests and ultimately the dissolution of Registrant.  In the event a sale of the Properties cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s Local Partnership Interests.  It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  In addition, certain of the Local Partnerships entered into agreements with Extended Use Provisions with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period.  While the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  There can be no assurance as to when the Local Partnerships will dispose of the Properties, when Registrant will dispose of the Local Partnership Interests or the amount of proceeds which may be received in such dispositions.  In addition to amounts that remain outstanding under the terms of the debt structure of the respective Local Partnerships, certain Local Partnerships have outstanding obligations to the Local General Partners and/or affiliates thereof for operating advances made over the years and for certain fees that were deferred.

Certain of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”) (see descriptions of the subsidies below).  The subsidy agreements expire at various times.  Since October 1997, HUD has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract.  Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program.  Such changes could adversely affect the future net operating income before debt service and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies.  Four Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines.  Of the four Local Partnerships noted above, three have entered into restructuring agreements, resulting in a change to both rent subsidy and mandatory debt service.

Registrant owns a 98.9%-99% Local Partnership Interest in ten Local Partnerships reflected below, all of which were acquired from 1993 to 1995.

Item 2.	Properties (Continued).

Name of Local Partnership Name of apartment complex	Number of rental	Capital	Mortgage loans payable as of December 31,	Subsidy (see
Apartment complex location	Units	contribution	2009	footnotes)

ACP Housing Associates, L.P. ACP Housing Apartments New York, New York	28	$737,222	$1,461,862	(1b	)

Creative Choice Homes VII, Ltd. Coral Gardens Homestead, Florida	91	2,382,812	1,481,636	(1a & c)

Edgewood Manor Associates, L.P. (2) Edgewood Manor Apartments Philadelphia, Pennsylvania	49	2,053,799	1,817,774	(1b	)

Ledge/McLaren Limited Partnership Ledge/McLaren Apartments Nashua, New Hampshire	8	343,079	416,139	(1b	)

Penn Apartment Associates Penn Apartments Chester, Pennsylvania	15	852,180	963,000	(1b	)

SB-92 Limited Partnership Shaker Boulevard Gardens Cleveland, Ohio	73	795,255	2,978,923	(1a,b,c & d)

St. Christopher’s Associates, L.P. V (2) Lehigh Park Philadelphia, Pennsylvania	29	2,081,877	2,180,000	(1b	)

St. John Housing Associates, L.P. St. John Homes Gary, Indiana	144	3,546,861	3,456,631	(1a, c & d)

Starved Rock - LaSalle Manor Limited Partnership LaSalle Manor LaSalle, Illinois	48	634,327	1,938,112	(1a, c & e)

Vision Limited Dividend Housing Association Limited Partnership Helen Odean Butler Apartments Detroit, Michigan	97	1,410,544	3,351,930	(1b	)

		$14,837,956	$20,046,007

(1)	Description of subsidies:

(a)
Section 8 of Title II of the Housing and Community Development Act of 1974 allows qualified low-income tenants to pay thirty percent of their monthly income as rent with the balance paid by the federal government.

(b)	The Local Partnership’s debt structure includes a principal or interest payment subsidy.

(c)	The Local Partnership’s Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

Item 2.	Properties (Continued).

(d)	The Local Partnership entered into a restructuring agreement of its Section 8 contract and debt structure under applicable HUD guidelines in 2005.

(e)	The Local Partnership entered into a restructuring agreement of its Section 8 contract and debt structure under applicable HUD guidelines in 2007.

(2)	Capital contribution includes voluntary advances made to the Local Partnership.

Item 3.	Legal Proceedings.

None.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is no established public trading market for the Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.  The number of record holders of Units as of approximately June 15, 2010 was approximately 790 holding an aggregate of 18,654 Units.

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

Distributions

Registrant owns a Local Partnership Interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies.  The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements.  Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its Beneficial Owners in the future.  There were no cash distributions to the Beneficial Owners during the years ended March 30, 2010 and 2009.

Low-income Tax Credits, which are subject to various limitations, may be used by the Beneficial Owners to offset federal income tax liabilities.  The cumulative Low-income Tax Credits per Unit for each of the three closings generated by Registrant and allocated to the Beneficial Owners, net of recaptured Low-income Tax Credits and notwithstanding future circumstances which may give rise to recapture (see Part I, Item 2 - Properties) and Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein), allocated from inception through December 31, 2009 are as follows:

First closing	Second closing	Third closing
November 29, 1993	January 28, 1994	May 25, 1994

$1,377.87	$1,375.59	$1,363.07

The Ten Year Credit Period with respect to all of the Properties was fully exhausted as of December 31, 2006.  The Compliance Period of all but one of the Local Partnerships had expired as of December 31, 2009, with the remaining Local Partnership’s Compliance Period expiring as of December 31, 2010.  With the understanding of the expiration of the respective Compliance Periods as noted above, Registrant has served a demand on the Local General Partners of the Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s Local Partnership Interests.  It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

As used herein, the term Registrant refers to Series I of American Tax Credit Trust, a Delaware statutory business trust.  References to any right, obligation, action, asset or liability of Series I mean such right, obligation, action, asset or liability of Registrant in connection with Series I.

Capital Resources and Liquidity

Registrant admitted beneficial owners (the “Beneficial Owners”) in three closings with aggregate Beneficial Owners’ capital contributions of $18,654,000.  In connection with the offering of the sale of units (the “Units”) of beneficial ownership, Registrant incurred organization and offering costs of approximately $2,331,000 and established a working capital reserve of approximately $1,287,000. The remaining net proceeds of approximately $15,036,000 (the “Net Proceeds”) were available to be applied to the acquisition of limited partner interests (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”) which own low-income multifamily residential complexes (the “Property” or “Properties”) that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  The Net Proceeds were utilized in acquiring a Local Partnership Interest in ten Local Partnerships.

As of March 30, 2010, Registrant has cash and cash equivalents and investment in mutual fund totaling $1,400,280, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships.  Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.  In addition, although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property, Registrant may be entitled to sales proceeds of certain Local Partnerships’ Properties.

During the year ended March 30, 2010, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and making voluntary advances to St. Christopher's Associates, L.P. V (“St. Christopher’s”) (see discussion below under Local Partnership Matters).  Cash and cash equivalents and investment in mutual funds decreased, in the aggregate, by approximately $61,000 during the year ended March 30, 2010.

During the year ended March 30, 2010, the investment in local partnerships increased as a result of Registrant’s equity in the Local Partnerships’ net income for the year ended December 31, 2009 of $103,033 and voluntary advances of $6,092 to St. Christopher's (see discussion below under Local Partnership Matters), partially offset by cash distributions received from Local Partnerships of $60,233.  Payable to manager and affiliates in the accompanying balance sheet as of March 30, 2010 represents deferred management fees.

Results of Operations

Registrant’s operating results are dependent, in part, upon the operating results of the Local Partnerships and are impacted by the Local Partnerships’ policies.  In addition, the operating results herein are not necessarily the same for tax reporting.  Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting.  Accordingly, the investment is carried at cost and is adjusted for Registrant’s share of each Local Partnership’s results of operations and by cash distributions received.  In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership.  Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership.  However, the combined statements of operations of the Local Partnerships reflected in Note 6 to Registrant’s financial statements include the operating results of all Local Partnerships, irrespective of Registrant’s investment balances.

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

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant’s operations for the years ended March 30, 2010, 2009 and 2008 resulted in net losses of $137,903, $151,904 and $428,175, respectively.  Registrant did not experience a significant change in results of operations from fiscal 2009 to fiscal 2010.  The decrease in net loss from fiscal 2008 to fiscal 2009 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $328,000, offset by a decrease in interest revenue of approximately $55,000.  The decrease in equity in loss of investment in local partnerships is primarily attributable to (i) Registrant adjusting the Local Partnership Carrying Value in connection with its investment in a certain Local Partnership in fiscal 2008 as reflected in Note 6 to the financial statements, (ii) fluctuations in the nonrecognition of losses in accordance with the equity method of accounting, (iii) voluntary advances made to a certain Local Partnership that were written off as additional equity in loss of investment in local partnerships in fiscal 2008 and (iv) changes in the net operating results of the Local Partnership in which Registrant continues to have an investment balance.

The Local Partnerships’ net loss of approximately $600,000 for the year ended December 31, 2009 includes depreciation and amortization expense of approximately $1,116,000 and interest on non-mandatory debt of approximately $423,000, and does not include principal payments on permanent mortgages of approximately $474,000.  The Local Partnerships’ net income of approximately $32,000 for the year ended December 31, 2008 includes depreciation and amortization expense of approximately $1,120,000 and interest on non-mandatory debt of approximately $399,000, and does not include principal payments on permanent mortgages of approximately $455,000.   The net income also includes approximately $700,000 of income recorded by Creative Choice Homes VII, Ltd. (“Creative Choice”) resulting from a reduction in accrued expenses to an affiliate of the Local General Partner of Creative Choice; such expenses were accrued in a prior year in connection with damages resulting from a major hurricane.  The Local Partnerships’ net loss of approximately $1,178,000 for the year ended December 31, 2007 includes depreciation and amortization expense of approximately $1,138,000 and interest on non-mandatory debt of approximately $394,000, and does not include principal payments on permanent mortgages of approximately $388,000.  The results of operations of the Local Partnerships for the year ended December 31, 2009 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective has been to provide Low-income Tax Credits to its Beneficial Owners.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period.  Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements.  The Compliance Period of all but one of the Local Partnerships had expired as of December 31, 2009, with the remaining Local Partnership’s Compliance Period expiring on December 31, 2010.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its limited partner interests in the Local Partnerships (the “Local Partnership Interests”).  With the understanding of the expiration of the respective Compliance Periods as noted above, Registrant has served a demand on the local general partners (the “Local General Partners”) to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s Local Partnership Interests.  It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  Registrant intends to dissolve after the final disposition of its Local Partnership Interests.  There can be no assurance as to when Registrant will dispose of its Local Partnership Interests.

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

Edgewood Manor Associates, L.P. (“Edgewood”) is currently in default under the terms of its first mortgage and a default has been declared by the lender; delinquent payments of principal, interest and certain fees represent a cumulative arrearage of approximately $32,000 as of June 2010.  Registrant has made cumulative voluntary advances of $90,000 to Edgewood to fund operating deficits as of March 30, 2010, none of which were made during the year then ended.  Registrant’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005 and voluntary advances made by Registrant were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.  The Compliance Period for Edgewood has expired.

During the year ended March 30, 2010, Registrant made voluntary advances of $6,092 to St. Christopher's to fund operating deficits.  Cumulative voluntary advances as of March 30, 2010 are $6,092.  St. Christopher’s withdrew approximately $41,000 from its operating reserve during the year ended December 31, 2009 to fund operating deficits; St. Christopher’s has a remaining operating reserve of approximately $63,000 as of December 31, 2009.  There is no Mandatory Debt Service and the Local General Partner of St. Christopher’s represents that payments on the real estate taxes are current.  Registrant’s investment balance in St. Christopher’s, after cumulative equity losses, became zero during the year ended March 30, 2004 and voluntary advances made by Registrant were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.  The Compliance Period for St. Christopher’s has expired.

Inflation

Inflation is not expected to have a material adverse impact on Registrant’s operations.

Contractual Obligations

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Off - Balance Sheet Arrangements

Registrant does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Registrant’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10, because Registrant is not considered the primary beneficiary.  Registrant’s balance in investment in local partnerships, plus the risk of recapture of tax credits previously recognized on certain of such investments, represents the maximum exposure to loss in connection with such investments.  Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the Local General Partners and their guarantees against credit recapture.

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

ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  ASC Topic 820 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, ASC Topic 820 does not require any new fair value measurements.  ASC Topic 820 is effective for fiscal years beginning after November 15, 2007.  Registrant adopted ASC Topic 820 effective March 31, 2008.  On February 6, 2008 FASB deferred the effective date of ASC Topic 820 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of ASC Topic 820 for financial assets and liabilities did not have a material impact on Registrant’s financial position, results of operations or cash flows.  Registrant adopted ASC Topic 820 as of March 31, 2008, with the exception of the application of this topic to nonrecurring nonfinancial assets and nonfinancial liabilities.  Nonrecurring nonfinancial assets and liabilities for which Registrant had not applied the provisions of ASC Topic 820 to include investment in local partnerships, which is accounted for under the equity method of accounting.  Registrant’s full adoption of ASC Topic 820 as of March 31, 2009 did not have an impact on its financial statements.

ASC Topic 825; Subtopic 10 permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  ASC Topic 825; Subtopic 10 is effective for fiscal years beginning after November 15, 2007.  On March 31, 2008, Registrant adopted ASC Topic 825; Subtopic 10 and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption.  Accordingly, the initial application of ASC Topic 825; Subtopic 10 had no effect on Registrant’s financial statements.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

ASC Topic 825; Subtopic 10 requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  ASC Topic 825; Subtopic 10 is effective for Registrant as of June 30, 2009 and its adoption did not impact Registrant’s financial condition or results of operations.  Registrant had no financial instruments during any interim reporting period during the year ended March 30, 2010.

In May 2009, FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general guidelines of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by Registrant for the quarter ended June 29, 2009. The adoption did not have a significant impact on the subsequent events that Registrant reports, either through recognition or disclosure, in the financial statements.  In February 2010, FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore Registrant did not include the disclosure in the notes to the accompanying financial statements.

ASC Topic 810; Subtopic 10 amends existing consolidation guidance for variable interest entities, requires ongoing reassessment to determine whether a variable interest entity must be consolidated, and requires additional disclosures regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  ASC Topic 810; Subtopic 10 is effective for Registrant’s fiscal year beginning March 31, 2010 and its adoption did not have an impact on Registrant’s  financial statements.

In January 2010, ASC Topic 820 was amended to increase disclosure requirements regarding recurring and nonrecurring fair value measurements.  Registrant adopted ASC 820, as amended, for the period ending March 30, 2010, except for the disclosures about activity in Level 3 fair value measurements which are effective for Registrant’s fiscal year beginning March 31, 2010.  The initial adoption of ASC Topic 820 and the full implementation thereof did not have a material impact on Registrant’s financial statements.

Forward-Looking Information

As a cautionary note, with the exception of historical facts, the matters discussed in this annual report on Form 10-K are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  Forward-looking statements may relate to, among other things, current expectations, forecasts of future events, future actions, future performance generally, business development activities, capital expenditures, strategies, the outcome of contingencies, future financial results, financing sources and availability and the effects of regulation and competition.  Words such as “anticipate,” “expect,” “intend,” “plan,” “seek,” “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements.  Registrant may also provide written forward-looking statements in other materials released to the public.  Such statements are made in good faith by Registrant pursuant to the “Safe Harbor” provisions of the Reform Act.  Registrant undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.  Such forward-looking statements involve known risks, uncertainties and other factors that may cause Registrant’s actual results of operations or actions to be materially different from future results of operations or actions expressed or implied by the forward-looking statements.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

Registrant’s investment in mutual fund (the “Fund”) is subject to certain risk.  The fixed income securities in which the Fund invests are subject to interest rate risk, credit risk, prepayment risk, counterparty risk, municipal securities risk, liquidity risk, management risk, government security risk and valuation risk.  Typically, when interest rates rise, the market prices of fixed income securities go down.  The Fund is classified as “non-diversified,” and thus may invest most of its assets in securities issued by or representing a small number of issuers.  As a result, the Fund may be more susceptible to the risks associated with these particular issuers, or to a single economic, political or regulatory occurrence affecting these issuers.  These risks could adversely affect the Fund’s net asset value (“NAV”), yield and total return.

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

We have audited the accompanying balance sheets of American Tax Credit Trust, a Delaware statutory business trust Series I (the “Trust”) as of March 30, 2010 and 2009, and the related statements of operations, changes in owners' equity (deficit) and cash flows for the years ended March 30, 2010, 2009 and 2008.  These financial statements are the responsibility of the Trust's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Trust, a Delaware statutory business trust Series I as of March 30, 2010 and 2009, and the results of its operations, changes in owners’ equity (deficit) and its cash flows for the years ended March 30, 2010, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/Reznick Group, P.C.

Sacramento, California
June 24, 2010

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
BALANCE SHEETS
MARCH 30, 2010 AND 2009

	2010	2009

ASSETS

Cash and cash equivalents	$286,543	$1,461,329
Restricted cash		3,008
Investment in mutual fund	1,113,737
Investment in local partnerships	2,126,698	2,077,806

	$3,526,978	$3,542,143

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$32,561	$39,880
Payable to manager and affiliates	959,099	826,034
Interest payable		3,008

	991,660	868,922

Commitments and contingencies

Owners' equity (deficit)

Manager	(138,529)	(137,150)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)	2,673,847	2,810,371

	2,535,318	2,673,221

	$3,526,978	$3,542,143

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 30, 2010, 2009 AND 2008

	2010	2009	2008

REVENUE

Interest	$751	$15,736	$70,435
Other income from local partnerships		750

TOTAL REVENUE	751	16,486	70,435

EXPENSES

Management fee - affiliate	192,141	192,141	192,141
Professional fees	42,659	51,333	42,819
Printing, postage and other	6,887	4,243	15,354

TOTAL EXPENSES	241,687	247,717	250,314

	(240,936)	(231,231)	(179,879)

Equity in income (loss) of investment in local partnerships	103,033	79,327	(248,296)

NET LOSS	(137,903)	(151,904)	(428,175)

Other comprehensive loss, net		(903)	(1,792)

COMPREHENSIVE LOSS	$(137,903)	$(152,807)	$(429,967)

NET LOSS ATTRIBUTABLE TO

Manager	$(1,379)	$(1,519)	$(4,282)
Beneficial owners	(136,524)	(150,385)	(423,893)

	$(137,903)	$(151,904)	$(428,175)

NET LOSS per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)	$(7.32)	$(8.06)	$(22.72)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CHANGES IN OWNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2010, 2009 AND 2008

	Manager	Beneficial Owners	Accumulated Other Comprehensive Income (Loss), Net	Total

Owners' equity (deficit), March 30, 2007	$(131,349)	$3,384,649	$2,695	$3,255,595

Net loss	(4,282)	(423,893)		(428,175)

Other comprehensive loss, net			(1,792)	(1,792)

Owners' equity (deficit), March 30, 2008	(135,631)	2,960,756	903	2,826,028

Net loss	(1,519)	(150,385)		(151,904)

Other comprehensive loss, net			(903)	(903)

Owners' equity (deficit), March 30, 2009	(137,150)	2,810,371	—	2,673,221

Net loss	(1,379)	(136,524)		(137,903)

Owners' equity (deficit), March 30, 2010	$(138,529)	$2,673,847	$—	$2,535,318

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2010, 2009 AND 2008

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received (paid)	$(2,257)	$11,042	$19,576
Cash paid for
Management fee	(59,076)	(189,924)	(161,510)
Professional fees	(50,533)	(46,726)	(52,018)
Printing, postage and other expenses	(6,332)	(14,981)	(4,593)

Net cash used in operating activities	(118,198)	(240,589)	(198,545)

CASH FLOWS FROM INVESTING ACTIVITIES

Voluntary advances made to local partnerships	(6,092)		(45,000)
Distributions received from local partnerships	60,233	56,190	63,855
Investments in mutual fund	(1,114,401)
Redemptions from mutual fund	664
Transfer from restricted cash	3,008	6,227	53,400
Proceeds from maturities/redemptions and sales of investments in bonds		59,276	64,000

Net cash provided by (used in) investing activities	(1,056,588)	121,693	136,255

Net decrease in cash and cash equivalents	(1,174,786)	(118,896)	(62,290)

Cash and cash equivalents at beginning of year	1,461,329	1,580,225	1,642,515

CASH AND CASH EQUIVALENTS AT END OF YEAR	$286,543	$1,461,329	$1,580,225

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net		$(903)	$(1,792)

See reconciliation of net loss to net cash used in operating activities on page 22.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED MARCH 30, 2010, 2009 AND 2008

	2010	2009	2008

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(137,903)	$(151,904)	$(428,175)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss (income) of investment in local partnerships	(103,033)	(79,327)	248,296
Other income from local partnerships		(750)
Amortization of net premium on investments in bonds			1,644
Gain on sale of investments in bonds		(158)
Decrease in interest receivable		1,691	897
Increase (decrease) in accounts payable and accrued expenses	(7,319)	(6,131)	1,562
Increase in payable to manager and affiliates	133,065	2,217	30,631
Decrease in interest payable	(3,008)	(6,227)	(53,400)

NET CASH USED IN OPERATING ACTIVITIES	$(118,198)	$(240,589)	$(198,545)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2010, 2009 AND 2008

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

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (the “Codification”). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”).  The Codification is intended to reorganize, rather than change, existing GAAP.  Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Trust’s accounting policies.  The adoption of the Codification did not have a material impact on the Trust’s financial position or results of operations.

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

The Trust assesses the carrying value of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there are indications that a permanent impairment may have occurred.  If the carrying value of an investment in a Local Partnership exceeds the estimated value derived by management, the Trust reduces its investment in any such Local Partnership (unless the impairment is considered to be temporary) and includes such reduction in equity in loss of investment in local partnerships.  Impairment is measured by comparing the investment carrying amount to the estimated residual value of the investment.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

1.	Organization, Purpose and Summary of Significant Accounting Policies (Continued)

The Trust does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by the Codification, because the Trust is not considered the primary beneficiary.  The Trust's balance in investment in local partnerships, plus the risk of recapture of tax credits previously recognized on certain of such investments, represents the maximum exposure to loss in connection with such investments.  The Trust's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the local general partners (the “Local General Partners”) and their guarantees against credit recapture.

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

Fair Value Measurement

ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  ASC Topic 820 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, ASC Topic 820 does not require any new fair value measurements.  ASC Topic 820 is effective for fiscal years beginning after November 15, 2007.  The Trust adopted ASC Topic 820 effective March 31, 2008.  On February 6, 2008 FASB deferred the effective date of ASC Topic 820 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of ASC Topic 820 for financial assets and liabilities did not have a material impact on the Trust’s financial position, results of operations or cash flows.  The Trust adopted ASC Topic 820 as of March 31, 2008, with the exception of the application of this topic to nonrecurring nonfinancial assets and nonfinancial liabilities.  Nonrecurring nonfinancial assets and liabilities for which the Trust had not applied the provisions of ASC Topic 820 to include investment in local partnerships, which is accounted for under the equity method of accounting.  The Trust’s full adoption of ASC Topic 820 as of March 31, 2009 did not have an impact on its financial statements.

Cash and Cash Equivalents

The Trust considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents are stated at cost, which approximates market value.

Restricted Cash

Restricted cash was set aside to pay accrued interest on a previously outstanding capital contribution to a Local Partnership (see Note 6).

Investment in Mutual Fund

The Trust carries its investment in mutual fund at estimated fair value.  Capital gains (losses) are included in (offset against) interest revenue.  Investment in mutual fund is classified as available-for-sale and unrealized gains or losses are included as items of comprehensive income (loss) and are reported as a separate component of owners' equity (deficit).

Investments in Bonds

Investments in bonds were classified as available-for-sale and represented investments that the Trust intended to hold for an indefinite period of time but not necessarily to maturity.  Any decision to sell an investment was based on various factors, including significant movements in interest rates and liquidity needs.  Investments in bonds were carried at estimated fair value and unrealized gains or losses are included as items of comprehensive income (loss) and are reported as a separate component of owners' equity (deficit).

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

1.	Organization, Purpose and Summary of Significant Accounting Policies (Continued)

Premiums and discounts on investments in bonds were amortized (accreted) using the effective yield method over the life of the investment.  Amortized premiums offset interest revenue, while the accretion of discounts and zero coupon bonds were included in interest revenue.  Realized gain (loss) on redemptions or sales of investments in bonds were included in, or offset against, interest revenue on the basis of the adjusted cost of each specific investment redeemed or sold.  All such investments had matured and/or been redeemed or sold as of March 30, 2009.

Interest on Capital Contributions Payable to Local Partnerships

Pursuant to agreements with certain Local Partnerships, interest was accrued on certain installments of capital contributions.  Such amounts were recorded as a liability and an offset to interest revenue.

Income Taxes

The Trust is a pass-through entity for income tax purposes and, as such, is not subject to income taxes.  Rather, all items of taxable income and deductions are passed through to and are reported by its owners on their respective income tax returns.  The Trust’s federal tax status as a pass-through entity is based on its legal status as a trust.  Accordingly, the Trust is not required to take any tax positions in order to qualify as a pass-through entity.  The Trust is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities.  Accordingly, these financial statements do not reflect a provision for income taxes and the Trust has no other tax positions which must be considered for disclosure.  In accordance with ASC Topic 740; Subtopic 10, the Trust has included in Note 8 disclosures related to differences in the financial and tax bases of accounting.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

ASC Topic 825; Subtopic 10 permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  ASC Topic 825; Subtopic 10 is effective for fiscal years beginning after November 15, 2007.  On March 31, 2008, the Trust adopted ASC Topic 825; Subtopic 10 and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption.  Accordingly, the initial application of ASC Topic 825; Subtopic 10 had no effect on the Trust’s financial statements.

ASC Topic 825; Subtopic 10 requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  ASC Topic 825; Subtopic 10 is effective for the Trust as of June 30, 2009 and its adoption did not impact the Trust’s financial condition or results of operations.  The Trust had no financial instruments during any interim reporting period during the year ended March 30, 2010.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

1.	Organization, Purpose and Summary of Significant Accounting Policies (Continued)

In May 2009, FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general guidelines of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Trust for the quarter ended June 29, 2009. The adoption did not have a significant impact on the subsequent events that the Trust reports, either through recognition or disclosure, in the financial statements.  In February 2010, FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Trust did not include the disclosure in the notes to the accompanying financial statements.

ASC Topic 810; Subtopic 10 amends existing consolidation guidance for variable interest entities, requires ongoing reassessment to determine whether a variable interest entity must be consolidated, and requires additional disclosures regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  ASC Topic 810; Subtopic 10 is effective for the Trust’s fiscal year beginning March 31, 2010 and its adoption did not have an impact on the Trust’s financial statements.

In January 2010, ASC Topic 820 was amended to increase disclosure requirements regarding recurring and nonrecurring fair value measurements.  The Trust adopted ASC Topic 820, as amended, for the period ending March 30, 2010, except for the disclosures about activity in Level 3 fair value measurements which are effective for the Trust’s fiscal year beginning March 31, 2010.  The initial adoption of ASC Topic 820 and the full implementation thereof did not have a material impact on the Trust’s financial statements.

Reclassifications

Certain prior year Local Partnership amounts (see Note 6) have been reclassified to conform to the current year presentation.

2.	Capital Contributions

On September 13, 1993, the Trust commenced the offering of Units through Merrill Lynch, Pierce, Fenner & Smith Incorporated and PaineWebber Incorporated (the “Selling Agents”).  On November 29, 1993, January 28, 1994 and May 25, 1994, under the terms of the Fourth Amended and Restated Agreement of Trust of the Trust (the "Trust Agreement"), the Manager admitted Beneficial Owners to the Trust in three closings.  At these closings, subscriptions for a total of 18,654 Units representing $18,654,000 in Beneficial Owners’ capital contributions were accepted.  In connection with the offering of Units, the Trust incurred organization and offering costs of $2,330,819, of which $75,000 was capitalized as organization costs and $2,255,819 was charged to the Beneficial Owners' equity as syndication costs.  The Manager contributed $100 to the Trust.

Net loss is allocated 99% to the Beneficial Owners and 1% to the Manager in accordance with the Trust Agreement.

3.	Cash and Cash Equivalents

As of March 30, 2010, the Trust has cash and cash equivalents of $286,543.  Of such amount, $250,116 is held in accounts at two financial institutions in which the aggregate amount on deposit at each institution is insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC”).  The entire amount is FDIC insured as of March 30, 2010.  The remaining $36,427 is held in an account at a financial institution in which such amount is invested in a portfolio of securities that are direct obligations of the U.S. Treasury and are backed by the full faith and credit of the United States of America.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

4.	Investment in Mutual Fund

The Trust carries its investment in mutual fund (the “Fund”) at estimated fair value.  The Fund is a short duration bond fund organized as a non-diversified open-end management investment company registered under the Investment Company Act of 1940, as amended, that seeks maximum current income consistent with liquidity and stability of principal.  In selecting portfolio securities for the Fund, the investment advisor of the Fund (the “Advisor”) will select investments so that substantially all of the Fund’s assets will be rated “A” or better by a nationally recognized statistical rating organization (“NRSRO”) such as Moody’s Investor Services, Inc. (“Moody’s”) and/or by Standard & Poor’s Financial Services, LLC (“S&P”) or, if a rating is not available, deemed to be of comparable quality by the Advisor.  It is anticipated that approximately 90% or more of the Fund’s assets (excluding floating rate or fixed to float securities issued by banking institutions having assets in excess of $200 billion) will be rated “AA” or better by an NRSRO or, if a rating is not available, deemed to be of comparable quality by the Advisor.  The Fund is valued at $10 per share in the accompanying balance sheet as of March 30, 2010.

The Advisor is an affiliate of the Manager.  For its services, the Advisor is entitled to receive an annual advisory fee of 0.50% of the average daily net assets of the Fund.  The Advisor may, in its discretion, voluntarily waive its fees or reimburse certain Fund expenses; however, the Advisor is not required to do so.  The Advisor has waived 60% of its fee earned through March 30, 2010.

The Codification clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and establishes the following fair value hierarchy:

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Trust has the ability to access;

Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as interest rates and yield curves that are observable at commonly quoted intervals; and

Level 3 inputs are unobservable inputs for the asset or liability that are typically based on an entity’s own assumptions as there is little, if any, related market activity.

For instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the fair value measurement will fall within the lowest level input that is significant to the fair value measurement in its entirety.

The fair value of the Trust’s investment in mutual fund is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements.  No other assets or liabilities of the Trust are measured at fair value under the guidance on Fair Value Measurements as of March 30, 2010 and 2009.

5.	Investments in Bonds

The Trust carried its investments in bonds as available-for-sale because such investments were used to facilitate and provide flexibility for the Trust's obligations, including resolving circumstances that may have arisen in connection with the Local Partnerships.  All such investments had matured and/or been redeemed or sold as of March 30, 2009.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships

As of March 30, 2010, the Trust owns a 98.9% - 99% Local Partnership Interest in the following Local Partnerships:

1.	ACP Housing Associates, L.P.;
2.	Creative Choice Homes VII, Ltd. (“Creative Choice”);
3.	Edgewood Manor Associates, L.P. (“Edgewood”);
4.	Ledge/McLaren Limited Partnership;
5.	Penn Apartment Associates;
6.	SB-92 Limited Partnership;
7.	St. Christopher's Associates, L.P. V (“St. Christopher’s”);
8.	St. John Housing Associates, L.P. (“St. John Housing”);
9.	Starved Rock - LaSalle Manor Limited Partnership (“Starved Rock”); and
10.	Vision Limited Dividend Housing Association Limited Partnership.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the “Compliance Period”).  The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations.  Under the terms of each of the Local Partnership’s partnership agreements, the Trust has committed to make capital contribution payments in the aggregate amount of $14,837,956, which includes Advances made to certain Local Partnerships (see discussion below) and all of which has been paid.  Restricted cash in the accompanying balance sheet as of March 30, 2009 represents accrued interest of $3,008 on a previously outstanding capital contribution.  As of December 31, 2009 the Local Partnerships have outstanding mortgage loans payable totaling approximately $20,046,000 and accrued interest payable on such loans totaling approximately $4,119,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Trust’s investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1).  The amount of such excess losses applied to other partners' capital was $696,720, $47,615, and $1,124,445 for the years ended December 31, 2009, 2008 and 2007, respectively, as reflected in the combined statements of operations of the Local Partnerships herein Note 6.

As a result of management’s assessment of the carrying value of the investment in local partnerships under applicable accounting guidelines (see Note 1), the Trust reduced its investment in Starved Rock by $206,098 for the year ended March 30, 2008.  Such loss is included in equity in loss of investment in local partnerships in the accompanying statement of operations of the Trust for the year ended March 30, 2008.

The difference between the Partnership’s investment in local partnerships as of March 30, 2010 and 2009 and the amounts reflected as the Partnership’s investment balance in the combined balance sheets of the Local Partnerships as of December 31, 2009 and 2008 herein Note 6 represents cumulative carrying value adjustments made by the Partnership (see Note 1) in the amount of $1,667,948.

Edgewood is in default under the terms of its first mortgage and a default has been declared by the lender; delinquent payments of principal, interest and certain fees represent a cumulative arrearage of approximately $32,000 as of June 2010.  During the year ended March 30, 2008, the Trust made Advances of $45,000 to Edgewood to fund operating deficits; cumulative Advances as of March 30, 2010 and 2009 are $90,000.  The Trust’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005 and Advances made by the Trust were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.

During the year ended March 30, 2010, the Trust made Advances of $6,092 to St. Christopher's to fund operating deficits.  Cumulative Advances as of March 30, 2010 are $6,092.  The Trust’s investment balance in St. Christopher’s, after cumulative equity losses, became zero during the year ended March 30, 2004 and Advances made by the Trust were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

Creative Choice reported net income for the year ended December 31, 2008 resulting from a reduction in accrued expenses to an affiliate of the Local General Partner of Creative Choice of approximately $700,000, which amount is included in interest and other revenue in the combined statement of operations of the Local Partnerships for the year ended December 31, 2008 herein Note 6.  Such expenses were accrued in a prior year in connection with damages resulting from a major hurricane.  Such adjustment to the accounts of Creative Choice had no impact on the financial statements of the Trust.  The Trust’s investment balance in Creative Choice, after cumulative equity losses, became zero during the year ended March 30, 2006.

The combined balance sheets of the Local Partnerships as of December 31, 2009 and 2008 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2009, 2008 and 2007 are reflected on pages 30 and 31, respectively.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

The combined balance sheets of the Local Partnerships as of December 31, 2009 and 2008 are as follows:

	2009	2008

ASSETS

Cash and cash equivalents	$427,374	$405,372
Rents receivable	70,342	64,307
Escrow deposits and reserves	1,982,368	1,970,445
Land	1,213,303	1,213,303
Buildings and improvements (net of accumulated depreciation of $16,718,268 and $15,616,658)	18,204,730	19,210,075
Intangible assets (net of accumulated amortization of $193,618 and $179,500)	238,362	252,480
Other assets	457,981	477,214

	$22,594,460	$23,593,196

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$893,753	$1,062,470
Due to related parties	2,216,407	2,280,137
Mortgage loans	20,046,007	20,535,639
Notes payable	100,000	100,000
Accrued interest	4,119,368	3,738,421
Other liabilities	394,734	397,886

	27,770,269	28,114,553

Partners' equity (deficit)

American Tax Credit Trust, Series I
Capital contributions, net of distributions	13,855,466	13,909,607
Cumulative loss	(10,060,820)	(10,163,853)

	3,794,646	3,745,754
General partners and other limited partners
Capital contributions, net of distributions	472,225	472,833
Cumulative loss	(9,442,680)	(8,739,944)

	(8,970,455)	(8,267,111)

	(5,175,809)	(4,521,357)

	$22,594,460	$23,593,196

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

REVENUE

Rental	$4,558,362	$4,381,951	$4,339,971
Interest and other	309,213	1,041,420	201,100

TOTAL REVENUE	4,867,575	5,423,371	4,541,071

EXPENSES

Administrative	1,071,204	1,023,796	1,072,012
Utilities	743,172	856,384	865,125
Operating and maintenance	1,224,343	1,095,304	1,278,158
Taxes and insurance	470,561	555,088	584,747
Financial	842,269	741,004	781,769
Depreciation and amortization	1,115,729	1,119,777	1,137,709

TOTAL EXPENSES	5,467,278	5,391,353	5,719,520

NET INCOME (LOSS)	$(599,703)	$32,018	$(1,178,449)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Trust, Series I	$103,033	$79,327	$(42,198)
General partners and other limited partners (includes $696,720, $47,615 and $1,124,445 of Trust loss in excess of investment)	(702,736)	(47,309)	(1,136,251)

	$(599,703)	$32,018	$(1,178,449)

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 2010 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2009	Investments (voluntary advances) during the year ended March 30, 2010	Trust's equity in income (loss) for the year ended March 30, 2010		Adjustment to carrying value during the year ended March 30, 2010	Cash Distributions received during the year ended March 30, 2010	Investment in Local Partnership balance as of March 30, 2010

ACP Housing Associates, L.P.	$—	$—	$—	(1)	$—	$—	$—

Creative Choice Homes VII, Ltd.	—	—	—	(1)	—	—	—

Edgewood Manor Associates, L.P.	—	—	—	(1)	—	—	—

Ledge/McLaren Limited Partnership	—	—	—	(1)	—	—	—

Penn Apartment Associates	—	—	—	(1)	—	—	—

SB-92 Limited Partnership	—	—	—	(1)	—	—	—

St. Christopher’s Associates, L.P. V	—	6,092	(6,092	) (2)	—	—	—

St. John Housing Associates, L.P.	2,077,806	—	109,125		—	(60,233)	2,126,698

Starved Rock - LaSalle Manor Limited Partnership	—	—	—	(1)	—	—	—

Vision Limited Dividend Housing Association Limited Partnership	—	—	—	(1)	—	—	—

	$2,077,806	$6,092	$103,033		$—	$(60,233)	$2,126,698

(1)	Additional equity in loss of investment is not allocated to the Trust until equity in income is earned or additional investment is made by the Trust
(2)	The Trust’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 2009 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2008	Investments (voluntary advances) during the year ended March 30, 2009	Trust's equity in income for the year ended March 30, 2009		Adjustment to carrying value during the year ended March 30, 2009	Cash distributions received during the year ended March 30, 2009 (2)	Investment in Local Partnership balance as of March 30, 2009

ACP Housing Associates, L.P.	$—	$—	$—	(1)	$—	$—	$—

Creative Choice Homes VII, Ltd.	—	—	—	(1)	—	—	—

Edgewood Manor Associates, L.P.	—	—	—	(1)	—	—	—

Ledge/McLaren Limited Partnership	—	—	—	(1)	—	—	—

Penn Apartment Associates	—	—	—	(1)	—	—	—

SB-92 Limited Partnership	—	—	—	(1)	—	—	—

St. Christopher’s Associates, L.P. V	—	—	—	(1)	—	—	—

St. John Housing Associates, L.P.	2,053,919	—	79,327		—	(55,440)	2,077,806

Starved Rock - LaSalle Manor Limited Partnership	—	—	—	(1)	—	—	—

Vision Limited Dividend Housing Association Limited Partnership	—	—	—	(1)	—	—	—

	$2,053,919	$—	$79,327		$—	$(55,440)	$2,077,806

(1)	Additional equity in loss of investment is not allocated to the Trust until equity in income is earned or additional investment is made by the Trust
(2)	The total excludes $750 of distributions received classified as other income from local partnerships.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

Property information for each Local Partnership as of December 31, 2009 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

ACP Housing Associates, L.P.	$1,461,862	$14,000	$2,505,364	$(916,937)
Creative Choice Homes VII, Ltd.	1,481,636	500,000	4,137,851	(1,737,811)
Edgewood Manor Associates, L.P.	1,817,774	—	8,551	—
Ledge/McLaren Limited Partnership	416,139	123,673	695,545	(310,130)
Penn Apartment Associates	963,000	13,357	1,839,906	(759,902)
SB-92 Limited Partnership	2,978,923	73,000	4,534,111	(2,059,291)
St. Christopher’s Associates, L.P. V	2,180,000	31,829	2,868,893	(1,980,733)
St. John Housing Associates, L.P.	3,456,631	74,800	8,279,308	(3,740,696)
Starved Rock – LaSalle Manor Limited Partnership	1,938,112	202,845	3,088,189	(1,205,629)
Vision Limited Dividend Housing Association Limited Partnership	3,351,930	179,799	6,965,280	(4,007,139)

	$20,046,007	$1,213,303	$34,922,998	$(16,718,268)

Property information for each Local Partnership as of December 31, 2008 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

ACP Housing Associates, L.P.	$1,467,056	$14,000	$2,505,364	$(856,670)
Creative Choice Homes VII, Ltd.	1,567,443	500,000	4,137,851	(1,625,182)
Edgewood Manor Associates, L.P.	1,817,774	—	8,551	—
Ledge/McLaren Limited Partnership	420,132	123,673	695,545	(289,095)
Penn Apartment Associates	963,000	13,357	1,832,106	(706,678)
SB-92 Limited Partnership	3,000,308	73,000	4,518,906	(1,891,074)
St. Christopher’s Associates, L.P. V	2,180,000	31,829	2,863,993	(1,868,899)
St. John Housing Associates, L.P.	3,621,846	74,800	8,279,308	(3,534,491)
Starved Rock – LaSalle Manor Limited Partnership	1,960,226	202,845	3,019,829	(1,101,313)
Vision Limited Dividend Housing Association Limited Partnership	3,537,854	179,799	6,965,280	(3,743,256)

	$20,535,639	$1,213,303	$34,826,733	$(15,616,658)

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

The summary of property activity during the year ended December 31, 2009 is as follows:

	Balance as of December 31, 2008	Net change during the year ended December 31, 2009	Balance as of December 31, 2009

Land	$1,213,303	$—	$1,213,303
Buildings and improvements	34,826,733	96,265	34,922,998
	36,040,036	96,265	36,136,301
Accumulated depreciation	(15,616,658)	(1,101,610)	(16,718,268)
	$20,423,378	$(1,005,345)	$19,418,033

The Trust’s investment in St. John Housing represents more then 20% of the Trust’s total assets as of March 30, 2010 and 2009 and the equity in income recognized by the Trust for the years ended March 30, 2010 and 2009 in connection with St. John Housing represents more than 20% of the Trust’s net loss for such years.  The following financial information represents certain balance sheet and operating statement data of St. John Housing as of and for the years ended December 31, 2009 and 2008:

	2009	2008

Total assets	$5,794,519	$5,996,231

Total liabilities	$3,680,470	$3,931,568

Revenue	$1,393,140	$1,313,998

Net income	$110,227	$80,128

7.	Transactions with Manager and Affiliates

Pursuant to the Trust Agreement, the Trust incurs an annual management fee (the “Management Fee”) payable to the Manager for its services in connection with the management of the affairs of the Trust.  The annual Management Fee is equal to 0.5% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties.  The Trust incurred a Management Fee of $192,141 for each of the years ended March 30, 2010, 2009 and 2008.  Unpaid Management Fees in the amount of $959,099 and $826,034 are recorded as payable to manager and affiliates in the accompanying balance sheets as of March 30, 2010 and 2009, respectively.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

8.	Taxable Loss

A reconciliation of the financial statement net loss of the Trust for the years ended March 30, 2010, 2009 and 2008 to the tax return loss for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2010	2009	2008

Financial statement net loss for the years ended March 30, 2010, 2009 and 2008	$(137,903)	$(151,904)	$(428,175)

Add (less) net transactions occurring between
January 1, 2007 and March 30, 2007	—	—	(36,415)
January 1, 2008 and March 30, 2008	—	(61,054)	61,054
January 1, 2009 and March 30, 2009	(65,961)	65,961	—
January 1, 2010 and March 30, 2010	64,011	—	—

Adjusted financial statement net loss for the years ended December 31, 2009, 2008 and 2007	(139,853)	(146,997)	(403,536)

Adjustment to management fee pursuant to Internal Revenue Code Section 267	(49,225)	183,496	30,631

Differences arising from equity in loss of investment in local partnerships	(1,016,795)	(368,062)	(1,553,847)

Other income from local partnerships	—	(750)	—

Other differences	799	499	(99)

Tax return loss for the years ended December 31, 2009, 2008 and 2007	$(1,205,074)	$(331,814)	$(1,926,851)

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2009 and 2008 are as follows:

	2009	2008

Investment in local partnerships - financial reporting	$2,126,698	$2,077,806
Investment in local partnerships – tax	(3,645,493)	(2,671,498)

	$5,772,191	$4,749,304

Payable to manager and affiliates in the accompanying balance sheets represents accrued management fees, which are not deductible for tax purposes until paid pursuant to Internal Revenue Code Section 267.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

9.	Fair Value of Financial Instruments

The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

Investment in Mutual Fund

The investment in mutual fund is carried at estimated fair value.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager concluded that Registrant’s disclosure controls and procedures were effective as of March 30, 2010.

Item 9A(T).  Management’s Annual Report on Internal Control over Financial Reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of March 30, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 30, 2010 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Registrant has no officers or directors.  The Manager manages Registrant's affairs and has general responsibility and authority in all matters affecting its business.  The executive officers and director of the Manager are:

Name	Served in present capacity since[1]	Position held

Richard Paul Richman	May 10, 1993	Director
David A. Salzman	February 1, 2001	President
James Hussey	January 20, 2009	Vice President and Treasurer
Gina K. Dodge	May 10, 1993	Secretary
Charles L. Krafnick	February 1, 2003	Assistant Treasurer

1Director holds office until his successor is elected and qualified.  All officers serve at the pleasure of the Director.

Richard Paul Richman, age 62, is the sole Director of the Manager.  Mr. Richman is the Chairman and a stockholder of Richman Group.  Mr. Richman is involved in the syndication, development and management of residential property.  Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of the Manager and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of the Manager and the general partner of Wilder Richman Historic Properties II, L.P., the director of Richman Tax Credit Properties Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties L.P., the director of Richman Tax Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties II L.P. and the director of Richman Housing Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties III L.P.

David A. Salzman, age 49, is the President of the Manager and is a stockholder and the President of Richman Group.  Mr. Salzman has been employed by Richman Group or an affiliate since 1986 and is responsible for the acquisition of residential real estate for syndication for Richman Group.

James Hussey, age 49, is a Vice President and the Treasurer of the Manager.  Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the finance operations of Richman Group.  In addition, Mr. Hussey is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of the Manager.  Mr. Hussey’s is engaged primarily in the partnership management and finance operations of RAM.  Prior to joining RAM, Mr. Hussey, a Certified Public Accountant, was the Chief Financial Officer of WCI Communities Inc. NE Region and Spectrum Communities, LLC.  From 1989 to 1998, Mr. Hussey held various positions with Center Development Corp, a developer of affordable housing in the New York metropolitan area.

Gina K. Dodge, age 54, is the Secretary of the Manager and a Vice President and the Secretary of Richman Group.  Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, Ms. Dodge is responsible for communications with investors.

Charles L. Krafnick, age 48, is the Assistant Treasurer of the Manager and is the Assistant Treasurer of Richman Group.  Mr. Krafnick has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group.  In addition, Mr. Krafnick is the Assistant Treasurer of RAM.  Mr. Krafnick's responsibilities in connection with RAM include various finance and partnership management functions.

Registrant is not aware of any family relationship between the director and executive officers listed in this Item 10.

Registrant is not aware of the involvement in certain legal proceedings with respect to the director and executive officers listed in this Item 10.

Mr. Richman, Mr. Hussey and Mr. Krafnick serve on a committee that performs the functions of an audit committee on behalf of Registrant (the “Audit Committee”). Each of Mr. Richman, Mr. Hussey and Mr. Krafnick meets the qualifications of an audit committee financial expert. Mr. Richman, Mr. Hussey and Mr. Krafnick are not independent under the Nasdaq Stock Market independence standards; however Registrant believes that each exercises his judgment in the best interest of Registrant with respect to matters that would ordinarily be passed upon by an audit committee.

Item 10.  Directors, Executive Officers and Corporate Governance (Continued).

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

Item 11.  Executive Compensation.

Registrant has no officers or directors.  Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of the Manager and did not pay any such compensation during the year ended March 30, 2010 or during the prior two fiscal years.  During the year ended March 30, 2010 and during the prior two fiscal years, the Manager did not pay any compensation to any of its officers or its director.  The director and certain officers of the Manager receive compensation from certain affiliates of the Manager for services performed for various affiliated entities which may include services performed for Registrant.

Under the terms of the Trust Agreement, Registrant has entered into certain arrangements with the Manager and certain of its affiliates which provide for compensation to be paid to the Manager and certain of its affiliates.  See Note 7 to the audited financial statements included in Item 8 - “Financial Statements and Supplementary Data” of this Annual Report.

Tabular information concerning salaries, bonuses and other types of compensation payable to executive officers has not been included in this Annual Report.  As noted above, Registrant has no executive officers.  The levels of compensation payable to the Manager and/or its affiliates are limited by the terms of the Trust Agreement and may not be increased therefrom on a discretionary basis.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Two affiliates of Everest Properties, Inc., having the mailing address 199 S. Los Robles Avenue, Suite 200, Pasadena, California 91101, together own 2,214 Units, representing approximately 11.9% of all such Units.  As of approximately June 15, 2010, no person or entity, other than the affiliates of Everest Properties, Inc. noted above, was known by Registrant to be the beneficial owner of more than five percent of the Units.

Neither the Manager nor the director or any officer of the Manager own any Units.  The majority owner of the Manager is Richard Paul Richman.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons

The Manager and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Note 7 to the audited financial statements included in Item 8 - "Financial Statements and Supplementary Data” herein.  Such fees will continue to be incurred by Registrant during the fiscal year ending March 30, 2011.

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

Indebtedness of Management

No officer or director of the Manager or any affiliate of the foregoing was indebted to Registrant at any time during the fiscal years ended March 30, 2010 and 2009.

Item 13.  Certain Relationships and Related Transactions and Director Independence (Continued).

Corporate Governance

As discussed elsewhere in this annual report, Registrant does not have any directors, although as noted above Mr. Richman, Mr. Hussey and Mr. Krafnick serve on a committee that performs the functions of an audit committee on behalf of Registrant. Under Nasdaq Stock Market independence standards, Mr. Richman, Mr. Hussey and Mr. Krafnick would not be considered independent as they serve as officers of the Manager. Although Mr. Richman, Mr. Hussey and Mr. Krafnick are not independent under Nasdaq rules, Registrant believes that each exercises his judgment in the best interest of Registrant with respect to matters that would ordinarily be passed upon by an audit committee.  Registrant is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent, and Registrant is not required to have an audit committee which consists of independent directors and meets the other requirements of the Securities Exchange Act of 1934 and the rules promulgated thereunder.

Item 14.  Principal Accountant Fees and Services.

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered for the years ended March 30, 2010 and 2009:

	2010	2009

Audit Fees	$21,600	$24,000
Audit-Related Fees	—	—
Tax Fees	$7,200	$8,000
All Other Fees	—	—

Audit fees consist of fees for the annual audit and review of Registrant’s financial statements and assistance with and review of documents filed with the SEC.  Tax fees generally represent fees for annual tax return preparation.  There were no other accounting fees incurred by Registrant in fiscal 2010 and 2009.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee.

The Audit Committee approved all fiscal 2010 and 2009 principal accountant fees and services.

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

(3)  Exhibits

	Exhibit	Incorporated by Reference to

4.1	Fourth Amended and Restated Agreement of Trust of Registrant	Appendix A to Registrant’s Prospectus filed September 21, 1993 (File No. 33-58032)

10.1	Credit Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.2	Security and Pledge Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.3	Cash Collateral Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.4	Promissory Note dated December 27, 1993 from Trust to Citibank N.A.	Exhibit 10.4 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.5	Tri-Party Agreement dated as of December 27, 1993 between Trust, Citibank N.A. and United States Trust Company of New York	Exhibit 10.5 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.6	ACP Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-24600)

10.7	Creative Choice Homes VII, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1994 (File No. 0-24600)

10.8	Edgewood Manor Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)

10.9	Ledge / McLaren Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1994 (File No. 0-24600)

	Exhibit	Incorporated by Reference to

10.10	Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.7 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)

10.11	First Amendment to Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)

10.12	Second Amendment to Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.9 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)

10.13	SB-92 Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.14	St. Christopher's Associates, L.P. V Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended June 29, 1994 (File No. 33-58032)

10.15	St. John Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.7 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.16	Starved Rock - LaSalle Manor Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-24600)

10.17	Vision Limited Dividend Housing Association Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1994 (File No. 0-24600)

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

99.1	Pages 11 through 21 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.1 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.2	Pages 26 through 48 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.2 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.3	Pages 63 through 65 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.3 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.4	Supplement No. 2 dated November 16, 1993 to Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.4 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.5	Supplement No. 3 dated November 23, 1994 to Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.5 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

	Exhibit	Incorporated by Reference to

99.6	Supplement No. 4 dated December 28, 1994 to Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.6 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.7	Independent Auditor’s Report of ACP Housing Associates, L.P. as of and for the year ended December 31, 2004	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-24600)

99.8	Independent Auditors’ Report of Creative Choice Homes VII, Ltd. as of and for the year ended December 31, 2004	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-24600)

99.9	Report of Independent Registered Public Accounting Firm of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-24600)

99.10	Report of Independent Registered Public Accounting Firm of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.8 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-24600)

99.11	Audited Financial Statements of Creative Choice Homes VII, Ltd. as of and for the year ended December 31, 2005	Exhibit 99.9 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-24600)

99.12	Audited Financial Statements of St. John Housing Associates Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-24600)

99.13	Independent Auditors’ Report of Ledge/McLaren Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-24600)

99.14	Audited Financial Statements of St. John Housing Associates Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-24600)

99.15	Audited Financial Statements of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.13 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-24600)

99.16	Deferred Fee Agreement between Registrant, the Manager and ML Fund Administrators Inc.	Exhibit 99.16 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

*Filed herewith.

(b) Exhibits

See (a)(3) above.

(c) Financial Statement Schedules

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

By: Richman American Credit Corp.,
The Manager

Dated: June 24, 2010	/s/David Salzman
David Salzman
Chief Executive Officer

Dated: June 24, 2010	/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Salzman	Chief Executive Officer of the Manager	June 24, 2010
(David Salzman)

/s/James Hussey	Chief Financial Officer of the Manager	June 24, 2010
(James Hussey)

/s/Richard Paul Richman	Director of the Manager	June 24, 2010
(Richard Paul Richman)