Form 10-Q
period 2010-06-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 2010-07-29
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2010

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

Yes  ☐   No  ☒

As of July 29, 2010, there are 18,654 units of beneficial ownership interest outstanding.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Part I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
BALANCE SHEETS
(UNAUDITED)

	June 29, 2010	March 30, 2010

ASSETS

Cash and cash equivalents	$215,465	$286,543
Investment in mutual fund	1,114,097	1,113,737
Investment in bond	97,370
Interest receivable	2,292
Investment in local partnerships	2,147,932	2,126,698

	$3,577,156	$3,526,978

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$9,240	$32,561
Payable to manager and affiliates	1,006,274	959,099

	1,015,514	991,660

Commitments and contingencies

Owners’ equity (deficit)

Manager	(138,227)	(138,529)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)	2,703,711	2,673,847
Accumulated other comprehensive loss	(3,842)

	2,561,642	2,535,318

	$3,577,156	$3,526,978

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 29, 2010 AND 2009
(UNAUDITED)

	2010	2009

REVENUE

Interest	$3,388	$54
Other income from local partnerships	2,500

TOTAL REVENUE	5,888	54

EXPENSES

Management fee	48,036	48,036
Professional fees	7,421	13,936
Printing, postage and other	1,731	738

TOTAL EXPENSES	57,188	62,710

	(51,300)	(62,656)

Equity in income of investment in local partnerships	81,466	43,236

NET INCOME (LOSS)	30,166	(19,420)

Other comprehensive loss	(3,842)

COMPREHENSIVE INCOME (LOSS)	$26,324	$(19,420)

NET INCOME (LOSS) ATTRIBUTABLE TO

Manager	$302	$(194)
Beneficial owners	29,864	(19,226)

	$30,166	$(19,420)

NET INCOME (LOSS) per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)	$1.60	$(1.03)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received (paid)	$3,051	$(2,954)
Cash paid for
Management fee	(861)	(2,882)
Professional fees	(29,818)	(38,218)
Printing, postage and other expenses	(2,655)	(2,589)

Net cash used in operating activities	(30,283)	(46,643)

CASH FLOWS FROM INVESTING ACTIVITIES

Distributions received from local partnerships	62,732	60,233
Investments in mutual fund	(2,587)
Investment in bond	(100,940)
Voluntary advances to local partnerships		(6,092)
Transfer from restricted cash		3,008

Net cash provided by (used in) investing activities	(40,795)	57,149

Net increase (decrease) in cash and cash equivalents	(71,078)	10,506

Cash and cash equivalents at beginning of period	286,543	1,461,329

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$215,465	$1,471,835

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$30,166	$(19,420)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in income of investment in local partnerships	(81,466)	(43,236)
Other income from local partnerships	(2,500)
Amortization of premium on investment in bond	205
Increase in interest receivable	(542)
Decrease in accounts payable and accrued expenses	(23,321)	(26,133)
Increase in payable to manager and affiliates	47,175	45,154
Decrease in interest payable		(3,008)

NET CASH USED IN OPERATING ACTIVITIES	$(30,283)	$(46,643)

SIGNIFICANT NONCASH INVESTING ACTIVITIES

Unrealized loss on investment in mutual fund	$2,227

Unrealized loss on investment in bond	$1,615

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2010
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted, in part, by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information.  In the opinion of the Manager, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2010 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the three months ended June 29, 2010 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Trust owns a 98.9% - 99% limited partner interest (the “Local Partnership Interests”) in ten Local Partnerships and has committed to make capital contribution payments in the aggregate amount of $14,837,956, which includes voluntary advances made to certain Local Partnerships and all of which has been paid.  The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships.

For the three months ended June 29, 2010, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2010	$2,126,698

Equity in income of investment in local partnerships	81,466	*

Distributions received from Local Partnerships	(62,732)

Distributions classified as other income	2,500

Investment in local partnerships as of June 29, 2010	$2,147,932

* In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership’s investment balance in each Local Partnership.  Equity in loss in excess of the Partnership’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership.

Edgewood Manor Associates, L.P. (“Edgewood”) is in default under the terms of its first mortgage and a default has been declared by the lender; delinquent payments of principal, interest and certain fees represent a cumulative arrearage of approximately $33,000 as of July 2010.  The Trust has made cumulative voluntary advances to Edgewood of $90,000 as of June 29, 2010 to fund operating deficits, none of which were made during the three months then ended.  The Trust’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005 and voluntary advances made by the Trust were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.

The Trust’s investment balance in St. John Housing Associates, L.P. (“St. John Housing”) represents more than 20% of the Trust’s total assets as of June 29, 2010 and equity in income of investment in local partnerships reflected in the accompanying unaudited statement of operations for the three months ended June 29, 2010 is attributable to St. John Housing.  The following financial information represents certain unaudited operating statement data of St. John Housing for the three months ended March 31, 2010:

Revenue	$356,015

Net income	$82,289

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 29, 2010
(UNAUDITED)

3.	Investment in Mutual Fund

The Partnership carries its investment in mutual fund (the “Fund”) at estimated fair value.  The fair value of the Partnership’s investment in mutual fund is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820.  Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access.  The Fund’s net asset value (“NAV”) is $9.98 per share as of June 29, 2010.  The unrealized loss of $2,227 is included as a component of accumulated other comprehensive loss in the accompanying unaudited financial statements as of and for the three months ended June 29, 2010.

4.	Investment in Bond

The Partnership carries its investment in bond as available-for-sale because such investment is used to facilitate and provide flexibility for its obligations, including resolving circumstances that may arise in connection with the Local Partnerships.  Investment in bond is reflected in the accompanying unaudited balance sheet as of June 29, 2010 at estimated fair value and is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see discussion in Note 3 above).  The unrealized loss of $1,615 is included as a component of accumulated other comprehensive loss in the accompanying unaudited financial statements as of and for the three months ended June 29, 2010.

As of June 29, 2010, certain information concerning investment in bond is as follows:

Description and maturity	Amortized cost	Gross unrealized gain	Gross unrealized loss	Estimated fair value

Corporate debt security After ten years	$98,985	$—	$(1,615)	$97,370

5.	Additional Information

Additional information, including the audited March 30, 2010 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Trust’s Annual Report on Form 10-K for the fiscal year ended March 30, 2010 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of June 29, 2010, American Tax Credit Trust (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2010.  Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the three months ended June 29, 2010, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and investments in a mutual fund and a bond.  Cash and cash equivalents, investment in mutual fund and investment in bond increased, in the aggregate, by approximately $27,000 during the three months ended June 29, 2010 (which includes unrealized losses on investment in mutual fund and investment in bond in the aggregate of approximately $4,000).  Registrant intends to hold the bond until its call date (September 2013) and therefore does not expect to realize significant gains or losses on its investment in bond, if any.  During the three months ended June 29, 2010, the investment in local partnerships increased as a result of equity in the Local Partnerships’ net income for the three months ended March 31, 2010 of $81,466, partially offset by distributions received from Local Partnerships of $60,232 (excluding $2,500 of distributions classified as other income from local partnerships).  Payable to manager and affiliates in the accompanying unaudited balance sheet as of June 29, 2010 represents deferred management fees.

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

Registrant’s operations for the three months ended June 29, 2010 and 2009 resulted in net income (loss) of $30,166 and $(19,420), respectively.  The increase in net income from fiscal 2009 to fiscal 2010 is primarily attributable to (i) an increase in equity in income of investment in local partnerships of approximately $38,000, which is attributable to an increase in the net operating income of the Local Partnership in which Registrant continues to have an investment balance, (ii) an increase in interest revenue and other income from local partnerships in the aggregate amount of approximately $6,000 and (iii) a decrease in operating expenses of approximately $5,000.  Other comprehensive loss for the three months ended June 29, 2010 resulted from net unrealized losses on investment in mutual fund and investment in bond of $2,227 and $1,615, respectively.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective has been to provide Low-income Tax Credits to its beneficial owners (the “Beneficial Owners”).  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period.  Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements.  The Compliance Period of all but one of the Local Partnerships had expired as of December 31, 2009, with the remaining Local Partnership’s Compliance Period expiring on December 31, 2010.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its limited partner interests in the Local Partnerships (the “Local Partnership Interests”).  With the understanding of the expiration of the respective Compliance Periods as noted above, Registrant has served a demand on the local general partners (the “Local General Partners”) to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s Local Partnership Interests.  It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  Registrant intends to dissolve after the final disposition of its Local Partnership Interests.  There can be no assurance as to when Registrant will dispose of its Local Partnership Interests.

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
Series I

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Edgewood Manor Associates, L.P. (“Edgewood”) is currently in default under the terms of its first mortgage and a default has been declared by the lender; delinquent payments of principal, interest and certain fees represent a cumulative arrearage of approximately $33,000 as of July 2010.  Registrant has made cumulative voluntary advances of $90,000 to Edgewood to fund operating deficits as of June 29, 2010, none of which were made during the three months then ended.  Registrant’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005 and voluntary advances made by Registrant were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.  The Compliance Period for Edgewood has expired.

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

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10, because Registrant is not considered the primary beneficiary.  Registrant’s balance in investment in local partnerships, plus the risk of recapture of tax credits previously recognized on certain of such investments, represents the maximum exposure to loss in connection with such investments.  Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the Local General Partners and their guarantees against credit recapture.

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

The market value of Registrant’s investment in bond is subject to fluctuation based upon changes in interest rates relative to the investment’s maturity date and the associated bond rating.  Since Registrant’s investment in bond is callable in 2013, the value of such investment may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate the investment prior to its call date.  Although Registrant may utilize the investment to pay for its operating expenses and/or for certain Local Partnership matters, it otherwise intends to hold such investment to its call date.  Therefore, Registrant does not anticipate any material adverse impact in connection with such investment.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended June 29, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager concluded that Registrant’s disclosure controls and procedures were effective as of June 29, 2010.

Item 4T.  Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended June 29, 2010 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None; see Item 2 of Part I regarding the mortgage default of a certain Local Partnership.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

By: Richman American Credit Corp.,
The Manager

Dated: July 29, 2010	/s/David Salzman
by: David Salzman
Chief Executive Officer

Dated: July 29, 2010	/s/James Hussey
by: James Hussey
Chief Financial Officer

Dated: July 29, 2010	/s/Richard Paul Richman
by: Richard Paul Richman
Director