Form 10-Q
period 2010-09-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 2010-11-03
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2010

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

Yes ☐  No ☒

As of November 3, 2010, there are 18,654 units of beneficial ownership interest outstanding.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Part I - FINANCIAL INFORMATION
Table of Contents

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
BALANCE SHEETS
(UNAUDITED)

	September 29, 2010	March 30, 2010

ASSETS

Cash and cash equivalents	$210,528	$286,543
Investment in mutual fund	1,127,916	1,113,737
Investment in bond	100,100
Interest receivable	99
Investment in local partnerships	2,177,767	2,126,698

	$3,616,410	$3,526,978

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$13,290	$32,561
Payable to manager and affiliates	1,052,157	959,099

	1,065,447	991,660

Commitments and contingencies

Owners’ equity (deficit)

Manager	(138,468)	(138,529)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)	2,679,871	2,673,847
Accumulated other comprehensive income	9,560

	2,550,963	2,535,318

	$3,616,410	$3,526,978

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 2010 AND 2009
(UNAUDITED)

	Three Months Ended September 29, 2010	Six Months Ended September 29, 2010	Three Months Ended September 29, 2009	Six Months Ended September 29, 2009

REVENUE

Interest	$5,794	$9,182	$8	$62
Other income from local partnerships		2,500

TOTAL REVENUE	5,794	11,682	8	62

EXPENSES

Management fee	48,035	96,071	48,035	96,071
Professional fees	7,723	15,144	7,793	21,729
Printing, postage and other	3,952	5,683	1,023	1,761

TOTAL EXPENSES	59,710	116,898	56,851	119,561

	(53,916)	(105,216)	(56,843)	(119,499)

Equity in income of investment in local partnerships	29,835	111,301	17,675	60,911

NET INCOME (LOSS)	(24,081)	6,085	(39,168)	(58,588)

Other comprehensive income	13,402	9,560

COMPREHENSIVE INCOME (LOSS)	$(10,679)	$15,645	$(39,168)	$(58,588)

NET INCOME (LOSS) ATTRIBUTABLE TO

Manager	$(241)	$61	$(392)	$(586)
Beneficial owners	(23,840)	6,024	(38,776)	(58,002)

	$(24,081)	$6,085	$(39,168)	$(58,588)

NET INCOME (LOSS) per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)	$(1.28)	$.32	$(2.08)	$(3.11)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 29, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received (paid)	$11,652	$(2,946)
Cash paid for
Management fee	(3,013)	(55,043)
Professional fees	(31,887)	(45,483)
Printing, postage and other expenses	(8,211)	(2,785)

Net cash used in operating activities	(31,459)	(106,257)

CASH FLOWS FROM INVESTING ACTIVITIES

Distributions received from local partnerships	62,732	60,233
Investments in mutual fund	(6,348)
Investment in bond	(100,940)
Voluntary advances to local partnerships		(6,092)
Transfer from restricted cash		3,008

Net cash provided by (used in) investing activities	(44,556)	57,149

Net decrease in cash and cash equivalents	(76,015)	(49,108)

Cash and cash equivalents at beginning of period	286,543	1,461,329

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$210,528	$1,412,221

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$6,085	$(58,588)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in income of investment in local partnerships	(111,301)	(60,911)
Other income from local partnerships	(2,500)
Amortization of premium on investment in bond	819
Decrease in interest receivable	1,651
Decrease in accounts payable and accrued expenses	(19,271)	(24,778)
Increase in payable to manager and affiliates	93,058	41,028
Decrease in interest payable		(3,008)

NET CASH USED IN OPERATING ACTIVITIES	$(31,459)	$(106,257)

SIGNIFICANT NONCASH INVESTING ACTIVITIES

Unrealized gain on investment in mutual fund	$7,831

Unrealized gain on investment in bond	$1,729

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 29, 2010
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Trust, a Delaware statutory business Trust Series I (the “Trust”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted, in part, by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information.  In the opinion of the Manager, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2010 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the six months ended September 29, 2010 are not necessarily indicative of the results that may be expected for the entire year.

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

For the six months ended September 29, 2010, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2010	$2,126,698

Equity in income of investment in local partnerships	111,301	*

Distributions received from Local Partnerships	(62,732)

Distributions classified as other income	2,500

Investment in local partnerships as of September 29, 2010	$2,177,767

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

As a result of a violation of certain terms of the regulatory agreement (the “Regulatory Agreement”) entered into in connection with its mortgage, the lender has declared Vision Limited Dividend Housing Association Limited Partnership (“Vision”) in default under the terms of the mortgage.  The lender has granted the Local General Partner of Vision an extension to December 31, 2010 to cure the violation of the Regulatory Agreement.  The Local General Partner of Vision represents that payments on the mortgage and real estate taxes are current.  The Partnership’s investment balance in Vision, after cumulative equity losses, became zero during the year ended March 30, 2005.

Edgewood Manor Associates, L.P. (“Edgewood”) is in default under the terms of its first mortgage and a default has been declared by the lender; delinquent payments of principal, interest and certain fees represent a cumulative arrearage of approximately $36,000 as of October 2010.  The Trust has made cumulative voluntary advances to Edgewood of $90,000 as of September 29, 2010 to fund operating deficits, none of which were made during the six months then ended.  The Trust’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005 and voluntary advances made by the Trust were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 29, 2010
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

The Trust’s investment balance in St. John Housing Associates, L.P. (“St. John Housing”) represents more than 20% of the Trust’s total assets as of September 29, 2010 and equity in income of investment in local partnerships reflected in the accompanying unaudited statement of operations for the six months ended September 29, 2010 is attributable to St. John Housing.  The following financial information represents certain unaudited operating statement data of St. John Housing for the six months ended June 30, 2010:

Revenue	$714,589

Net income	$112,425

3.	Investment in Mutual Fund

The Partnership carries its investment in mutual fund (the “Fund”) at estimated fair value.  The fair value of the Partnership’s investment in mutual fund is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820.  Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access.  The Fund’s net asset value (“NAV”) is $10.07 per share as of September 29, 2010.  The unrealized gain of $7,831 is included as a component of accumulated other comprehensive income in the accompanying unaudited financial statements as of and for the six months ended September 29, 2010.

4.	Investment in Bond

The Partnership carries its investment in bond as available-for-sale because such investment is used to facilitate and provide flexibility for its obligations, including resolving circumstances that may arise in connection with the Local Partnerships.  Investment in bond is reflected in the accompanying unaudited balance sheet as of September 29, 2010 at estimated fair value and is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see discussion in Note 3 above).  The unrealized gain of $1,729 is included as a component of accumulated other comprehensive income in the accompanying unaudited financial statements as of and for the six months ended September 29, 2010.

As of September 29, 2010, certain information concerning investment in bond is as follows:

Description and maturity	Amortized cost	Gross unrealized gain	Gross unrealized loss	Estimated fair value

Corporate debt security
After ten years	$98,371	$1,729	$—	$100,100

5.	Additional Information

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
Series I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of September 29, 2010, American Tax Credit Trust (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2010.  Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the six months ended September 29, 2010, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and investments in a mutual fund and a bond.  Cash and cash equivalents, investment in mutual fund and investment in bond increased, in the aggregate, by approximately $38,000 during the six months ended September 29, 2010 (which includes unrealized gains on investment in mutual fund and investment in bond in the aggregate of approximately $10,000).  Registrant intends to hold the bond until its call date (September 2013) and therefore does not expect to realize significant gains or losses on its investment in bond, if any.  During the six months ended September 29, 2010, the investment in local partnerships increased as a result of equity in the Local Partnerships’ net income for the six months ended June 30, 2010 of $111,301, partially offset by distributions received from Local Partnerships of $60,232 (excluding $2,500 of distributions classified as other income from local partnerships).  Payable to manager and affiliates in the accompanying unaudited balance sheet as of September 29, 2010 represents deferred management fees.

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

Registrant’s operations for the three months ended September 29, 2010 and 2009 have not varied significantly, as reflected by the net losses of $24,081 and $39,168, respectively.  Other comprehensive income for the three months ended September 29, 2010 resulted from unrealized gains on investment in mutual fund and investment in bond of $10,058 and $3,344, respectively.

Registrant’s operations for the six months ended September 29, 2010 and 2009 resulted in net income (loss) of $6,085 and $(58,588), respectively.  The decrease in net loss from fiscal 2009 to fiscal 2010 is primarily attributable to (i) an increase in equity in income of investment in local partnerships of approximately $50,000, which is attributable to an increase in the net operating income of the Local Partnership in which Registrant continues to have an investment balance, and (ii) an increase in interest revenue and other income from local partnerships in the aggregate amount of approximately $12,000. Other comprehensive income for the six months ended September 29, 2010 resulted from unrealized gains on investment in mutual fund and investment in bond of $7,831 and $1,729, respectively.

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
Series I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

As a result of a violation of certain terms of the regulatory agreement (the “Regulatory Agreement”) entered into in connection with its mortgage, the lender has declared Vision Limited Dividend Housing Association Limited Partnership (“Vision”) in default under the terms of the mortgage.  The lender has granted the Local General Partner of Vision an extension to December 31, 2010 to cure the violation of the Regulatory Agreement.  The Local General Partner of Vision represents that payments on the mortgage and real estate taxes are current.  Registrant’s investment balance in Vision, after cumulative equity losses, became zero during the year ended March 30, 2005.  Vision generated approximately $130.30 per Unit to the Beneficial Owners upon the expiration of its Low-income Tax Credit allocation in 2006.  The Compliance Period for Vision expires on December 31, 2010.

Edgewood Manor Associates, L.P. (“Edgewood”) is currently in default under the terms of its first mortgage and a default has been declared by the lender; delinquent payments of principal, interest and certain fees represent a cumulative arrearage of approximately $36,000 as of October 2010.  Registrant has made cumulative voluntary advances of $90,000 to Edgewood to fund operating deficits as of September 29, 2010, none of which were made during the six months then ended.  Registrant’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005 and voluntary advances made by Registrant were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.  The Compliance Period for Edgewood has expired.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended September 29, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager concluded that Registrant’s disclosure controls and procedures were effective as of September 29, 2010.

Item 4T.  Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended September 29, 2010 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

None; see Item 2 of Part I regarding the mortgage defaults of certain Local Partnerships.

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

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

By:Richman American Credit Corp.,
The Manager

Dated: November 3, 2010	/s/David Salzman
by: David Salzman
Chief Executive Officer

Dated: November 3, 2010	/s/James Hussey
by:James Hussey
Chief Financial Officer

Dated: November 3, 2010	/s/Richard Paul Richman
by:Richard Paul Richman
Director