Form 10-Q
period 2010-12-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2011-02-08
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2010

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

Yes ☐  No ☒

As of February 8, 2011, there are 18,654 units of beneficial ownership interest outstanding.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Part I - FINANCIAL INFORMATION

Table of Contents

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
BALANCE SHEETS
(UNAUDITED)

	December 30, 2010	March 30, 2010

ASSETS

Cash and cash equivalents	$206,179	$286,543
Investment in mutual fund	790,253	1,113,737
Investment in bond	101,238
Interest receivable	2,341
Investment in local partnerships	2,233,478	2,126,698

	$3,333,489	$3,526,978

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$20,573	$32,561
Payable to manager and affiliates	762,123	959,099

	782,696	991,660

Commitments and contingencies

Owners’ equity (deficit)

Manager	(138,476)	(138,529)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)	2,679,079	2,673,847
Accumulated other comprehensive income	10,190

	2,550,793	2,535,318

	$3,333,489	$3,526,978

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 2010 AND 2009
(UNAUDITED)

	Three Months Ended December 30, 2010	Nine Months Ended December 30, 2010	Three Months Ended December 30, 2009	Nine Months Ended December 30, 2009

REVENUE

Interest	$5,532	$14,714	$178	$240
Other income from local partnerships		2,500

TOTAL REVENUE	5,532	17,214	178	240

EXPENSES

Management fee	48,036	144,107	48,036	144,107
Professional fees	9,931	25,075	8,152	29,881
Printing, postage and other	4,076	9,759	1,416	3,177

TOTAL EXPENSES	62,043	178,941	57,604	177,165

	(56,511)	(161,727)	(57,426)	(176,925)

Equity in income of investment in local partnerships	55,711	167,012	76,339	137,250

NET INCOME (LOSS)	(800)	5,285	18,913	(39,675)

Other comprehensive income, net	630	10,190

COMPREHENSIVE INCOME (LOSS)	$(170)	$15,475	$18,913	$(39,675)

NET INCOME (LOSS) ATTRIBUTABLE TO

Manager	$(8)	$53	$189	$(397)
Beneficial owners	(792)	5,232	18,724	(39,278)

	$(800)	$5,285	$18,913	$(39,675)

NET INCOME (LOSS) per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)	$(.04)	$.28	$1.00	$(2.11)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received (paid)	$15,556	$(2,768)
Cash paid for
Management fee	(341,083)	(57,925)
Professional fees	(36,157)	(47,513)
Printing, postage and other expenses	(10,665)	(4,473)

Net cash used in operating activities	(372,349)	(112,679)

CASH FLOWS FROM INVESTING ACTIVITIES

Distributions received from local partnerships	62,732	60,233
Investments in mutual fund	(10,484)
Redemptions from mutual fund	340,677
Investment in bond	(100,940)
Voluntary advances to local partnerships		(6,092)
Transfer from restricted cash		3,008

Net cash provided by investing activities	291,985	57,149

Net decrease in cash and cash equivalents	(80,364)	(55,530)

Cash and cash equivalents at beginning of period	286,543	1,461,329

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$206,179	$1,405,799

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$5,285	$(39,675)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in income of investment in local partnerships	(167,012)	(137,250)
Other income from local partnerships	(2,500)
Amortization of premium on investment in bond	1,433
Interest purchased at date of investment in bond	1,750
Increase in interest receivable	(2,341)
Decrease in accounts payable and accrued expenses	(11,988)	(18,928)
Increase (decrease) in payable to manager and affiliates	(196,976)	86,182
Decrease in interest payable		(3,008)

NET CASH USED IN OPERATING ACTIVITIES	$(372,349)	$(112,679)

SIGNIFICANT NONCASH INVESTING ACTIVITIES

Unrealized gain on investment in mutual fund	$6,709

Unrealized gain on investment in bond	$3,481

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2010
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Trust, a Delaware statutory business Trust Series I (the “Trust”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted, in part, by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information.  In the opinion of the Manager, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2010 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the nine months ended December 30, 2010 are not necessarily indicative of the results that may be expected for the entire year.

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

For the nine months ended December 30, 2010, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2010	$2,126,698

Equity in income of investment in local partnerships	167,012	*

Distributions received from Local Partnerships	(62,732)

Distributions classified as other income	2,500

Investment in local partnerships as of December 30, 2010	$2,233,478

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

In January 2011, Starved Rock - LaSalle Manor Limited Partnership (“Starved Rock”) entered into a purchase agreement (the “Purchase Agreement”) to sell its underlying Property to an affiliate of the Local General Partner of Starved Rock.  Under the terms of the Purchase Agreement, the Partnership would receive $108,000 (subject to adjustment under the terms of the Purchase Agreement) plus $30,000 for distributions that are due to the Partnership under the terms of the partnership agreement of Starved Rock.  The Purchase Agreement is subject to the approval of the United States Department of Housing and Urban Development (“HUD”) and there can be no assurance that the Property will be sold under the terms of the Purchase Agreement.  The Partnership’s investment balance in Starved Rock, after cumulative equity losses, became zero during the year ended March 30, 2008.

As a result of a violation of certain terms of the regulatory agreement (the “Regulatory Agreement”) entered into in connection with its mortgage, the lender declared Vision Limited Dividend Housing Association Limited Partnership (“Vision”) in default under the terms of the mortgage.  The lender granted the Local General Partner of Vision an extension to December 31, 2010 to cure the violation of the Regulatory Agreement.  Although the default is not yet cured, the Local General Partner of Vision represents that the lender has provided a further extension and that payments on the mortgage and real estate taxes are current.  The Partnership’s investment balance in Vision, after cumulative equity losses, became zero during the year ended March 30, 2005.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 30, 2010
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

Edgewood Manor Associates, L.P. (“Edgewood”) is in default under the terms of its first mortgage and a default has been declared by the lender; delinquent payments of principal, interest and certain fees represent a cumulative arrearage of approximately $38,000 as of January 2011.  The Trust has made cumulative voluntary advances to Edgewood of $90,000 as of December 30, 2010 to fund operating deficits, none of which were made during the nine months then ended.  The Trust’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005 and voluntary advances made by the Trust were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.

The Trust’s investment balance in St. John Housing Associates, L.P. (“St. John Housing”) represents more than 20% of the Trust’s total assets as of December 30, 2010 and equity in income of investment in local partnerships reflected in the accompanying unaudited statement of operations for the nine months ended December 30, 2010 is attributable to St. John Housing.  The following financial information represents certain unaudited operating statement data of St. John Housing for the nine months ended September 30, 2010:

Revenue	$1,063,476

Net income	$168,699

3.	Investment in Mutual Fund

The Partnership carries its investment in mutual fund (the “Fund”) at estimated fair value.  The fair value of the Partnership’s investment in mutual fund is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820.  Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access.  The Fund’s net asset value (“NAV”) is $10.06 per share as of December 30, 2010.  The unrealized gain of $6,709 is included as a component of accumulated other comprehensive income in the accompanying unaudited financial statements as of and for the nine months ended December 30, 2010.

4.	Investment in Bond

The Partnership carries its investment in bond as available-for-sale because such investment is used to facilitate and provide flexibility for its obligations, including resolving circumstances that may arise in connection with the Local Partnerships.  Investment in bond is reflected in the accompanying unaudited balance sheet as of December 30, 2010 at estimated fair value and is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see discussion in Note 3 above).  The unrealized gain of $3,481 is included as a component of accumulated other comprehensive income in the accompanying unaudited financial statements as of and for the nine months ended December 30, 2010.

As of December 30, 2010, certain information concerning investment in bond is as follows:

Description and maturity	Amortized cost	Gross unrealized gain	Gross unrealized loss	Estimated fair value

Corporate debt security
Callable in September 2013	$97,757	$3,481	$—	$101,238

5.	Additional Information

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
Series I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of December 30, 2010, American Tax Credit Trust (the “Registrant”) has experienced a significant change in financial condition as compared to March 30, 2010 primarily as a result of the payment of deferred management fees.  Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the nine months ended December 30, 2010, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and investments in a mutual fund and a bond.  Cash and cash equivalents, investment in mutual fund and investment in bond decreased, in the aggregate, by approximately $303,000 during the nine months ended December 30, 2010 (which includes unrealized gains on investment in mutual fund and investment in bond in the aggregate of approximately $10,000).  Registrant intends to hold the bond until its call date (September 2013) and therefore does not expect to realize significant gains or losses on its investment in bond, if any.  During the nine months ended December 30, 2010, the investment in local partnerships increased as a result of equity in the Local Partnerships’ net income for the nine months ended September 30, 2010 of $167,012, partially offset by distributions received from Local Partnerships of $60,232 (excluding $2,500 of distributions classified as other income from local partnerships).  Payable to manager and affiliates in the accompanying unaudited balance sheet as of December 30, 2010 represents deferred management fees.

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

Registrant’s operations for the three months ended December 30, 2010 and 2009 resulted in net income (loss) of $(800) and $18,913, respectively.  The decrease in net income from fiscal 2009 to fiscal 2010 is primarily attributable to a decrease in equity in income of investment in local partnerships of approximately $21,000, which is attributable to a decrease in the net operating income of the Local Partnership in which Registrant continues to have an investment balance.  Other comprehensive income for the three months ended December 30, 2010 resulted from unrealized gains (losses) on investment in mutual fund and investment in bond of $(1,122) and $1,752, respectively.

Registrant’s operations for the nine months ended December 30, 2010 and 2009 resulted in net income (loss) of $5,285 and $(39,675), respectively.  The decrease in net loss from fiscal 2009 to fiscal 2010 is primarily attributable to (i) an increase in equity in income of investment in local partnerships of approximately $30,000, which is attributable to an increase in the net operating income of the Local Partnership in which Registrant continues to have an investment balance, and (ii) an increase in interest revenue and other income from local partnerships in the aggregate amount of approximately $17,000. Other comprehensive income for the nine months ended December 30, 2010 resulted from unrealized gains on investment in mutual fund and investment in bond of $6,709 and $3,481, respectively.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to its beneficial owners (the “Beneficial Owners”), has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2010.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its limited partner interests in the Local Partnerships (the “Local Partnership Interests”).  As of December 30, 2010, Registrant owns all ten of the Local Partnership Interests originally acquired.  Registrant has served a demand on the local general partners (the “Local General Partners”) to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s Local Partnership Interests.  It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  Registrant intends to dissolve after the final disposition of its Local Partnership Interests.  There can be no assurance as to when Registrant will dispose of its Local Partnership Interests.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States.  Certain of the Local Partnerships receive rental subsidy payments, including four that receive payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”).  The subsidy agreements expire at various times.  Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract.  Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program.  Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies.  The four Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines.  Of the four Local Partnerships noted above, three have entered into restructuring agreements, resulting in changes to both rent subsidy and mandatory debt service.

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

In January 2011, Starved Rock - LaSalle Manor Limited Partnership (“Starved Rock”) entered into a purchase agreement (the “Purchase Agreement”) to sell its underlying Property to an affiliate of the Local General Partner of Starved Rock.  Under the terms of the Purchase Agreement, Registrant would receive $108,000 (subject to adjustment under the terms of the Purchase Agreement) plus $30,000 for distributions that are due to Registrant under the terms of the partnership agreement of Starved Rock.  The Purchase Agreement is subject to the approval of HUD and there can be no assurance that the Property will be sold under the terms of the Purchase Agreement.  Registrant’s investment balance in Starved Rock, after cumulative equity losses, became zero during the year ended March 30, 2008.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

As a result of a violation of certain terms of the regulatory agreement (the “Regulatory Agreement”) entered into in connection with its mortgage, the lender declared Vision Limited Dividend Housing Association Limited Partnership (“Vision”) in default under the terms of the mortgage.  The lender granted the Local General Partner of Vision an extension to December 31, 2010 to cure the violation of the Regulatory Agreement.  Although the default is not yet cured, the Local General Partner of Vision represents that the lender has provided a further extension and that payments on the mortgage and real estate taxes are current.  Registrant’s investment balance in Vision, after cumulative equity losses, became zero during the year ended March 30, 2005.

Edgewood Manor Associates, L.P. (“Edgewood”) is currently in default under the terms of its first mortgage and a default has been declared by the lender; delinquent payments of principal, interest and certain fees represent a cumulative arrearage of approximately $38,000 as of January 2011.  Registrant has made cumulative voluntary advances of $90,000 to Edgewood to fund operating deficits as of December 30, 2010, none of which were made during the nine months then ended.  Registrant’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005 and voluntary advances made by Registrant were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.

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

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10, because Registrant is not considered the primary beneficiary.  Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments.  Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the Local General Partners.  In addition, the Local Partnerships’ partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships’ economic success.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended December 30, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager concluded that Registrant’s disclosure controls and procedures were effective as of December 30, 2010.

Item 4T.  Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended December 30, 2010 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

As of December 31, 2010, the Compliance Periods of all of the Local Partnerships had expired (see Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations herein).  There have been no other material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2010.

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

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

	By:	Richman American Credit Corp.,
The Manager

Dated: February 8, 2011	/s/David Salzman
	by:	David Salzman
Chief Executive Officer

Dated: February 8, 2011	/s/James Hussey
	by:	James Hussey
Chief Financial Officer

Dated: February 8, 2011	/s/Richard Paul Richman
	by:	Richard Paul Richman
Director