Form 10-K
period 2011-03-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2011-06-28
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2011

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
Units of Beneficial Ownership Interest
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      No      X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes      No    X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes      X      No ___

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ___  No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer,” large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer         Accelerated Filer          Non-Accelerated Filer ___  Smaller Reporting Company     X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes        No      X

Registrant has no voting common equity.  There is no established public trading market for Registrant’s Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.  As of June 28, 2011, there are 18,654 units outstanding.  The aggregate sales price for such units was $18,654,000.

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

PART I

Item 1.  Business.

General Development of Business and Narrative Description of Business

American Tax Credit Trust, a Delaware statutory business trust (the "Registrant"), was formed on February 4, 1993 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partner equity interests (the “Local Partnership Interests”) in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties.  The Local Partnerships hold their respective Properties in fee.    Registrant considers its activity to constitute a single industry segment.

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

Registrant's primary objective, to provide Low-income Tax Credits to the Beneficial Owners, has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period for all of the Local Partnerships had expired as of December 31, 2010.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Note that the existence of Extended Use Provisions does not extend the Compliance Period of the respective Local Partnerships.  However, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.

Disposal of Local Partnership Interests

Registrant is in the process of disposing of its Local Partnership Interests.  As of June 2011, Registrant owns all ten of the Local Partnership Interests originally acquired.  Registrant has served a demand on the local general partners (the “Local General Partners”) to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s Local Partnership Interests.  It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  Registrant intends to dissolve after the final disposition of its Local Partnership Interests.  There can be no assurance as to when Registrant will dispose of its Local Partnership Interests.

Item 1.  Business (Continued).

Financial Information About Industry Segments

Registrant is engaged solely in the business of owning a Local Partnership Interest in each of the Local Partnerships.  A presentation of information regarding industry segments is not applicable and would not be material to an understanding of Registrant’s business taken as a whole.  See Item 8 below - Financial Statements and Supplementary Data.

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

As noted above in Item 1 - Business, Registrant has served a demand on the Local General Partners to commence a sale process to dispose of the Properties.  However, the market of interested buyers of the Properties is limited.  Some of the factors which negatively impact the marketability of the Properties, or equivalently, the Local Partnership Interests, include:

•	the Extended Use Provisions;

•
the substantial remaining mortgage balances on the Properties, which are typically very near the initial balances as a result of the heavily subsidized debt of the Local Partnership and the lengthy (usually near 40-year) amortization period of the debt; and

•	poor economic conditions.

It is generally expected, therefore, that in the event a sale of a Property by a Local Partnership can be consummated, the net proceeds of such sale, after repayment of any outstanding debt and other liabilities, are not likely to be significant.  Moreover, a portion of the net proceeds from the sale of a Property by a Local Partnership may be payable to the Local General Partner and/or affiliates thereof for prior operating advances or deferred fees.  As such, there will likely not be significant proceeds, if any, upon a sale of a Property that will be available for distribution by the Local Partnership to Registrant.  In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s Local Partnership Interests.  However, it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.

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

Properties owned by the Local Partnerships are subject to certain risks relating to the real estate industry in general that are outside of the control of the Local Partnerships or Registrant and that may have an adverse effect on Registrant’s investment in such Local Partnerships.

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

Item 1A.  Risk Factors (Continued).

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

Item 1A.  Risk Factors (Continued).

Under certain circumstances, Beneficial Owners of Registrant may incur out-of-pocket tax costs.

At some point, Registrant’s operations (including the sale or refinancing of the Properties owned by the Local Partnerships) may generate less cash flow than taxable income, and the income, as well as the income taxes payable with respect to Registrant’s taxable income, may exceed cash flow available for distribution to the Beneficial Owners in such years.  This may result in an out-of-pocket tax cost to the Beneficial Owners.  In addition, a Beneficial Owner may experience taxable gain on disposition of Units or upon a disposition of the Local Partnership Interests or of the Properties even though no cash is realized on the disposition; in such circumstances, the Beneficial Owners may experience an out-of-pocket tax cost.

Beneficial Owners of Registrant may not receive a return of any portion of their original capital investment in Registrant.

To date, the Beneficial Owners of Registrant have not received a return of any portion of their original capital.  Accordingly, the only benefit of this investment may be the Low-income Tax Credits.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The executive offices of Registrant and the Manager are located at 340 Pemberwick Road, Greenwich, Connecticut 06831.  Registrant does not own or lease any properties.  Registrant pays no rent; all charges for leased space are borne by affiliates of the Manager.

Registrant originally acquired Local Partnership Interests in ten Local Partnerships.  As discussed above in Item 1 - Business, the Compliance Period of all of the Local Partnerships had expired as of December 31, 2010 and, accordingly, Registrant is in the process of disposing of its Local Partnership Interests.  As of June 2011, Registrant owns all ten of the Local Partnership Interests originally acquired.  Registrant has served a demand on the Local General Partners of the Local Partnerships to commence a sale process to dispose of the Properties, which Registrant intends will result in a termination of Registrant’s Local Partnership Interests and ultimately the dissolution of Registrant.

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

Item 2.  Properties (Continued).

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

Registrant owns a 98.9% to 99% Local Partnership Interest in the Local Partnerships reflected below, all of which were acquired from 1993 to 1995.

Item 2.  Properties (Continued).

Name of Local Partnership Name of apartment complex	Number of rental	Capital	Mortgage loans payable as of December 31,	Subsidy (see
Apartment complex location	units	contribution	2010	footnotes)
ACP Housing Associates, L.P. ACP Housing Apartments New York, New York	28	$737,222	$1,456,344	(1b)
Creative Choice Homes VII, Ltd. Coral Gardens Homestead, Florida	91	2,382,812	1,388,244	(1a&c)
Edgewood Manor Associates, L.P. (2) Edgewood Manor Apartments Philadelphia, Pennsylvania	49	2,053,799	1,817,774	(1b)
Ledge/McLaren Limited Partnership Ledge/McLaren Apartments Nashua, New Hampshire	8	343,079	404,479	(1b)
Penn Apartment Associates Penn Apartments Chester, Pennsylvania	15	852,180	954,000	(1b)
SB-92 Limited Partnership Shaker Boulevard Gardens Cleveland, Ohio	73	795,255	2,956,230	(1a,b,c&d)
St Christopher’s Associates, L.P. V (2) Lehigh Park Philadelphia, Pennsylvania	29	2,081,877	2,180,000	(1b)
St. John Housing Associates, L.P. St. John Homes Gary, Indiana	144	3,546,861	3,280,465	(1a,c&d)
Starved Rock - LaSalle Manor Limited Partnership LaSalle Manor LaSalle, Illinois	48	634,327	1,895,357	(1a,c&e)
Vision Limited Dividend Housing Association Limited Partnership Helen Odean Butler Apartments Detroit, Michigan	97	1,410,544	3,164,138	(1b)
		$14,837,956	$19,497,031

(1)	Description of Subsidies:

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

Item 4.  Removed and Reserved.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is no established public trading market for the Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.  The number of record holders of Units as of May 31, 2011 was approximately 785 holding an aggregate of 18,654 Units.

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

Distributions

Registrant owns a Local Partnership Interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies.  The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements.  Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its Beneficial Owners in the future.  There were no cash distributions to the Beneficial Owners during the years ended March 30, 2011 and 2010.

Low-income Tax Credits, which are subject to various limitations, may be used by the Beneficial Owners to offset federal income tax liabilities.  The cumulative Low-income Tax Credits per Unit for each of the three closings generated by Registrant and allocated to the Beneficial Owners, net of circumstances which have given rise to recapture, are as follows:

First closing	Second closing	Third closing
November 29, 1993	January 28, 1994	May 25, 1994

$1,377.87	$1,375.59	$1,363.07

The Ten Year Credit Period with respect to all of the Properties was fully exhausted as of December 31, 2006 and the Compliance Periods of all of the Local Partnerships had expired as of December 31, 2010.  Registrant has served a demand on the Local General Partners of the Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s Local Partnership Interests.  It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.

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

Capital Resources and Liquidity

Registrant admitted beneficial owners (the “Beneficial Owners”) in three closings with aggregate Beneficial Owners’ capital contributions of $18,654,000.  In connection with the offering of the sale of units (the “Units”) of beneficial ownership, Registrant incurred organization and offering costs of approximately $2,331,000 and established a working capital reserve of approximately $1,287,000. The remaining net proceeds of approximately $15,036,000 (the “Net Proceeds”) were available to be applied to the acquisition of limited partner interests (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”) which own low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  The Net Proceeds were utilized in acquiring a Local Partnership Interest in ten Local Partnerships.

As of March 30, 2011, Registrant has cash and cash equivalents, investment in Pemberwick Fund (“Pemberwick”) (a short duration bond fund) and investment in bond totaling $1,104,778, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships.  Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.  In addition, although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Local Partnership, Registrant may be entitled to sales proceeds of certain Local Partnerships’ Properties and may receive proceeds in the event of a sale of its Local Partnership Interests.

During the year ended March 30, 2011, Registrant received cash from interest revenue, distributions from Local Partnerships and redemptions from Pemberwick and utilized cash for operating expenses and investments in Pemberwick and a bond.  Cash and cash equivalents, investment in Pemberwick and investment in bond decreased, in the aggregate, by approximately $296,000 during the year ended March 30, 2011, (which includes unrealized gains on investment in Pemberwick and investment in bond in the aggregate of approximately $14,000).  Registrant intends to hold the bond until its call date (September 2013) and therefore does not expect to realize significant gains or losses on its investment in bond, if any.

During the year ended March 30, 2011, the investment in local partnerships increased as a result of Registrant’s equity in the Local Partnerships’ net income for the year ended December 31, 2010 of $231,447, partially offset by cash distributions received from Local Partnerships of $60,233 (excluding $2,500 of distributions classified as other income from local partnerships).    Payable to manager and affiliates in the accompanying balance sheet as of March 30, 2011 represents deferred management fees.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant’s operations for the years ended March 30, 2011, 2010 and 2009 resulted in net income (loss) of $13,297, $(137,903) and $(151,904), respectively.  The increase in net income from fiscal 2010 to fiscal 2011 is primarily attributable to (i) an increase in equity in income of investment in local partnerships of approximately $128,000, which is attributable to an increase in the net operating income of the Local Partnership in which Registrant continues to have an investment balance and (ii) an increase in interest revenue and other income from local partnerships in the aggregate of approximately $23,000.  Other comprehensive income for the year ended March 30, 2011 resulted from unrealized gains on investment in Pemberwick and investment in bond of $10,969 and $2,730, respectively.  Registrant did not experience a significant change in results of operations from fiscal 2009 to fiscal 2010.

The Local Partnerships’ net loss of approximately $291,000 for the year ended December 31, 2010 includes depreciation and amortization expense of approximately $1,089,000 and interest on non-mandatory debt of approximately $430,000, and does not include principal payments on permanent mortgages of approximately $497,000.  The Local Partnerships’ net loss of approximately $600,000 for the year ended December 31, 2009 includes depreciation and amortization expense of approximately $1,116,000 and interest on non-mandatory debt of approximately $423,000, and does not include principal payments on permanent mortgages of approximately $474,000.  The Local Partnerships’ net income of approximately $32,000 for the year ended December 31, 2008 includes depreciation and amortization expense of approximately $1,120,000 and interest on non-mandatory debt of approximately $399,000, and does not include principal payments on permanent mortgages of approximately $455,000.   The 2008 net income also includes approximately $700,000 of income recorded by Creative Choice Homes VII, Ltd. (“Creative Choice”) resulting from a reduction in accrued expenses to an affiliate of the Local General Partner of Creative Choice; such expenses were accrued in a prior year in connection with damages resulting from a major hurricane.  The results of operations of the Local Partnerships for the year ended December 31, 2010 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to its Beneficial Owners, has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2010.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its Local Partnership Interests.  As of June 2011, Registrant owns all ten of the Local Partnership Interests originally acquired (see discussion below regarding the potential sale of a Local Partnership Interest).  Registrant has served a demand on the local general partners (the “Local General Partners”) to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s Local Partnership Interests.  It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  Registrant intends to dissolve after the final disposition of its Local Partnership Interests.  There can be no assurance as to when Registrant will dispose of its Local Partnership Interests.

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

In January 2011, Starved Rock - LaSalle Manor Limited Partnership (“Starved Rock”) entered into a purchase agreement (the “Purchase Agreement”) to sell its underlying Property to an affiliate of the Local General Partner of Starved Rock.  Under the terms of the Purchase Agreement, Registrant would receive $108,000 (subject to adjustment as described in the Purchase Agreement) plus $30,000 in distributions that are due to Registrant under the terms of Starved Rock’s partnership agreement.  The Purchase Agreement is subject to the approval of HUD and there can be no assurance that the Property will be sold under the terms of the Purchase Agreement.  Registrant’s investment balance in Starved Rock, after cumulative equity losses, became zero during the year ended March 30, 2008.

Edgewood Manor Associates, L.P. (“Edgewood”) is currently in default under the terms of its first mortgage and a default has been declared by the lender; delinquent payments of principal, interest and certain fees represent a cumulative arrearage of approximately $41,000 as of June 2011.  Registrant has made cumulative voluntary advances of $90,000 to Edgewood to fund operating deficits as of March 30, 2011, none of which were made during the year then ended.  Registrant’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005 and voluntary advances made by Registrant were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.

Inflation

Inflation is not expected to have a material adverse impact on Registrant’s operations.

Contractual Obligations

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Off - Balance Sheet Arrangements

Registrant does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Registrant’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Beneficial Owners.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Registrant’s investment in Pemberwick is subject to certain risk.  The fixed income securities in which Pemberwick invests are subject to interest rate risk, credit risk, prepayment risk, counterparty risk, municipal securities risk, liquidity risk, management risk, government security risk and valuation risk.  Typically, when interest rates rise, the market prices of fixed income securities go down.  Pemberwick is classified as “non-diversified,” and thus may invest most of its assets in securities issued by or representing a small number of issuers.  As a result, Pemberwick may be more susceptible to the risks associated with these particular issuers, or to a single economic, political or regulatory occurrence affecting these issuers.  These risks could adversely affect Pemberwick’s net asset value (“NAV”), yield and total return.

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

We have audited the accompanying balance sheets of American Tax Credit Trust, a Delaware statutory business trust Series I (the “Trust”) as of March 30, 2011 and 2010, and the related statements of operations, changes in owners' equity (deficit) and cash flows for the years ended March 30, 2011, 2010 and 2009.  These financial statements are the responsibility of the Trust's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Trust, a Delaware statutory business trust Series I as of March 30, 2011 and 2010, and the results of its operations, changes in owners’ equity (deficit) and its cash flows for the years ended March 30, 2011, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/Reznick Group, P.C.

Sacramento, California
June 28, 2011

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
BALANCE SHEETS
MARCH 30, 2011 AND 2010

	2011	2010
ASSETS

Cash and liquid investments

Cash and cash equivalents	$205,400	$286,543
Investment in Pemberwick Fund	799,505	1,113,737
Investment in bond	99,873

Total cash and liquid investments	1,104,778	1,400,280

Interest receivable	123
Investment in local partnerships	2,297,912	2,126,698

	$3,402,813	$3,526,978
LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$31,628	$32,561
Payable to manager and affiliates	808,871	959,099

	840,499	991,660

Commitments and contingencies

Owners' equity (deficit)

Manager	(138,396)	(138,529)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)	2,687,011	2,673,847
Accumulated other comprehensive income	13,699

	2,562,314	2,535,318

	$3,402,813	$3,526,978

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 30, 2011, 2010 AND 2009

	2011	2010	2009

REVENUE

Interest	$21,728	$751	$15,736
Other income from local partnerships	2,500		750

TOTAL REVENUE	24,228	751	16,486

EXPENSES

Management fee - affiliate	192,141	192,141	192,141
Professional fees	37,251	42,659	51,333
Printing, postage and other	12,986	6,887	4,243

TOTAL EXPENSES	242,378	241,687	247,717

	(218,150)	(240,936)	(231,231)

Equity in income of investment in local partnerships	231,447	103,033	79,327

NET INCOME (LOSS)	13,297	(137,903)	(151,904)

Other comprehensive income (loss)	13,699		(903)

COMPREHENSIVE INCOME (LOSS)	$26,996	$(137,903)	$(152,807)

NET INCOME (LOSS) ATTRIBUTABLE TO

Manager	$133	$(1,379)	$(1,519)
Beneficial owners	13,164	(136,524)	(150,385)

	$13,297	$(137,903)	$(151,904)

NET INCOME (LOSS) per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)	$.71	$(7.32)	$(8.06)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CHANGES IN OWNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2011, 2010 AND 2009

	Manager	Beneficial Owners	Accumulated Other Comprehensive Income (Loss)	Total

Owners' equity (deficit), March 30, 2008	$(135,631)	$2,960,756	$903	$2,826,028

Net loss	(1,519)	(150,385)		(151,904)

Other comprehensive loss			(903)	(903)

Owners' equity (deficit), March 30, 2009	(137,150)	2,810,371		2,673,221

Net loss	(1,379)	(136,524)		(137,903)

Owners' equity (deficit), March 30, 2010	(138,529)	2,673,847		2,535,318

Net income	133	13,164		13,297

Other comprehensive income			13,699	13,699

Owners' equity (deficit), March 30, 2011	$(138,396)	$2,687,011	$13,699	$2,562,314

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2011, 2010 AND 2009

	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received (paid)	$25,402	$(2,257)	$11,042
Cash paid for
Management fee	(342,369)	(59,076)	(189,924)
Professional fees	(38,274)	(50,533)	(46,726)
Printing, postage and other expenses	(12,896)	(6,332)	(14,981)

Net cash used in operating activities	(368,137)	(118,198)	(240,589)

CASH FLOWS FROM INVESTING ACTIVITIES

Voluntary advances made to local partnerships		(6,092)
Distributions received from local partnerships	62,733	60,233	56,190
Investments in Pemberwick Fund	(13,444)	(1,114,401)
Redemptions from Pemberwick Fund	338,645	664
Investment in bond	(100,940)
Transfer from restricted cash		3,008	6,227
Proceeds from maturities/redemptions and sales of investments in bonds			59,276

Net cash provided by (used in) investing activities	286,994	(1,056,588)	121,693

Net decrease in cash and cash equivalents	(81,143)	(1,174,786)	(118,896)

Cash and cash equivalents at beginning of year	286,543	1,461,329	1,580,225

CASH AND CASH EQUIVALENTS AT END OF YEAR	$205,400	$286,543	$1,461,329

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain on investment in Pemberwick Fund	$10,969

Unrealized gain (loss) on investments in bonds	$2,730		$(903)

See reconciliation of net income (loss) to net cash used in operating activities on page 21.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED MARCH 30, 2011, 2010 AND 2009

	2011	2010	2009

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$13,297	$(137,903)	$(151,904)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in income of investment in local partnerships	(231,447)	(103,033)	(79,327)
Other income from local partnerships	(2,500)		(750)
Accrued interest purchased at date of investment in bond	1,750
Amortization of premium on investment in bond	2,047
Gain on sale of investments in bonds			(158)
Decrease (increase) in interest receivable	(123)		1,691
Decrease in accounts payable and accrued expenses	(933)	(7,319)	(6,131)
Increase (decrease) in payable to manager and affiliates	(150,228)	133,065	2,217
Decrease in interest payable		(3,008)	(6,227)

NET CASH USED IN OPERATING ACTIVITIES	$(368,137)	$(118,198)	$(240,589)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2011, 2010 AND 2009

1.	Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Trust, a Delaware statutory business trust (the "Trust") was formed on February 4, 1993 under Chapter 38 of Title 12 of the Delaware Code.  There was no operating activity until admission of the investors (the “Beneficial Owners”) on November 29, 1993.  The Trust was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partner equity interests (the “Local Partnership Interests”) in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties.  Such interests were acquired from 1993 to 1995.  Richman American Credit Corp. (the "Manager") was formed on April 5, 1993 to act as the Manager of the Trust.

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

The Trust does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10, because the Trust is not considered the primary beneficiary.  The Trust's balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments.  The Trust's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the local general partners (the “Local General Partners”).  In addition, the Local Partnerships’ partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships’ economic success.

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
MARCH 30, 2011, 2010 AND 2009

1.	Organization, Purpose and Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Trust considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents are stated at cost, which approximates market value.

Restricted Cash

Restricted cash had been set aside to pay accrued interest on a previously outstanding capital contribution to a Local Partnership; such amount was paid in full during the year ended March 30, 2010.

Fair Value Measurements

ASC Topic 820 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and establishes the following fair value hierarchy:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access;

•	Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3 inputs are unobservable inputs for the asset or liability that are typically based on an entity’s own assumptions as there is little, if any, related market activity.

For instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the fair value measurement will fall within the lowest level input that is significant to the fair value measurement in its entirety.

Investment in Pemberwick Fund

The Trust carries its investment in Pemberwick Fund (“Pemberwick”), an investment grade institutional short duration bond fund, at estimated fair value.  Realized capital gains (losses) are included in (offset against) interest revenue.  Investment in Pemberwick is classified as available-for-sale and unrealized gains or losses are included as items of comprehensive income (loss) and are reported as a separate component of owners' equity (deficit).

Investment in Bond

Investment in bond is classified as available-for-sale and represents an investment that the Trust intends to hold for an indefinite period of time but not necessarily to maturity.  Any decision to sell such investment would be based on various factors, including significant movements in interest rates and liquidity needs.  Investment in bond is carried at estimated fair value and unrealized gains or losses are included as items of comprehensive income (loss) and are reported as a separate component of owners’ equity (deficit).

The premium on investment in bond is amortized using the effective yield method over the life of the investment.  The amortized premium offsets interest revenue.  Realized gain (loss) on redemption or sale of investment in bond is included in, or offset against, interest revenue on the basis of the adjusted cost of the investment at the date of redemption or sale.

Interest on Capital Contributions Payable to Local Partnerships

Pursuant to agreements with certain Local Partnerships, interest was accrued on certain installments of capital contributions.  Such amounts were recorded as a liability and an offset to interest revenue.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

1.	Organization, Purpose and Summary of Significant Accounting Policies (Continued)

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

As of March 30, 2011, the Trust has cash and cash equivalents of $205,400.  Of such amount, $195,469 is held in accounts at two financial institutions in which all non-interest bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) and the aggregate of all other accounts at each institution is insured up to $250,000 by the FDIC.  The entire amount is FDIC insured as of March 30, 2011.  The remaining $9,931 is held in an account at a financial institution in which such amount is invested in a portfolio of securities that are direct obligations of the U.S. Treasury and are backed by the full faith and credit of the United States of America.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

4.	Investment in Pemberwick Fund

The Trust carries its investment in Pemberwick, an investment grade institutional short duration bond fund, at estimated fair value.  Pemberwick was organized in February 2010 as a non-diversified open-end management investment company registered under the Investment Company Act of 1940, as amended, that seeks maximum current income consistent with liquidity and stability of principal.  In selecting portfolio securities for Pemberwick, the investment advisor of Pemberwick (the "Advisor") will select investments so that approximately 90% of Pemberwick’s assets will be rated "A" or better by a nationally recognized statistical rating organization ("NRSRO") such as Moody's Investor Services, Inc. ("Moody's") and/or by Standard & Poor's Financial Services, LLC ("S&P") or, if a rating is not available, deemed to be of comparable quality by the Advisor.  It is anticipated that approximately 95% or more of Pemberwick’s assets (excluding floating rate or fixed to float securities issued by banking institutions having assets in excess of $200 billion) will be rated "AA" or better by an NRSRO or, if a rating is not available, deemed to be of comparable quality by the Advisor.  In executing this strategy, as of March 30, 2011 approximately 57% of Pemberwick’s assets have a duration of 90 days or less or are securities with LIBOR based floating rates.  The weighted average duration of Pemberwick’s assets is approximately 2.5 years as of March 30, 2011.  Redemptions from Pemberwick are immediately liquid and unrestricted.  Pemberwick’s net asset value ("NAV") is $10.14 and $10.00 per share as of March 30, 2011 and 2010, respectively.  The Trust’s investment in Pemberwick as of March 30, 2011 and 2010 is $799,505 and $1,113,737, respectively.  The unrealized gain of $10,969 as of March 30, 2011 is included as a component of accumulated other comprehensive income in the accompanying financial statements as of and for the year ended March 30, 2011.  There was no unrealized gain or loss as of March 30, 2010.  The fair value of the Trust’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1).

 The Advisor is an affiliate of the Manager.  For its services, the Advisor is entitled to receive an annual advisory fee of 0.50% of the average daily net assets of Pemberwick. The Advisor may, in its discretion, voluntarily waive its fees or reimburse certain Pemberwick expenses; however, the Advisor is not required to do so. The Advisor has waived 70% of its fee earned since Pemberwick’s inception and earned $1,567 and $167 from the Trust’s investment in Pemberwick for the years ended March 30, 2011 and 2010, respectively.  The Advisor’s asset management affiliate, Richman Asset Management, Inc. (“RAM”) has agreed to reduce its management fee (see Note 7) payable from the Trust to the extent any fee of the Advisor payable by Pemberwick would be duplicative of any profit that RAM would receive from the Trust.

5.	Investment in Bond

The Trust carries its investment in bond as available-for-sale because such investment is used to facilitate and provide flexibility for its obligations, including resolving circumstances that may arise in connection with the Local Partnerships.  Investment in bond is reflected in the accompanying balance sheet as of March 30, 2011 at estimated fair value and is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1).  The unrealized gain of $2,730 is included as a component of accumulated other comprehensive income in the accompanying financial statements as of and for the year ended March 30, 2011.

As of March 30, 2011, certain information concerning investment in bond is as follows:

Description and maturity	Amortized cost	Gross unrealized gain	Gross unrealized loss	Estimated fair value

Corporate debt security
Callable in September 2013	$97,143	$2,730	$--	$99,873

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships

As of March 30, 2011, the Trust owns a 98.9% to 99% Local Partnership Interest in the following Local Partnerships:

1.	ACP Housing Associates, L.P.;
2.	Creative Choice Homes VII, Ltd. (“Creative Choice”);
3.	Edgewood Manor Associates, L.P. (“Edgewood”);
4.	Ledge/McLaren Limited Partnership;
5.	Penn Apartment Associates;
6.	SB-92 Limited Partnership;
7.	St. Christopher's Associates, L.P. V (“St. Christopher’s”);
8.	St. John Housing Associates, L.P. (“St. John Housing”);
9.	Starved Rock - LaSalle Manor Limited Partnership (“Starved Rock”); and
10.	Vision Limited Dividend Housing Association Limited Partnership.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States.  The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations.  Under the terms of each of the Local Partnership’s partnership agreements, the Trust has committed to make capital contribution payments in the aggregate of $14,837,956, which includes Advances made to certain Local Partnerships (see discussion below) and all of which has been paid.  As of December 31, 2010 the Local Partnerships have outstanding mortgage loans payable totaling approximately $19,497,000 and accrued interest payable on such loans totaling approximately $4,456,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Trust’s investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1).  The amount of such excess losses applied to other partners' capital was $519,259, $696,720, and $47,615 for the years ended December 31, 2010, 2009 and 2008, respectively, as reflected in the combined statements of operations of the Local Partnerships herein Note 6.

The difference between the Trust’s investment in local partnerships as of March 30, 2011 and 2010 and the amounts reflected as the Trust’s investment balance in the combined balance sheets of the Local Partnerships as of December 31, 2010 and 2009 herein Note 6 represents cumulative carrying value adjustments made by the Trust (see Note 1) in the amount of $1,667,948.

In January 2011, Starved Rock entered into a purchase agreement (the “Purchase Agreement”) to sell its underlying Property to an affiliate of the Local General Partner of Starved Rock.  Under the terms of the Purchase Agreement, the Partnership would receive $108,000 (subject to adjustment as described in the Purchase Agreement) plus $30,000 in distributions that are due to the Partnership under the terms of Starved Rock’s partnership agreement.  The Purchase Agreement is subject to the approval of the United States Department of Housing and Urban Development (“HUD”) and there can be no assurance that the Property will be sold under the terms of the Purchase Agreement.  The Partnership’s investment balance in Starved Rock, after cumulative equity losses, became zero during the year ended March 30, 2008.

Edgewood is currently in default under the terms of its first mortgage and a default has been declared by the lender; delinquent payments of principal, interest and certain fees represent a cumulative arrearage of approximately $41,000 as of June 2011.  The Trust has made cumulative Advances of $90,000 to Edgewood to fund operating deficits as of March 30, 2011, none of which were made during the three years then ended.  The Trust’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005 and Advances made by the Trust were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

During the year ended March 30, 2010, the Trust made Advances of $6,092 to St. Christopher's to fund operating deficits.  Cumulative Advances as of March 30, 2011 and 2010 are $6,092.  The Trust’s investment balance in St. Christopher’s, after cumulative equity losses, became zero during the year ended March 30, 2004 and Advances made by the Trust were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.

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

The Trust’s investment in St. John Housing represents more than 20% of the Trust’s total assets as of March 30, 2011 and 2010 and the equity in income recognized by the Trust for the years ended March 30, 2011 and 2010 in connection with St. John Housing represents more than 20% of the Trust’s net income (loss) for such years.  The following financial information represents certain balance sheet and operating statement data of St. John Housing as of and for the years ended December 31, 2010 and 2009:

	2010	2009

Total assets	$5,769,162	$5,794,519

Total liabilities	$3,482,169	$3,680,470

Revenue	$1,430,713	$1,393,140

Net income	$233,785	$110,227

The combined balance sheets of the Local Partnerships as of December 31, 2010 and 2009 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2010, 2009 and 2008 are reflected on pages 28 and 29, respectively.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

The combined balance sheets of the Local Partnerships as of December 31, 2010 and 2009 are as follows:

	2010	2009

ASSETS

Cash and cash equivalents	$821,860	$427,374
Rents receivable	71,782	70,342
Escrow deposits and reserves	1,934,303	1,982,368
Land	1,213,303	1,213,303
Buildings and improvements (net of accumulated depreciation of $17,738,375 and $16,718,268)	17,222,078	18,204,730
Intangible assets (net of accumulated amortization of $179,568 and $193,618)	225,773	238,362
Other assets	469,815	457,981

	$21,958,914	$22,594,460

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$739,419	$743,491
Due to related parties	2,547,157	2,616,670
Mortgage loans	19,497,031	20,046,007
Notes payable	100,000	100,000
Accrued interest	4,455,768	4,119,368
Other liabilities	146,928	144,733

	27,486,303	27,770,269

Partners' equity (deficit)

American Tax Credit Trust, Series I
Capital contributions, net of distributions	13,795,233	13,855,466
Cumulative loss	(9,829,373)	(10,060,820)

	3,965,860	3,794,646

General partners and other limited partners
Capital contributions, net of distributions	471,617	472,225
Cumulative loss	(9,964,866)	(9,442,680)

	(9,493,249)	(8,970,455)

	(5,527,389)	(5,175,809)

	$21,958,914	$22,594,460

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008

REVENUE

Rental	$4,790,746	$4,558,362	$4,381,951
Interest and other	263,948	309,213	1,041,420

TOTAL REVENUE	5,054,694	4,867,575	5,423,371

EXPENSES

Administrative	1,110,818	1,071,204	1,023,796
Utilities	732,869	743,172	856,384
Operating and maintenance	1,147,203	1,224,343	1,095,304
Taxes and insurance	454,494	470,561	555,088
Financial	810,922	842,269	741,004
Depreciation and amortization	1,089,127	1,115,729	1,119,777

TOTAL EXPENSES	5,345,433	5,467,278	5,391,353

NET INCOME (LOSS)	$(290,739)	$(599,703)	$32,018

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Trust, Series I	$231,447	$103,033	$79,327
General partners and other limited partners (includes $519,259, $696,720 and $47,615 of Trust loss in excess of investment)	(522,186)	(702,736)	(47,309)

	$(290,739)	$(599,703)	$32,018

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 2011 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2010	Investments (voluntary advances) during the year ended March 30, 2011	Trust's equity in income for the year ended March 30, 2011		Cash distributions received during the year ended March 30, 2011 (2)	Investment in Local Partnership balance as of March 30, 2011

ACP Housing Associates, L.P.	$--	$--	$--	(1)	$--	$--

Creative Choice Homes VII, Ltd.	--	--	--	(1)	--	--

Edgewood Manor Associates, L.P.	--	--	--	(1)	--	--

Ledge/McLaren Limited Partnership	--	--	--	(1)	--	--

Penn Apartment Associates	--	--	--	(1)	--	--

SB-92 Limited Partnership	--	--	--	(1)	--	--

St. Christopher’s Associates, L.P. V	--	--	--	(1)	--	--

St. John Housing Associates, L.P.	2,126,698	--	231,447		(60,233)	2,297,912

Starved Rock - LaSalle Manor Limited Partnership	--	--	--	(1)	--	--

Vision Limited Dividend Housing Association Limited Partnership	--	--	--	(1)	--	--

	$2,126,698	$--	$231,447		$(60,233)	$2,297,912

(1)	Additional equity in loss of investment is not allocated to the Trust until equity in income is earned or additional investment is made by the Trust
(2)	Does not include $2,500 classified as other income from local partnerships.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 2010 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2009	Investments (voluntary advances) during the year ended March 30, 2010	Trust's equity in income (loss) for the year ended March 30, 2010		Cash distributions received during the year ended March 30, 2010	Investment in Local Partnership balance as of March 30, 2010

ACP Housing Associates, L.P.	$--	$--	$--	(1)	$--	$--

Creative Choice Homes VII, Ltd.	--	--	--	(1)	--	--

Edgewood Manor Associates, L.P.	--	--	--	(1)	--	--

Ledge/McLaren Limited Partnership	--	--	--	(1)	--	--

Penn Apartment Associates	--	--	--	(1)	--	--

SB-92 Limited Partnership	--	--	--	(1)	--	--

St. Christopher’s Associates, L.P. V	--	6,092	(6,092	) (2)	--	--

St. John Housing Associates, L.P.	2,077,806	--	109,125		(60,233)	2,126,698

Starved Rock - LaSalle Manor Limited Partnership	--	--	--	(1)	--	--

Vision Limited Dividend Housing Association Limited Partnership	--	--	--	(1)	--	--

	$2,077,806	$6,092	$103,033		$(60,233)	$2,126,698

(1)	Additional equity in loss of investment is not allocated to the Trust until equity in income is earned or additional investment is made by the Trust
(2)	The Trust’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

Property information for each Local Partnership as of December 31, 2010 is as follows:
Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

ACP Housing Associates, L.P.	$1,456,344	$14,000	$2,505,364	$(977,204)
Creative Choice Homes VII, Ltd.	1,388,244	500,000	4,137,851	(1,850,440)
Edgewood Manor Associates, L.P.	1,817,774	--	8,551	--
Ledge/McLaren Limited Partnership	404,479	123,673	695,545	(327,261)
Penn Apartment Associates	954,000	13,357	1,841,829	(803,899)
SB-92 Limited Partnership	2,956,230	73,000	4,534,111	(2,226,347)
St. Christopher’s Associates, L.P. V	2,180,000	31,829	2,882,473	(2,092,045)
St. John Housing Associates, L.P.	3,280,465	74,800	8,279,308	(3,939,504)
Starved Rock – LaSalle Manor Limited Partnership	1,895,357	202,845	3,110,141	(1,254,997)
Vision Limited Dividend Housing Association Limited Partnership	3,164,138	179,799	6,965,280	(4,266,678)

	$19,497,031	$1,213,303	$34,960,453	$(17,738,375)

Property information for each Local Partnership as of December 31, 2009 is as follows:
Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

ACP Housing Associates, L.P.	$1,461,862	$14,000	$2,505,364	$(916,937)
Creative Choice Homes VII, Ltd.	1,481,636	500,000	4,137,851	(1,737,811)
Edgewood Manor Associates, L.P.	1,817,774	--	8,551	--
Ledge/McLaren Limited Partnership	416,139	123,673	695,545	(310,130)
Penn Apartment Associates	963,000	13,357	1,839,906	(759,902)
SB-92 Limited Partnership	2,978,923	73,000	4,534,111	(2,059,291)
St. Christopher’s Associates, L.P. V	2,180,000	31,829	2,868,893	(1,980,733)
St. John Housing Associates, L.P.	3,456,631	74,800	8,279,308	(3,740,696)
Starved Rock – LaSalle Manor Limited Partnership	1,938,112	202,845	3,088,189	(1,205,629)
Vision Limited Dividend Housing Association Limited Partnership	3,351,930	179,799	6,965,280	(4,007,139)

	$20,046,007	$1,213,303	$34,922,998	$(16,718,268)

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

The summary of property activity during the year ended December 31, 2010 is as follows:

	Balance as of December 31, 2009	Net change during the year ended December 31, 2010	Balance as of December 31, 2010

Land	$1,213,303	$--	$1,213,303
Buildings and improvements	34,922,998	37,455	34,960,453

	36,136,301	37,455	36,173,756
Accumulated depreciation	(16,718,268)	(1,020,107)	(17,738,375)

	$19,418,033	$(982,652)	$18,435,381

7.	Transactions with Manager and Affiliates

Pursuant to the terms of the Trust Agreement, the Trust incurs an annual management fee (the “Management Fee”) payable to the Manager for its services in connection with the management of the affairs of the Trust.  The annual Management Fee is equal to 0.5% of all proceeds invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties.  The Trust incurred a Management Fee of $192,141 for each of the years ended March 30, 2011, 2010 and 2009.  Unpaid Management Fees in the amount of $808,871 and $959,099 are reflected as payable to manager and affiliates in the accompanying balance sheets as of March 30, 2011 and 2010, respectively.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

8.	Taxable Loss

A reconciliation of the financial statement net income (loss) of the Trust for the years ended March 30, 2011, 2010 and 2009 to the tax return loss for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2011	2010	2009

Financial statement net income (loss) for the years ended March 30, 2011, 2010 and 2009	$13,297	$(137,903)	$(151,904)

Add (less) net transactions occurring between
January 1, 2008 and March 30, 2008	--	--	(61,054)
January 1, 2009 and March 30, 2009	--	(65,961)	65,961
January 1, 2010 and March 30, 2010	(64,011)	64,011	--
January 1, 2011 and March 30, 2011	56,423	--	--

Adjusted financial statement net income (loss) for the years ended December 31, 2010, 2009 and 2008	5,709	(139,853)	(146,997)

Adjustment to Management Fees pursuant to Internal Revenue Code Section 267	(150,880)	(49,225)	183,496

Differences arising from equity in loss of investment in local partnerships	(607,788)	(1,016,795)	(368,062)

Other income from local partnerships	(2,500)	--	(750)

Other differences	2,812	799	499

Tax return loss for the years ended December 31, 2010, 2009 and 2008	$(752,647)	$(1,205,074)	$(331,814)

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2010 and 2009 are as follows:

	2010	2009

Investment in local partnerships - financial reporting	$2,297,912	$2,126,698
Investment in local partnerships - tax	(4,084,567)	(3,645,493)

	$6,382,479	$5,772,191

Payable to manager and affiliates in the accompanying balance sheets represents accrued Management Fees, which are not deductible for tax purposes until paid pursuant to Internal Revenue Code Section 267.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

9.	Fair Value of Financial Instruments

The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and Cash Equivalents

The carrying amount approximates fair value.

Interest Receivable

The carrying amount approximates fair value due to the terms of the underlying investment.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager concluded that Registrant’s disclosure controls and procedures were effective as of March 30, 2011.

Management’s Annual Report on Internal Control Over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of March 30, 2011.

This Annual Report does not include an attestation report of Registrant’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by Registrant’s independent registered public accounting firm pursuant to rules of the SEC that permit Registrant to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 30, 2011 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Registrant has no officers or directors.  The Manager manages Registrant's affairs and has general responsibility and authority in all matters affecting its business.  The executive officers and director of the Manager are:

Served in present
Name	capacity since1	Position held

Richard Paul Richman	May 10, 1993	Director
David A. Salzman	February 1, 2001	President
James Hussey	January 20, 2009	Vice President and Treasurer
Gina K. Dodge	May 10, 1993	Secretary
Charles L. Krafnick	February 1, 2003	Assistant Treasurer

1Director holds office until his successor is elected and qualified.  All officers serve at the pleasure of the Director.

Richard Paul Richman, age 63, is the sole Director of the Manager.  Mr. Richman is the Chairman and a stockholder of Richman Group.  Mr. Richman is involved in the syndication, development and management of residential property.  Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of the Manager and a general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of the Manager and the general partner of Wilder Richman Historic Properties II, L.P., the sole director of Richman Tax Credit Properties Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties L.P., the sole director of Richman Tax Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties II L.P. and the sole director of Richman Housing Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties III L.P.

David A. Salzman, age 50, is the President of the Manager and is a stockholder and the President of Richman Group.  Mr. Salzman has been employed by Richman Group or an affiliate since 1986 and is responsible for the acquisition of residential real estate for syndication for Richman Group.

James Hussey, age 50, is a Vice President and the Treasurer of the Manager.  Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the finance operations of Richman Group.  In addition, Mr. Hussey is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of the Manager.  Mr. Hussey is engaged primarily in the partnership management and finance operations of RAM.  Prior to joining RAM, Mr. Hussey, a Certified Public Accountant, was the Chief Financial Officer of WCI Communities Inc. NE Region and Spectrum Communities, LLC.  From 1989 to 1998, Mr. Hussey held various positions with Center Development Corp, a developer of affordable housing in the New York metropolitan area.

Gina K. Dodge, age 55, is the Secretary of the Manager and a Vice President and the Secretary of Richman Group.  Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, Ms. Dodge is responsible for communications with investors.

Charles L. Krafnick, age 49, is the Assistant Treasurer of the Manager and is the Assistant Treasurer of Richman Group.  Mr. Krafnick, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group.  In addition, Mr. Krafnick is the Assistant Treasurer of RAM.  Mr. Krafnick's responsibilities in connection with RAM include various finance and partnership management functions.

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

Item 11.  Executive Compensation.

Registrant has no officers or directors.  Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of the Manager and did not pay any such compensation during the year ended March 30, 2011 or during the prior two fiscal years.  During the year ended March 30, 2011 and during the prior two fiscal years, the Manager did not pay any compensation to any of its officers or its director.  The director and certain officers of the Manager receive compensation from certain affiliates of the Manager for services performed for various affiliated entities which may include services performed for Registrant.

Under the terms of the Trust Agreement, Registrant has entered into certain arrangements with the Manager and certain of its affiliates which provide for compensation to be paid to the Manager and certain of its affiliates.  See Notes 4 and 7 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Two affiliates of Everest Properties, Inc., having the mailing address 199 S. Los Robles Avenue, Suite 200, Pasadena, California 91101, together own 2,214 Units, representing approximately 11.87% of all such Units.  As of May 31, 2011, no person or entity, other than the affiliates of Everest Properties, Inc. noted above, was known by Registrant to be the beneficial owner of more than five percent of the Units.

Neither the Manager nor the director or any officer of the Manager own any Units.  The majority owner of the Manager is Richard Paul Richman.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Transactions With Related Persons

The Manager and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 4 and 7 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data herein.  Such fees will continue to be incurred by Registrant during the fiscal year ending March 30, 2012.

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

Indebtedness of Management

No officer or director of the Manager or any affiliate of the foregoing was indebted to Registrant at any time during the fiscal years ended March 30, 2011 and 2010.

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

Item 14.  Principal Accountant Fees and Services.

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered for the years ended March 30, 2011 and 2010:
	2011	2010

Audit Fees	$21,600	$21,600
Audit-Related Fees	--	--
Tax Fees	$7,200	$7,200
All Other Fees	--	--

Audit fees consist of fees for the annual audit and review of Registrant’s interim financial statements and assistance with and review of documents filed with the SEC.  Tax fees generally represent fees for annual tax return preparation.  There were no other accounting fees incurred by Registrant in fiscal 2011 and 2010.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee.

The Audit Committee approved all fiscal 2011 and 2010 principal accountant fees and services.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedules and Exhibits

(1)  Financial Statements

See Item 8 - Financial Statements and Supplementary Data.

(2)  Financial Statement Schedules

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or notes thereto.

(3)  Exhibits

Incorporated by
	Exhibit	Reference to
4.1	Fourth Amended and Restated Agreement of Trust of Registrant	Appendix A to Registrant’s Prospectus filed September 21, 1993 (File No. 33-58032)
10.1	Credit Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)
10.2	Security and Pledge Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)
10.3	Cash Collateral Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)
10.4	Promissory Note dated December 27, 1993 from Trust to Citibank N.A.	Exhibit 10.4 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)
10.5	Tri-Party Agreement dated as of December 27, 1993 between Trust, Citibank N.A. and United States Trust Company of New York	Exhibit 10.5 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)
10.6	ACP Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-24600)
10.7	Creative Choice Homes VII, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1994 (File No. 0-24600)
10.8	Edgewood Manor Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)
10.9	Ledge / McLaren Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1994 (File No. 0-24600)

Incorporated by
	Exhibit	Reference to
10.10	Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.7 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)
10.11	First Amendment to Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)
10.12	Second Amendment to Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.9 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)
10.13	SB-92 Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)
10.14	St. Christopher's Associates, L.P. V Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended June 29, 1994 (File No. 33-58032)
10.15	St. John Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.7 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)
10.16	Starved Rock - LaSalle Manor Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-24600)
10.17	Vision Limited Dividend Housing Association Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1994 (File No. 0-24600)
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
*32.1	Section 1350 Certification of Chief Executive Officer.
*32.2	Section 1350 Certification of Chief Financial Officer.
99.1	Pages 11 through 21 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.1 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)
99.2	Pages 26 through 48 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.2 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)
99.3	Pages 63 through 65 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.3 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)
99.4	Supplement No. 2 dated November 16, 1993 to Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.4 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)
99.5	Supplement No. 3 dated November 23, 1994 to Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.5 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

Incorporated by
	Exhibit	Reference to
99.6	Supplement No. 4 dated December 28, 1994 to Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.6 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)
99.7	Independent Auditor’s Report of ACP Housing Associates, L.P. as of and for the year ended December 31, 2004	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-24600)
99.8	Independent Auditors’ Report of Creative Choice Homes VII, Ltd. as of and for the year ended December 31, 2004	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-24600)
99.9	Report of Independent Registered Public Accounting Firm of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-24600)
99.10	Report of Independent Registered Public Accounting Firm of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.8 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-24600)
99.11	Audited Financial Statements of Creative Choice Homes VII, Ltd. as of and for the year ended December 31, 2005	Exhibit 99.9 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-24600)
99.12	Audited Financial Statements of St. John Housing Associates Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-24600)
99.13	Independent Auditors’ Report of Ledge/McLaren Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-24600)
99.14	Audited Financial Statements of St. John Housing Associates Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-24600)
99.15	Audited Financial Statements of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.13 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-24600)
99.16	Deferred Fee Agreement between Registrant, the Manager and ML Fund Administrators Inc.	Exhibit 99.16 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

*Filed herewith.

(b) Exhibits

See (a)(3) above.

(c) Financial Statement Schedules

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

By: Richman American Credit Corp.,
The Manager

Dated: June 28, 2011	/s/David Salzman
David Salzman
Chief Executive Officer

Dated: June 28, 2011	/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Salzman	Chief Executive Officer of the Manager	June 28, 2011
(David Salzman)

/s/James Hussey	Chief Financial Officer of the Manager	June 28, 2011
(James Hussey)

/s/Richard Paul Richman	Director of the Manager	June 28, 2011
(Richard Paul Richman)