Form 10-Q
period 2011-06-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 2011-08-10
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2011

OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer ___    Accelerated Filer ___    Non-Accelerated Filer ___    Smaller Reporting Company    X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of August 10, 2011, there are 18,654 units of beneficial ownership interest outstanding.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
BALANCE SHEETS
(UNAUDITED)

	June 29,	March 30,
	2011	2011

ASSETS

Cash and liquid investments

Cash and cash equivalents	$229,664	$205,400
Investment in Pemberwick Fund	800,045	799,505
Investment in bond	96,005	99,873

Total cash and liquid investments	1,125,714	1,104,778

Interest receivable	2,317	123
Investment in local partnerships	2,319,032	2,297,912

	$3,447,063	$3,402,813

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$8,706	$31,628
Payable to manager and affiliates	856,050	808,871

	864,756	840,499

Commitments and contingencies

Owners' equity (deficit)

Manager	(138,140)	(138,396)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)	2,712,375	2,687,011
Accumulated other comprehensive income, net	8,072	13,699

	2,582,307	2,562,314

	$3,447,063	$3,402,813

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 29, 2011 AND 2010
(UNAUDITED)

	2011	2010

REVENUE

Interest	$4,888	$3,388
Other income from local partnerships	3,000	2,500

TOTAL REVENUE	7,888	5,888

EXPENSES

Management fee	48,036	48,036
Professional fees	9,916	7,421
Printing, postage and other	968	1,731

TOTAL EXPENSES	58,920	57,188

	(51,032)	(51,300)

Equity in income of investment in local partnerships	76,652	81,466

NET INCOME	25,620	30,166

Other comprehensive loss	(5,627)	(3,842)

COMPREHENSIVE INCOME	$19,993	$26,324

NET INCOME ATTRIBUTABLE TO

Manager	$256	$302
Beneficial owners	25,364	29,864

	$25,620	$30,166

NET INCOME per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)	$1.36	$1.60

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2011 AND 2010
(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$3,309	$3,051
Cash paid for
Management fee	(857)	(861)
Professional fees	(31,076)	(29,818)
Printing, postage and other expenses	(2,730)	(2,655)

Net cash used in operating activities	(31,354)	(30,283)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(2,914)	(2,587)
Investment in bond		(100,940)
Distributions received from local partnerships	58,532	62,732

Net cash provided by (used in) investing activities	55,618	(40,795)

Net increase (decrease) in cash and cash equivalents	24,264	(71,078)

Cash and cash equivalents at beginning of period	205,400	286,543

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$229,664	$215,465

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized loss on investment in Pemberwick Fund	$2,374	$2,227

Unrealized loss on investment in bond	$3,253	$1,615
See reconciliation of net income to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
STATEMENTS OF CASH FLOWS - CONTINUED
THREE MONTHS ENDED JUNE 29, 2011 AND 2010
(UNAUDITED)

	2011	2010

RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES

Net income	$25,620	$30,166

Adjustments to reconcile net income to net cash used in operating activities

Equity in income of investment in local partnerships	(76,652)	(81,466)
Other income from local partnerships	(3,000)	(2,500)
Accrued interest purchased at date of investment in bond		1,750
Amortization of premium on investment in bond	615	205
Increase in interest receivable	(2,194)	(2,292)
Decrease in accounts payable and accrued expenses	(22,922)	(23,321)
Increase in payable to manager and affiliates	47,179	47,175

NET CASH USED IN OPERATING ACTIVITIES	$(31,354)	$(30,283)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2011
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Trust, a Delaware statutory business trust Series I (the “Trust”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted, in part, by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information.  In the opinion of the Manager, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2011 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the three months ended June 29, 2011 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior period balances have been reclassified to conform to the current period presentation.

2.	Investment in Local Partnerships

The Trust owns a 98.9% to 99% limited partner interest (the “Local Partnership Interests”) in ten Local Partnerships representing capital contributions in the aggregate amount of $14,837,956, which includes voluntary advances made to certain Local Partnerships and all of which has been paid.  The Trust has no legal obligation to fund any operating deficits of the Local Partnerships.

For the three months ended June 29, 2011, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2011	$2,297,912

Equity in income of investment in local partnerships	76,652	*

Distributions received from Local Partnerships	(58,532)

Distributions classified as other income	3,000

Investment in local partnerships as of June 29, 2011	$2,319,032

*In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to the Trust is recognized to the extent of the Trust’s investment balance in each Local Partnership.  Equity in loss in excess of the Trust’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership.

In January 2011, Starved Rock - LaSalle Manor Limited Partnership (“Starved Rock”) entered into a purchase agreement (the “Purchase Agreement”) to sell its underlying Property to an affiliate of the Local General Partner of Starved Rock.  Under the terms of the Purchase Agreement, the Trust would receive $108,000 (subject to adjustment as described in the Purchase Agreement) plus $30,000 in distributions that are due to the Trust under the terms of Starved Rock’s partnership agreement.  The Purchase Agreement is subject to the approval of the United States Department of Housing and Urban Development (“HUD”) and there can be no assurance that the Property will be sold under the terms of the Purchase Agreement.  The Trust’s investment balance in Starved Rock, after cumulative equity losses, became zero during the year ended March 30, 2008.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 29, 2011
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

Edgewood Manor Associates, L.P. (“Edgewood”) is currently in default under the terms of its first mortgage and a default has been declared by the lender; delinquent payments of principal, interest and certain fees represent a cumulative arrearage of approximately $42,000 as of July 2011.  The Trust has made cumulative voluntary advances of $90,000 to Edgewood to fund operating deficits as of June 29, 2011, none of which were made during the three months then ended.  The Trust’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005 and voluntary advances made by the Trust were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.

The Trust’s investment balance in St. John Housing Associates, L.P. (“St. John Housing”) represents more than 20% of the Trust’s total assets as of June 29, 2011 and the equity in income recognized by the Trust for the three months ended June 29, 2011 in connection with St. John Housing represents more than 20% of the Trust’s net income for such period.  The following financial information represents certain unaudited operating statement data of St. John Housing for the three months ended March 31, 2011:

Revenue	$360,429

Net income	$77,426

3.	Investment in Pemberwick Fund

The Trust carries its investment in Pemberwick Fund (“Pemberwick”) at estimated fair value.  The fair value of the Trust’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820.  Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Trust has the ability to access.  Pemberwick’s net asset value (“NAV”) is $10.11 per share as of June 29, 2011.  An unrealized gain of $8,595 is included as a component of accumulated other comprehensive income, net in the accompanying unaudited balance sheet as of June 29, 2011.

4.	Investment in Bond

The Trust carries its investment in bond as available-for-sale because such investment is used to facilitate and provide flexibility for its obligations, including resolving circumstances that may arise in connection with the Local Partnerships.  Investment in bond is reflected in the accompanying unaudited balance sheets at estimated fair value and is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 3).  An unrealized loss of $523 is included as a component of accumulated other comprehensive income, net in the accompanying unaudited balance sheet as of June 29, 2011.

As of June 29, 2011, certain information concerning investment in bond is as follows:

Description and maturity	Amortized cost	Gross unrealized gain	Gross unrealized loss	Estimated fair value

Corporate debt security
Callable in September 2013	$96,528	$--	$(523)	$96,005

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 29, 2011
(UNAUDITED)

5.	Additional Information

Additional information, including the audited March 30, 2011 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Trust's Annual Report on Form 10-K for the fiscal year ended March 30, 2011 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of June 29, 2011, American Tax Credit Trust, a Delaware statutory business trust, Series I (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2011.  Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the three months ended June 29, 2011, Registrant received cash from interest revenue and distributions from Local Partnerships, and utilized cash for operating expenses and investments in Pemberwick Fund (“Pemberwick”).  Cash and cash equivalents, investment in Pemberwick and investment in bond increased, in the aggregate, by approximately $21,000 during the three months ended June 29, 2011 (which includes unrealized losses on investment in Pemberwick and investment in bond in the aggregate of approximately $6,000).  Registrant intends to hold the bond until its call date (September 2013) and therefore does not expect to realize significant gains or losses on its investment in bond, if any.  During the three months ended June 29, 2011, the investment in local partnerships increased as a result of Registrant's equity in the Local Partnerships' net income for the three months ended March 31, 2011 of $76,652, partially offset by cash distributions received from Local Partnerships of $55,532 (excluding $3,000 of distributions classified as other income from local partnerships).  Payable to manager and affiliates represents deferred management fees in the accompanying unaudited balance sheet as of June 29, 2011.

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

Registrant’s operations for the three months ended June 29, 2011 and 2010 have not varied significantly, as reflected by the net income of $25,620 and $30,166, respectively.  Other comprehensive loss for the three months ended June 29, 2011 resulted from unrealized losses on investment in Pemberwick and investment in bond of $2,374 and $3,253, respectively.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to its beneficial owners (the “Beneficial Owners”), has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2010.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its limited partner interests in the Local Partnerships (the “Local Partnership Interests”).  As of August 2011, Registrant owns all ten of the Local Partnership Interests originally acquired (see discussion below regarding the potential sale of a Local Partnership Interest).  Registrant has served a demand on the local general partners (the “Local General Partners”) to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s Local Partnership Interests.  It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  Registrant intends to dissolve after the final disposition of its Local Partnership Interests.  There can be no assurance as to when Registrant will dispose of its Local Partnership Interests.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest").  Registrant has no legal obligation to fund any operating deficits of the Local Partnerships.

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

Edgewood Manor Associates, L.P. (“Edgewood”) is currently in default under the terms of its first mortgage and a default has been declared by the lender; delinquent payments of principal, interest and certain fees represent a cumulative arrearage of approximately $42,000 as of July 2011.  Registrant has made cumulative voluntary advances of $90,000 to Edgewood to fund operating deficits as of June 29, 2011, none of which were made during the three months then ended.  Registrant’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005 and voluntary advances made by Registrant were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended June 29, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager concluded that Registrant’s disclosure controls and procedures were effective as of June 29, 2011.

Item 4T.  Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended June 29, 2011 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2011.

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

Exhibit 31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
Exhibit 31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
Exhibit 32.1  Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2  Section 1350 Certification of Chief Financial Officer.
101.ins  XBRL Instance
101.xsd  XBRL Schema
101.cal  XBRL Calculation
101.def  XBRL Definition
101.lab  XBRL Label
101.pre  XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT TRUST, a
Delaware statutory business trust Series I

By: Richman American Credit Corp.
The Manager

Dated: August 10, 2011	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: August 10, 2011	/s/James Hussey
By: James Hussey
Chief Financial Officer

Dated: August 10, 2011	/s/Richard Paul Richman
By: Richard Paul Richman
Director