Form 10-Q
period 2011-09-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 2011-11-07
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2011

OR

[__]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                            to ____________

Commission File Number: 0-24600

American Tax Credit Trust, a Delaware statutory business trust Series I
(Exact Name of Registrant as Specified in its Charter)

Delaware	06-6385350
(State or Other Jurisdiction of Organization)	(I.R.S. Employer Incorporation or Identification No.)

Richman American Credit Corp.
340 Pemberwick Road
Greenwich, Connecticut	06831
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:  (203) 869-0900

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

Yes    X    No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer        Accelerated Filer        Non-Accelerated Filer        Smaller Reporting Company   X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No   X

As of November 7, 2011, there are 18,654 units of beneficial ownership interest outstanding.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I

PART I - FINANCIAL INFORMATION

Table of Contents
Page

Item 1.Financial Statements.

Balance Sheets	3

Statements of Operations	4

Statements of Cash Flows	5

Notes to Financial Statements	7

Item 2.Management’s Discussion and Analysis of Financial
Condition and Results of Operations.	9

Item 3.Quantitative and Qualitative Disclosure About Market Risk.	12

Item 4.Controls and Procedures.	12

Item 4T.Internal Control Over Financial Reporting.	12

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
BALANCE SHEETS
(UNAUDITED)

	September 29,	March 30,
	2011	2011

ASSETS

Cash and liquid investments

Cash and cash equivalents	$227,308	$205,400
Investment in Pemberwick Fund	785,514	799,505
Investment in bond	91,000	99,873

Total cash and liquid investments	1,103,822	1,104,778

Interest receivable	99	123
Investment in local partnerships	2,376,751	2,297,912

	$3,480,672	$3,402,813

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$14,147	$31,628
Payable to manager and affiliates	902,332	808,871

	916,479	840,499

Commitments and contingencies

Owners' equity (deficit)

Manager	(138,152)	(138,396)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)	2,711,188	2,687,011
Accumulated other comprehensive income (loss)	(8,843)	13,699

	2,564,193	2,562,314

	$3,480,672	$3,402,813

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
STATEMENTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 2011 AND 2010
(UNAUDITED)

	Three Months Ended September 29, 2011		Six Months Ended September 29, 2011	Three Months Ended September 29, 2010	Six Months Ended September 29, 2010

REVENUE

Interest	$		$4,888	$5,794	$9,182
Other income from local partnerships			3,000		2,500

TOTAL REVENUE			7,888	5,794	11,682

EXPENSES

Management fee		48,035	96,071	48,035	96,071
Professional fees		8,753	18,669	7,723	15,144
Printing, postage and other		2,130	3,098	3,952	5,683

TOTAL EXPENSES		58,918	117,838	59,710	116,898

		(58,918)	(109,950)	(53,916)	(105,216)

Equity in income of investment in local partnerships		57,719	134,371	29,835	111,301

NET INCOME (LOSS)		(1,199)	24,421	(24,081)	6,085

Other comprehensive income (loss), net		(16,915)	(22,542)	13,402	9,560

COMPREHENSIVE INCOME (LOSS)		$(18,114)	$1,879	$(10,679)	$15,645

NET INCOME (LOSS) ATTRIBUTABLE TO

Manager		$(12)	$244	$(241)	$61
Beneficial owners		(1,187)	24,177	(23,840)	6,024

		$(1,199)	$24,421	$(24,081)	$6,085

NET INCOME (LOSS) per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)		$(.06)	$1.30	$(1.28)	$.32

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 29, 2011 AND 2010
(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$11,055	$11,652
Cash paid for
Management fee	(2,610)	(3,013)
Professional fees	(33,724)	(31,887)
Printing, postage and other expenses	(5,524)	(8,211)

Net cash used in operating activities	(30,803)	(31,459)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(5,821)	(6,348)
Investment in bond		(100,940)
Distributions received from local partnerships	58,532	62,732

Net cash provided by (used in) investing activities	52,711	(44,556)

Net increase (decrease) in cash and cash equivalents	21,908	(76,015)

Cash and cash equivalents at beginning of period	205,400	286,543

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$227,308	$210,528

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$(19,812)	$7,831

Unrealized gain (loss) on investment in bond	$(2,730)	$1,729

See reconciliation of net income to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
STATEMENTS OF CASH FLOWS - CONTINUED
SIX MONTHS ENDED SEPTEMBER 29, 2011 AND 2010
(UNAUDITED)

	2011	2010

RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES

Net income	$24,421	$6,085

Adjustments to reconcile net income to net cash used in operating activities

Equity in income of investment in local partnerships	(134,371)	(111,301)
Other income from local partnerships	(3,000)	(2,500)
Accrued interest purchased at date of investment in bond		1,750
Amortization of premium on investment in bond	6,143	819
Decrease (increase) in interest receivable	24	(99)
Decrease in accounts payable and accrued expenses	(17,481)	(19,271)
Increase in payable to manager and affiliates	93,461	93,058

NET CASH USED IN OPERATING ACTIVITIES	$(30,803)	$(31,459)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 29, 2011
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Trust, a Delaware statutory business trust Series I (the “Trust”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted, in part, by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information.  In the opinion of the Manager, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2011 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the six months ended September 29, 2011 are not necessarily indicative of the results that may be expected for the entire year.

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

For the six months ended September 29, 2011, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2011	$2,297,912

Equity in income of investment in local partnerships	134,371	*

Distributions received from Local Partnerships	(58,532)

Distributions classified as other income	3,000

Investment in local partnerships as of September 29, 2011	$2,376,751

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
SEPTEMBER 29, 2011
(UNAUDITED)

2.     Investment in Local Partnerships (Continued)

Edgewood Manor Associates, L.P. (“Edgewood”) is currently in default under the terms of its first mortgage and a default has been declared by the lender; delinquent payments of principal, interest and certain fees represent a cumulative arrearage of approximately $45,000 as of October 2011.  The Trust has made cumulative voluntary advances of $90,000 to Edgewood to fund operating deficits as of September 29, 2011, none of which were made during the six months then ended.  The Trust’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005 and voluntary advances made by the Trust were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.

The Trust’s investment balance in St. John Housing Associates, L.P. (“St. John Housing”) of $2,376,751 as of September 29, 2011 represents more than 20% of the Trust’s total assets and its equity in income of its investment in St. John Housing of $134,371 represents more than 20% of the Trust’s net income for the six months ended September 29, 2011.  The following financial information represents certain unaudited balance sheet and operating statement data of St. John Housing as of and for the six months ended June 30, 2011:

Total assets	$5,676,434

Total liabilities	$3,314,554

Revenue	$725,040

Net income	$135,728

3.	Investment in Pemberwick Fund

The Trust carries its investment in Pemberwick Fund (“Pemberwick”) at estimated fair value.  The fair value of the Trust’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820.  Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Trust has the ability to access.  Pemberwick’s net asset value (“NAV”) is $9.89 per share as of September 29, 2011.  An unrealized loss of $8,843 is reflected as accumulated other comprehensive loss in the accompanying unaudited balance sheet as of September 29, 2011.  As of September 29, 2011, the Trust has earned $19,419 of interest revenue from its investment in Pemberwick.

4.	Investment in Bond

The Trust carries its investment in bond as available-for-sale because such investment is used to facilitate and provide flexibility for its obligations, including resolving circumstances that may arise in connection with the Local Partnerships.  Investment in bond is reflected in the accompanying unaudited balance sheets at estimated fair value and is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 3).  The bond was called on October 3, 2011; accordingly, there is no accumulated other comprehensive income or loss associated with the Trust's investment in bond in the accompanying unaudited balance sheet as of September 29, 2011.  The Trust’s cumulative annualized return on the bond for the sixteen month holding period totaled approximately 2.94%.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of September 29, 2011, American Tax Credit Trust, a Delaware statutory business trust, Series I (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2011.  Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the six months ended September 29, 2011, Registrant received cash from interest revenue and distributions from Local Partnerships, and utilized cash for operating expenses and investments in Pemberwick Fund (“Pemberwick”).  Cash and cash equivalents, investment in Pemberwick and investment in bond decreased, in the aggregate, by approximately $1,000 during the six months ended September 29, 2011 (which includes unrealized losses on investment in Pemberwick and investment in bond in the aggregate of approximately $23,000 and amortization of premium on investment in bond of approximately $6,000).  The bond owned by Registrant was called on October 3, 2011 at par; Registrant’s cumulative annualized return on the bond for the sixteen month holding period totaled approximately 2.94%.  Accordingly, Registrant did not experience any adverse impact in connection with such investment.  During the six months ended September 29, 2011, the investment in local partnerships increased as a result of Registrant's equity in the Local Partnerships' net income for the six months ended June 30, 2011 of $134,371, partially offset by cash distributions received from Local Partnerships of $55,532 (excluding $3,000 of distributions classified as other income from local partnerships).  Payable to manager and affiliates represents deferred management fees in the accompanying unaudited balance sheet as of September 29, 2011.

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

Registrant’s operations for the three months ended September 29, 2011 and 2010 resulted in net losses of $1,199 and $24,081, respectively.  The decrease in net loss from fiscal 2010 to fiscal 2011 is primarily attributable to an increase in equity in income of investment in local partnerships of approximately $28,000, which increase is attributable to an increase in the net income of the Local Partnership in which Registrant continues to have an investment balance.  Other comprehensive loss for the three months ended September 29, 2011 resulted from an unrealized gain (loss) on investment in Pemberwick and investment in bond of $(17,438) and $523, respectively.

Registrant’s operations for the six months ended September 29, 2011 and 2010 resulted in net income of $24,421 and $6,085, respectively.  The increase in net income from fiscal 2010 to fiscal 2011 is primarily attributable to an increase in equity in income of investment in local partnerships of approximately $23,000, which increase is attributable to an increase in the net income of the Local Partnership in which Registrant continues to have an investment balance.  Other comprehensive loss for the six months ended September 29, 2011 resulted from unrealized losses on investment in Pemberwick and investment in bond of $19,812 and $2,730, respectively.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to its beneficial owners (the “Beneficial Owners”), has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2010.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its limited partner interests in the Local Partnerships (the “Local Partnership Interests”).  As of November 2011, Registrant owns all ten of the Local Partnership Interests originally acquired (see discussion below regarding the potential sale of a Local Partnership Interest).  Registrant has served a demand on the local general partners (the “Local General Partners”) to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s Local Partnership Interests.  It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  Registrant intends to dissolve after the final disposition of its Local Partnership Interests.  There can be no assurance as to when Registrant will dispose of its Local Partnership Interests.

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

Edgewood Manor Associates, L.P. (“Edgewood”) is currently in default under the terms of its first mortgage and a default has been declared by the lender; delinquent payments of principal, interest and certain fees represent a cumulative arrearage of approximately $45,000 as of October 2011.  Registrant has made cumulative voluntary advances of $90,000 to Edgewood to fund operating deficits as of September 29, 2011, none of which were made during the six months then ended.  Registrant’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005 and voluntary advances made by Registrant were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.

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

As noted above in Item 2 under Material Changes in Financial Condition, the bond owned by Registrant as of September 29, 2011 was called on October 3, 2011 at par; Registrant’s cumulative annualized return on the bond for the sixteen month holding period totaled approximately 2.94%.  Accordingly, Registrant did not experience any adverse impact in connection with such investment.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended September 29, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager concluded that Registrant’s disclosure controls and procedures were effective as of September 29, 2011.

Item 4T.  Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended September 29, 2011 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None; see Item 2 of Part I regarding the mortgage default of a certain Local Partnership.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

	Exhibit 31.1 -	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
	Exhibit 31.2 -	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
	Exhibit 32.1 -	Section 1350 Certification of Chief Executive Officer.
	Exhibit 32.2 -	Section 1350 Certification of Chief Financial Officer.
	Exhibit 101.ins -	XBRL Instance
	Exhibit 101.xsd -	XBRL Schema
	Exhibit 101.cal -	XBRL Calculation
	Exhibit 101.def -	XBRL Definition
	Exhibit 101.lab -	XBRL Label
	Exhibit 101.pre -	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT TRUST, a
Delaware statutory business trust Series I

By:Richman American Credit Corp.
The Manager

Dated: November 7, 2011	/s/David Salzman
By:David Salzman
Chief Executive Officer

Dated: November 7, 2011	/s/James Hussey
By:James Hussey
Chief Financial Officer

Dated: November 7, 2011	/s/Richard Paul Richman
By:Richard Paul Richman
Sole Director