Form 10-Q
period 2011-12-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2012-01-26
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2011

OR

[ __]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  _______________ to ______________

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

Yes    X     No ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ___Accelerated Filer___Non-Accelerated Filer___ Smaller Reporting Company    X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___  No    X

As of January 26, 2012, there are 18,654 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I

PART I - FINANCIAL INFORMATION

Table of Contents
		Page

Item 1.	Financial Statements.

Balance Sheets		3

Statements of Operations		4

Statements of Cash Flows		5

Notes to Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	12

Item 4.	Controls and Procedures.	12

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
BALANCE SHEETS
(UNAUDITED)

	December 30,	March 30,
	2011	2011

ASSETS

Cash and liquid investments

Cash and cash equivalents	$215,604	$205,400
Investment in Pemberwick Fund	787,705	799,505
Investment in bond		99,873

Total cash and liquid investments	1,003,309	1,104,778

Interest receivable		123
Investment in local partnerships	2,426,782	2,297,912

	$3,430,091	$3,402,813

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$19,290	$31,628
Payable to manager and affiliates	848,619	808,871

	867,909	840,499

Commitments and contingencies

Owners' equity (deficit)

Manager	(138,164)	(138,396)
Beneficial owners (18,654 units of beneficial ownership nterest outstanding)	2,709,985	2,687,011
Accumulated other comprehensive income (loss)	(9,639)	13,699

	2,562,182	2,562,314

	$3,430,091	$3,402,813

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 2011 AND 2010
(UNAUDITED)

	Three Months Ended December 30, 2011	Nine Months Ended December 30, 2011	Three Months Ended December 30, 2010	Nine Months Ended December 30, 2010

REVENUE

Interest	$3,414	$8,302	$5,532	$14,714
Other income from local partnerships	3,250	6,250		2,500

TOTAL REVENUE	6,664	14,552	5,532	17,214

EXPENSES

Management fee	48,036	144,107	48,036	144,107
Professional fees	9,342	28,011	9,931	25,075
Printing, postage and other	532	3,630	4,076	9,759

TOTAL EXPENSES	57,910	175,748	62,043	178,941

	(51,246)	(161,196)	(56,511)	(161,727)

Equity in income of investment in local partnerships	50,031	184,402	55,711	167,012

NET INCOME (LOSS)	(1,215)	23,206	(800)	5,285

Reclassification of unrealized gain on investment in bond		(2,730)
Other comprehensive income (loss), net	(796)	(20,608)	630	10,190

COMPREHENSIVE INCOME (LOSS)	$(2,011)	$(132)	$(170)	$15,475

NET INCOME (LOSS) ATTRIBUTABLE TO

Manager	$(12)	$232	$(8)	$53
Beneficial owners	(1,203)	22,974	(792)	5,232

	$(1,215)	$23,206	$(800)	$5,285

NET INCOME (LOSS) per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)	$(.07)	$1.23	$(.04)	$.28

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$14,568	$15,556
Cash paid for
Management fees	(104,359)	(341,083)
Professional fees	(37,731)	(36,157)
Printing, postage and other expenses	(6,248)	(10,665)

Net cash used in operating activities	(133,770)	(372,349)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(8,808)	(10,484)
Redemptions from Pemberwick Fund		340,677
Proceeds from redemption of investment in bond	91,000
Investment in bond		(100,940)
Distributions received from local partnerships	61,782	62,732

Net cash provided by investing activities	143,974	291,985

Net increase (decrease) in cash and cash equivalents	10,204	(80,364)

Cash and cash equivalents at beginning of period	205,400	286,543

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$215,604	$206,179

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$(20,608)	$6,709

Reclassification of unrealized gain on investment in bond	$(2,730)

Unrealized gain on investment in bond		$3,481

See reconciliation of net income to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
STATEMENTS OF CASH FLOWS - CONTINUED
NINE MONTHS ENDED DECEMBER 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES

Net income	$23,206	$5,285

Adjustments to reconcile net income to net cash used in operating activities

Equity in income of investment in local partnerships	(184,402)	(167,012)
Other income from local partnerships	(6,250)	(2,500)
Accrued interest purchased at date of investment in bond		1,750
Amortization of premium on investment in bond	1,229	1,433
Loss on redemption of investment in bond	4,914
Decrease (increase) in interest receivable	123	(2,341)
Decrease in accounts payable and accrued expenses	(12,338)	(11,988)
Increase (decrease) in payable to manager and affiliates	39,748	(196,976)

NET CASH USED IN OPERATING ACTIVITIES	$(133,770)	$(372,349)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2011
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Trust, a Delaware statutory business trust Series I (the “Trust”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted, in part, by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information.  In the opinion of the Manager, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2011 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the nine months ended December 30, 2011 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Trust owns a 98.9% to 99% limited partner interest (the “Local Partnership Interests”) in ten Local Partnerships representing capital contributions in the aggregate amount of $14,837,956, which includes voluntary advances made to certain Local Partnerships and all of which has been paid.  See discussion below regarding the potential disposal of a Local Partnership Interest.  The Trust has no legal obligation to fund any operating deficits of the Local Partnerships.

For the nine months ended December 30, 2011, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2011	$2,297,912

Equity in income of investment in local partnerships	184,402	*

Distributions received from Local Partnerships	(61,782)

Distributions classified as other income	6,250

Investment in local partnerships as of December 30, 2011	$2,426,782

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
DECEMBER 30, 2011
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

Edgewood Manor Associates, L.P. (“Edgewood”) is currently in default under the terms of its first mortgage and a default has been declared by the lender; delinquent payments of principal, interest and certain fees represent a cumulative arrearage of approximately $47,000 as of January 2012.  The Trust has made cumulative voluntary advances of $90,000 to Edgewood to fund operating deficits as of December 30, 2011, none of which were made during the nine months then ended.  The Trust’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005 and voluntary advances made by the Trust were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.

The Trust’s investment balance in St. John Housing Associates, L.P. (“St. John Housing”) of $2,426,782 as of December 30, 2011 represents more than 20% of the Trust’s total assets and its equity in income of its investment in St. John Housing of $184,402 represents more than 20% of the Trust’s net income for the nine months ended December 30, 2011.  The following financial information represents certain unaudited balance sheet and operating statement data of St. John Housing as of and for the nine months ended September 30, 2011:

Total assets	$5,696,211

Total liabilities	$3,279,761

Revenue	$1,084,297

Net income	$186,265

3.	Investment in Pemberwick Fund

The Trust carries its investment in Pemberwick Fund (“Pemberwick”) at estimated fair value.  The fair value of the Trust’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820.  Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Trust has the ability to access.  Pemberwick’s net asset value (“NAV”) is $9.88 per share as of December 30, 2011.  An unrealized loss of $9,639 is reflected as accumulated other comprehensive loss in the accompanying unaudited balance sheet as of December 30, 2011.  As of December 30, 2011, the Trust has earned $23,759 of interest revenue from its investment in Pemberwick.

4.	Investment in Bond

The Trust carried its investment in bond as available-for-sale because such investment was used to facilitate and provide flexibility for its obligations.  Investment in bond was reflected in the accompanying unaudited balance sheet as of March 30, 2011 at estimated fair value and was classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 3).  The bond was called during the nine months ended December 30, 2011; accordingly, there is no accumulated other comprehensive income or loss associated with the Trust’s investment in bond in the accompanying unaudited balance sheet as of December 30, 2011.  The Trust’s cumulative annualized return on the bond for the sixteen month holding period totaled approximately 2.94%.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of December 30, 2011, American Tax Credit Trust, a Delaware statutory business trust Series I (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2011.  Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the nine months ended December 30, 2011, Registrant received cash from interest revenue, the redemption of its investment in bond and distributions from Local Partnerships, and utilized cash for operating expenses and investments in Pemberwick Fund (“Pemberwick”). Cash and cash equivalents, investment in Pemberwick and investment in bond decreased, in the aggregate, by approximately $101,000 during the nine months ended December 30, 2011 (which includes an unrealized loss on investment in Pemberwick and the reclassification of unrealized gain on investment in bond in the aggregate of approximately $23,000 and amortization of premium on investment in bond and the write-off of the remaining unamortized premium on the date the bond was redeemed totaling approximately $6,000).  The bond owned by Registrant was called on October 3, 2011 at par; Registrant’s cumulative annualized return on the bond for the sixteen month holding period totaled approximately 2.94%.  Accordingly, Registrant did not experience any adverse impact in connection with such investment.  During the nine months ended December 30, 2011, the investment in local partnerships increased as a result of Registrant's equity in the Local Partnerships' net income for the nine months ended September 30, 2011 of $184,402, partially offset by cash distributions received from Local Partnerships of $55,532 (excluding $6,250 of distributions classified as other income from local partnerships).  Payable to manager and affiliates represents deferred management fees in the accompanying unaudited balance sheet as of December 30, 2011.

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

Registrant’s operations for the three months ended December 30, 2011 and 2010 have not varied significantly, as reflected by the net losses of $1,215 and $800, respectively.  Other comprehensive loss for the three months ended December 30, 2011 resulted from an unrealized loss on investment in Pemberwick of $796.

Registrant’s operations for the nine months ended December 30, 2011 and 2010 resulted in net income of $23,206 and $5,285, respectively.  The increase in net income from fiscal 2010 to fiscal 2011 is primarily attributable to an increase in equity in income of investment in local partnerships of approximately $17,000, which increase is attributable to an increase in the net income of the Local Partnership in which Registrant continues to have an investment balance.  Other comprehensive loss for the nine months ended December 30, 2011 resulted from an unrealized loss on investment in Pemberwick and the reclassification of unrealized gain on investment in bond of $20,608 and $2,730, respectively.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to its beneficial owners (the “Beneficial Owners”), has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2010.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its limited partner interests in the Local Partnerships (the “Local Partnership Interests”).  As of January 2012, Registrant owns all ten of the Local Partnership Interests originally acquired (see discussion below regarding the potential sale of a Local Partnership Interest).  Registrant has served a demand on the local general partners (the “Local General Partners”) to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s Local Partnership Interests.  It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  Registrant intends to dissolve after the final disposition of its Local Partnership Interests.  There can be no assurance as to when Registrant will dispose of its Local Partnership Interests.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States.  Certain of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”); the subsidy agreements expire at various times.  Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract.  Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program.  Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies.  Four Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines.  Of the four Local Partnerships noted above, three have entered into restructuring agreements, resulting in changes to both rent subsidy and mandatory debt service.

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

Edgewood Manor Associates, L.P. (“Edgewood”) is currently in default under the terms of its first mortgage and a default has been declared by the lender; delinquent payments of principal, interest and certain fees represent a cumulative arrearage of approximately $47,000 as of January 2012.  Registrant has made cumulative voluntary advances of $90,000 to Edgewood to fund operating deficits as of December 30, 2011, none of which were made during the nine months then ended.  Registrant’s investment balance in Edgewood, after cumulative equity losses, became zero during the year ended March 30, 2005 and voluntary advances made by Registrant were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Registrant’s investment in Pemberwick is subject to certain risk.  The fixed income securities in which Pemberwick invests are subject to interest rate risk, credit risk, prepayment risk, counterparty risk, municipal securities risk, liquidity risk, management risk, government security risk and valuation risk.  Typically, when interest rates rise, the market prices of fixed income securities go down.  Pemberwick is classified as “non-diversified,” and thus may invest most of its assets in securities issued by or representing a small number of issuers.  As a result, Pemberwick may be more susceptible to the risks associated with these particular issuers, or to a single economic, political or regulatory occurrence affecting these issuers.  These risks could adversely affect Pemberwick’s net asset value (“NAV”), yield and total return. An unrealized loss of $9,639 is reflected as accumulated other comprehensive loss in the accompanying unaudited balance sheet as of December 30, 2011.  As of December 30, 2011, Registrant has earned $23,759 of interest revenue from its investment in Pemberwick.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended December 30, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager concluded that Registrant’s disclosure controls and procedures were effective as of December 30, 2011.

There were no changes in Registrant’s internal control over financial reporting during the three months ended December 30, 2011 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
Exhibit 32.1 - Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2 - Section 1350 Certification of Chief Financial Officer.
Exhibit 101.ins - XBRL Instance.
Exhibit 101.xsd - XBRL Schema.
Exhibit 101.cal - XBRL Calculation.
Exhibit 101.def - XBRL Definition.
Exhibit 101.lab - XBRL Label.
Exhibit 101.pre - XBRL Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT TRUST, a
Delaware statutory business trust Series I

By:Richman American Credit Corp.
The Manager

Dated: January 26, 2012	/s/David Salzman
By:David Salzman
Chief Executive Officer

Dated: January 26, 2012	/s/James Hussey
By:James Hussey
Chief Financial Officer

Dated: January 26, 2012	/s/Richard Paul Richman
By:Richard Paul Richman
Sole Director