Form 10-K
period 2012-03-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2012-06-26
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2012

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
Units of Beneficial Ownership Interest
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ___ No   X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes         No   X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes      X      No  ___

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes   X    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer         Accelerated Filer         Non-Accelerated Filer          Smaller Reporting Company    X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No   X

Registrant has no voting common equity.  There is no established public trading market for Registrant’s Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.  As of June 26, 2012, there are 18,654 units outstanding.  The aggregate sales price for such units was $18,654,000.

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

General Development of Business and Narrative Description of Business

American Tax Credit Trust, a Delaware statutory business trust (the "Registrant"), was formed on February 4, 1993 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Housing Tax Credit"), through the acquisition of limited partner equity interests (the “Local Partnership Interests”) in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. The Local Partnerships hold their respective Properties in fee. Registrant initially invested in ten such Local Partnerships. Registrant considers its activity to constitute a single industry segment.

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

Registrant's primary objective, to provide Low-income Housing Tax Credits to the Beneficial Owners, has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period for all of the Local Partnerships had expired as of December 31, 2010.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Note that the existence of Extended Use Provisions does not extend the Compliance Period of the respective Local Partnerships. However, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.

Disposal of Local Partnership Interests

Registrant is in the process of disposing of its Local Partnership Interests. As of June 2012, Registrant owns nine of the Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the local general partners (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its Local Partnership Interests. There can be no assurance as to when Registrant will dispose of its Local Partnership Interests.

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

As noted above in Item 1 - Business, in a prior year, Registrant served a demand on the Local General Partners to commence a sale process to dispose of the Properties. However, the market of interested buyers of the Properties is limited. Some of the factors which negatively impact the marketability of the Properties, or equivalently, the Local Partnership Interests, include:

●	the Extended Use Provisions;

●
the substantial remaining mortgage balances on the Properties, which are typically very near the initial balances as a result of the heavily subsidized debt of the Local Partnership and the lengthy (usually near 40-year) amortization period of the debt; and

●	poor economic conditions.

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

Registrant’s investment in the Local Partnerships is subject to the risks associated with multi-family rental property and real estate in general, including retail, commercial and residential real estate. Such risks, which are subject to change and are not in the control of Registrant, include risks relating to:

●	the adverse use of adjacent or neighborhood real estate;

●	regulated rents, which may adversely impact rent increases;

●	utility allowances, which may adversely impact rents charged to tenants from year to year in certain locations;

●	the inability of tenants to pay rent in light of current market conditions;

●	changes in the demand for or supply of competing properties;

●	changes in state or local tax rates and assessments;

Item 1A.       Risk Factors (Continued).

●	increases in utility charges;

●	unexpected expenditures for repairs and maintenance;

●	the discovery of previously undetected environmentally hazardous conditions;

●	costs associated with complying with the Americans with Disabilities Act;

●	uninsured losses relating to real property or excessively expensive premiums for insurance coverage;

●	lawsuits from tenants or guests in connection with injuries that occur on the Properties;

●	changes in local economic conditions; and

●	changes in interest rates and the availability of financing (including changes resulting from current market conditions).

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

Beneficial Owners may not be able to use all of the carried forward Low-income Housing Tax Credits.

While a limited exception is provided for Low-income Housing Tax Credits in the case of individuals, tax losses and credits allocated to a Beneficial Owner who is an individual, trust, estate or personal service corporation generally may be used to reduce the Beneficial Owner’s tax liability only to the extent that such liability arises from passive activities.  Therefore, tax losses and credits allocated to such a Beneficial Owner are not expected to be available to offset tax liabilities that arise from salaries, dividends and interest and other forms of income. In addition, Low-income Housing Tax Credits cannot be used to offset alternative minimum tax. Accordingly, there is no guarantee that Beneficial Owners will receive or be able to utilize all of the carried forward Low-income Housing Tax Credits.

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

To date, the Beneficial Owners of Registrant have not received a return of any portion of their original capital.  Accordingly, the only benefit of this investment may be the Low-income Housing Tax Credits.

Item 1B.       Unresolved Staff Comments.

Not applicable.

Item 2.          Properties.

The executive offices of Registrant and the Manager are located at 340 Pemberwick Road, Greenwich, Connecticut 06831. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by affiliates of the Manager.

Registrant initially acquired Local Partnership Interests in ten Local Partnerships. As discussed above in Item 1 - Business, the Compliance Period of all of the Local Partnerships had expired as of December 31, 2010 and, accordingly, Registrant is in the process of disposing of its Local Partnership Interests. As of June 2012, Registrant owns nine of the ten Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the Local General Partners of the Local Partnerships to commence a sale process to dispose of the Properties, which Registrant intends will result in a termination of Registrant’s Local Partnership Interests and ultimately the dissolution of Registrant.

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

Certain of the Local Partnerships receive rental subsidy payments, three of which include payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”) (see descriptions of the subsidies below). The subsidy agreements expire at various times. Since October 1997, HUD has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. The three Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines. Of the three Local Partnerships noted above, two have entered into restructuring agreements, resulting in a change to both rent subsidy and mandatory debt service.

Registrant owns a 98.9% to 99% Local Partnership Interest in the Local Partnerships reflected below in which Registrant continues to own a Local Partnership Interest. The initial Local Partnership Interests were acquired from 1993 to 1995.

Item 2.          Properties (Continued).

Name of Local Partnership Name of apartment complex	Number of rental	Capital	Mortgage loans payable as of December 31,	Subsidy (see
Apartment complex location	units	contribution	2011	footnotes)
ACP Housing Associates, L.P. ACP Housing Apartments New York, New York	28	$737,222	$1,304,809	(1b	)
Creative Choice Homes VII, Ltd. Coral Gardens Homestead, Florida	91	2,382,812	1,330,000	(1a&c	)
Edgewood Manor Associates, L.P. (3) Edgewood Manor Apartments Philadelphia, Pennsylvania	49	2,053,799	1,817,774	(1b	)
Ledge/McLaren Limited Partnership Ledge/McLaren Apartments Nashua, New Hampshire	8	343,079	399,137	(1b	)
Penn Apartment Associates Penn Apartments Chester, Pennsylvania	15	852,180	954,000	(1b	)
SB-92 Limited Partnership Shaker Boulevard Gardens Cleveland, Ohio	73	795,255	2,932,150	(1a,b,c&d	)
St Christopher’s Associates, L.P. V (3) Lehigh Park Philadelphia, Pennsylvania	29	2,081,877	2,180,000	(1b	)
St. John Housing Associates, L.P. St. John Homes Gary, Indiana	144	3,546,861	3,092,605	(1a,c&d	)
Starved Rock - LaSalle Manor Limited Partnership (2) LaSalle Manor LaSalle, Illinois	48	634,327	1,773,704
Vision Limited Dividend Housing Association Limited Partnership Helen Odean Butler Apartments Detroit, Michigan	97	1,410,544	2,974,460	(1b	)
		$14,837,956	$18,758,639

(1)	Description of Subsidies:

(a)
Section 8 of Title II of the Housing and Community Development Act of 1974 allows qualified low-income tenants to pay thirty percent of their monthly income as rent with the balance paid by the federal government.

(b)	The Local Partnership’s debt structure includes a principal or interest payment subsidy.

Item 2.	Properties (Continued).

	(c)	The Local Partnership’s Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

	(d)	The Local Partnership entered into a restructuring agreement of its Section 8 contract and debt structure under applicable HUD guidelines in 2005.

	(e)	The Local Partnership entered into a restructuring agreement of its Section 8 contract and debt structure under applicable HUD guidelines in 2007.

(2)
The Local Partnership sold its underlying Property in March 2012 to an affiliate of the Local General Partner (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(3)		Capital contribution includes voluntary advances made to the Local Partnership.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is no established public trading market for the Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of record holders of Units as of June 4, 2012 was approximately 777 holding an aggregate of 18,654 Units.

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

Distributions

Registrant owns a Local Partnership Interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its Beneficial Owners in the future. There were no cash distributions to the Beneficial Owners during the years ended March 30, 2012 and 2011.

Low-income Housing Tax Credits, which are subject to various limitations, may be used by the Beneficial Owners to offset federal income tax liabilities. The cumulative Low-income Housing Tax Credits per Unit for each of the three closings generated by Registrant and allocated to the Beneficial Owners, net of circumstances which have given rise to recapture, are as follows:

First closing	Second closing	Third closing
November 29, 1993	January 28, 1994	May 25, 1994

$1,377.87	$1,375.59	$1,363.07

The Ten Year Credit Period with respect to all of the Properties was fully exhausted as of December 31, 2006 and the Compliance Periods of all of the Local Partnerships had expired as of December 31, 2010. In a prior year, Registrant served a demand on the Local General Partners of the Local Partnerships to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.

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

Capital Resources and Liquidity

Registrant admitted beneficial owners (the “Beneficial Owners”) in three closings with aggregate Beneficial Owners’ capital contributions of $18,654,000. In connection with the offering of the sale of units (the “Units”) of beneficial ownership, Registrant incurred organization and offering costs of approximately $2,331,000 and established a working capital reserve of approximately $1,287,000. The remaining net proceeds of approximately $15,036,000 (the “Net Proceeds”) were available to be applied to the acquisition of limited partner interests (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”) which own low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income housing tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Housing Tax Credit”). The Net Proceeds were utilized in acquiring a Local Partnership Interest in ten Local Partnerships.

As of March 30, 2012, Registrant has cash and cash equivalents and investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) totaling $1,207,400, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships. In addition, although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Local Partnership, Registrant may be entitled to sales proceeds of certain Local Partnerships’ Properties and may receive proceeds in the event of a sale of its Local Partnership Interests.

During the year ended March 30, 2012, Registrant received cash from interest revenue, the redemption of its investment in bond, distributions from Local Partnerships and proceeds in connection with Starved Rock - LaSalle Manor Limited Partnership’s (“Starved Rock”) sale of its underlying Property (see discussion below under Results of Operations and Local Partnership Matters), and utilized cash for operating expenses and investments in Pemberwick. Cash and cash equivalents, investment in Pemberwick and investment in bond increased, in the aggregate, by approximately $103,000 during the year ended March 30, 2012, (which includes an unrealized loss on investment in Pemberwick and the reclassification of unrealized gain on investment in bond in the aggregate of approximately $12,000 and amortization of premium on investment in bond and the write-off of the remaining unamortized premium on the date the bond was redeemed totaling approximately $6,000). The bond owned by Registrant was called on October 3, 2011 at par; Registrant’s cumulative annualized return on the bond for the sixteen month holding period totaled approximately 2.94%. Accordingly, Registrant did not experience any adverse impact in connection with such investment.

During the year ended March 30, 2012, the investment in local partnerships decreased as a result of distributions received from Local Partnerships of $115,765 (excluding $36,250 of distributions classified as other income from local partnerships), partially offset by Registrant’s equity in the Local Partnerships’ net income for the year ended December 31, 2011 of $84,853. Payable to manager and affiliates in the accompanying balance sheet as of March 30, 2012 represents deferred management fees.

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

Registrant’s operations for the years ended March 30, 2012, 2011 and 2010 resulted in net income (loss) of $2,585, $13,297 and $(137,903), respectively. Although there was not a significant change in net income from fiscal 2011 to fiscal 2012, equity in income of investment in local partnerships decreased by approximately $147,000, which is attributable to a decrease in the net income of the Local Partnership in which Registrant continues to have an investment balance, and Registrant recognized a gain on sale of limited partner interests/local partnership properties of $108,000 in connection with Starved Rock’s sale of its underlying Property. Other comprehensive loss for the year ended March 30, 2012 resulted from an unrealized loss on investment in Pemberwick of $9,441 and the reclassification of unrealized gain on investment in bond of $2,730. The increase in net income from fiscal 2010 to fiscal 2011 is primarily attributable to (i) an increase in equity in income of investment in local partnerships of approximately $128,000, which is attributable to an increase in the net income of the Local Partnership in which Registrant continues to have an investment balance and (ii) an increase in interest revenue and other income from local partnerships in the aggregate of approximately $23,000. Other comprehensive income for the year ended March 30, 2011 resulted from unrealized gains on investment in Pemberwick and investment in bond of $10,969 and $2,730, respectively.

The Local Partnerships’ net loss of approximately $247,000 for the year ended December 31, 2011 includes depreciation and amortization expense of approximately $1,079,000 and interest on non-mandatory debt of approximately $439,000, and does not include principal payments on permanent mortgages of approximately $478,000. The Local Partnerships’ net loss of approximately $291,000 for the year ended December 31, 2010 includes depreciation and amortization expense of approximately $1,089,000 and interest on non-mandatory debt of approximately $430,000, and does not include principal payments on permanent mortgages of approximately $497,000. The Local Partnerships’ net loss of approximately $600,000 for the year ended December 31, 2009 includes depreciation and amortization expense of approximately $1,116,000 and interest on non-mandatory debt of approximately $423,000, and does not include principal payments on permanent mortgages of approximately $474,000. The results of operations of the Local Partnerships for the year ended December 31, 2011 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to its Beneficial Owners, has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2010. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its Local Partnership Interests. As of June 2012, Registrant owns nine of the ten Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the local general partners (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its Local Partnership Interests. There can be no assurance as to when Registrant will dispose of its Local Partnership Interests.

Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. Certain of the Local Partnerships receive rental subsidy payments, including three under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”). The subsidy agreements expire at various times. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. The three Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines. Of the three Local Partnerships noted above, two have entered into restructuring agreements, resulting in changes to both rent subsidy and mandatory debt service.

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

In March 2012, Starved Rock sold its underlying Property to an affiliate of the Local General Partner of Starved Rock.  In connection with the sale, Registrant received $108,000, which amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of Registrant for the year ended March 30, 2012. In addition, Registrant received $30,000 for distributions that were due to Registrant under the terms of Starved Rock’s partnership agreement. Such amount is included in other income from local partnerships in the accompanying statement of operations of Registrant for the year ended March 30, 2012. Registrant’s investment balance in Starved Rock, after cumulative equity losses and distributions, became zero during the year ended March 30, 2008.

Edgewood Manor Associates, L.P. (“Edgewood”) is currently in default under the terms of its first mortgage and a default has been declared by the lender; delinquent payments of principal, interest and certain fees represent a cumulative arrearage of approximately $50,000 as of May 2012. Registrant has made cumulative voluntary advances of $90,000 to Edgewood to fund operating deficits as of March 30, 2012, none of which were made during the year then ended. Registrant’s investment balance in Edgewood, after cumulative equity losses and distributions, became zero during the year ended March 30, 2005 and voluntary advances made by Registrant were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.

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

●	Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting.

●
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

●
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

Item 7A.       Quantitative and Qualitative Disclosure About Market Risk.

Registrant’s investment in Pemberwick is subject to certain risk. The fixed income securities in which Pemberwick invests are subject to interest rate risk, credit risk, prepayment risk, counterparty risk, liquidity risk, management risk, government security risk and valuation risk. Typically, when interest rates rise, the market prices of fixed income securities go down. Pemberwick is classified as “non-diversified,” and thus may invest most of its assets in securities issued by or representing a small number of issuers. As a result, Pemberwick may be more susceptible to the risks associated with these particular issuers, or to a single economic, political or regulatory occurrence affecting these issuers. These risks could adversely affect Pemberwick’s net asset value (“NAV”), yield and total return.

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

We have audited the accompanying balance sheets of American Tax Credit Trust, a Delaware statutory business trust Series I (the “Trust”) as of March 30, 2012 and 2011, and the related statements of operations, changes in owners' equity (deficit) and cash flows for the years ended March 30, 2012, 2011 and 2010. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Trust, a Delaware statutory business trust Series I as of March 30, 2012 and 2011, and the results of its operations, changes in owners’ equity (deficit) and its cash flows for the years ended March 30, 2012, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/Reznick Group, P.C.

Sacramento, California
June 26, 2012

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
BALANCE SHEETS
MARCH 30, 2012 AND 2011

	2012	2011
ASSETS

Cash and liquid investments

Cash and cash equivalents	$405,951	$205,400
Investment in Pemberwick Fund - a short duration bond fund	801,449	799,505
Investment in bond		99,873

Total cash and liquid investments	1,207,400	1,104,778

Interest receivable		123
Investment in local partnerships	2,267,000	2,297,912

	$3,474,400	$3,402,813
LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$26,325	$31,628
Payable to manager and affiliates	895,347	808,871

	921,672	840,499

Commitments and contingencies

Owners' equity (deficit)

Manager	(138,370)	(138,396)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)	2,689,570	2,687,011
Accumulated other comprehensive income	1,528	13,699

	2,552,728	2,562,314

	$3,474,400	$3,402,813

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 30, 2012, 2011 AND 2010

	2012	2011	2010

REVENUE

Interest	$11,115	$21,728	$751
Other income from local partnerships	36,250	2,500

TOTAL REVENUE	47,365	24,228	751

EXPENSES

Management fee - affiliate	192,141	192,141	192,141
Professional fees	36,866	37,251	42,659
Printing, postage and other	8,626	12,986	6,887

TOTAL EXPENSES	237,633	242,378	241,687

	(190,268)	(218,150)	(240,936)

Equity in income of investment in local partnerships	84,853	231,447	103,033

Income (loss) prior to gain on sale of limited partner interests/local partnership properties	(105,415)	13,297	(137,903)

Gain on sale of limited partner interests/local partnership properties	108,000

NET INCOME (LOSS)	2,585	13,297	(137,903)

Other comprehensive income (loss) - Pemberwick Fund	(9,441)	10,969
Other comprehensive income - investment in bond		2,730
Reclassification of unrealized gain on investment in bond	(2,730)

COMPREHENSIVE INCOME (LOSS)	$(9,586)	$26,996	$(137,903)

NET INCOME (LOSS) ATTRIBUTABLE TO

Manager	$26	$133	$(1,379)
Beneficial owners	2,559	13,164	(136,524)

	$2,585	$13,297	$(137,903)

NET INCOME (LOSS) per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)	$.14	$.71	$(7.32)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
STATEMENTS OF CHANGES IN OWNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2012, 2011 AND 2010

	Manager	Beneficial Owners	Accumulated Other Comprehensive Income (Loss)		Total

Owners' equity (deficit), March 30, 2009	$(137,150)	$2,810,371	$		$2,673,221

Net loss	(1,379)	(136,524)			(137,903)

Owners' equity (deficit), March 30, 2010	(138,529)	2,673,847			2,535,318

Net income	133	13,164			13,297

Other comprehensive income - Pemberwick Fund				10,969	10,969

Other comprehensive income - investment in bond				2,730	2,730

Owners' equity (deficit), March 30, 2011	(138,396)	2,687,011		13,699	2,562,314

Net income	26	2,559			2,585

Reclassification of unrealized gain on investment in bond				(2,730)	(2,730)

Other comprehensive loss - Pemberwick Fund				(9,441)	(9,441)

Owners' equity (deficit), March 30, 2012	$(138,370)	$2,689,570		$1,528	$2,552,728

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2012, 2011 AND 2010

	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received (paid)	$17,381	$25,402	$(2,257)
Cash paid for
Management fees	(105,665)	(342,369)	(59,076)
Professional fees	(40,311)	(38,274)	(50,533)
Printing, postage and other expenses	(10,484)	(12,896)	(6,332)

Net cash used in operating activities	(139,079)	(368,137)	(118,198)

CASH FLOWS FROM INVESTING ACTIVITIES

Voluntary advances made to local partnerships			(6,092)
Distributions received from local partnerships	152,015	62,733	60,233
Investments in Pemberwick Fund	(11,385)	(13,444)	(1,114,401)
Redemptions from Pemberwick Fund		338,645	664
Investment in bond		(100,940)
Proceeds in connection with sale of limited partner interests/local partnership properties	108,000
Transfer from restricted cash			3,008
Proceeds from redemption of investment in bond	91,000

Net cash provided by (used in) investing activities	339,630	286,994	(1,056,588)

Net increase (decrease) in cash and cash equivalents	200,551	(81,143)	(1,174,786)

Cash and cash equivalents at beginning of year	205,400	286,543	1,461,329

CASH AND CASH EQUIVALENTS AT END OF YEAR	$405,951	$205,400	$286,543

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$(9,441)	$10,969

Unrealized gain on investment in bond		$2,730

Reclassification of unrealized gain on investment in bond	$(2,730)

See reconciliation of net income (loss) to net cash used in operating activities on page 21.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED MARCH 30, 2012, 2011 AND 2010

	2012	2011	2010

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$2,585	$13,297	$(137,903)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in income of investment in local partnerships	(84,853)	(231,447)	(103,033)
Other income from local partnerships	(36,250)	(2,500)
Gain on sale of limited partner interests/local partnership properties	(108,000)
Accrued interest purchased at date of investment in bond		1,750
Amortization of premium on investment in bond	1,229	2,047
Loss on redemption of investment in bond	4,914
Decrease (increase) in interest receivable	123	(123)
Decrease in accounts payable and accrued expenses	(5,303)	(933)	(7,319)
Increase (decrease) in payable to manager and affiliates	86,476	(150,228)	133,065
Decrease in interest payable			(3,008)

NET CASH USED IN OPERATING ACTIVITIES	$(139,079)	$(368,137)	$(118,198)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2012, 2011 AND 2010

1.	Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Trust, a Delaware statutory business trust (the "Trust") was formed on February 4, 1993 under Chapter 38 of Title 12 of the Delaware Code. There was no operating activity until admission of the investors (the “Beneficial Owners”) on November 29, 1993. The Trust was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Housing Tax Credit"), through the acquisition of limited partner equity interests (the “Local Partnership Interests”) in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties.  Such interests were acquired from 1993 to 1995. Richman American Credit Corp. (the "Manager") was formed on April 5, 1993 to act as the Manager of the Trust.

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
MARCH 30, 2012, 2011 AND 2010

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

Fair Value Measurements

ASC Topic 820 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and establishes the following fair value hierarchy:

●	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access;

●	Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as interest rates and yield curves that are observable at commonly quoted intervals; and

●	Level 3 inputs are unobservable inputs for the asset or liability that are typically based on an entity’s own assumptions as there is little, if any, related market activity.

For instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the fair value measurement will fall within the lowest level input that is significant to the fair value measurement in its entirety.

Investment in Pemberwick Fund

The Trust carries its investment in Pemberwick Fund (”Pemberwick”), an investment grade institutional short duration bond fund, at estimated fair value. Realized capital gains (losses) are included in (offset against) interest revenue. Investment in Pemberwick is classified as available-for-sale and unrealized gains (losses) are included as items of comprehensive income (loss) and are reported as a separate component of owners' equity (deficit).

Investment in Bond

Investment in bond was classified as available-for-sale and represented an investment that the Trust intended to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell such investment would have been based on various factors, including significant movements in interest rates and liquidity needs. Investment in bond was carried at estimated fair value and unrealized gains (losses) are included as items of comprehensive income (loss) and are reported as a separate component of owners’ equity (deficit).

The premium on investment in bond was amortized using the effective yield method over the duration of the Trust's investment. The amortized premium offsets interest revenue. Realized gain (loss) on redemption or sale of investment in bond is included in, or offset against, interest revenue on the basis of the adjusted cost of the investment at the date of redemption or sale.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2012, 2011 AND 2010

1.     Organization, Purpose and Summary of Significant Accounting Policies (Continued)

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

3.     Cash and Cash Equivalents

As of March 30, 2012, the Trust has cash and cash equivalents of $405,951. Of such amount, $399,020 is held in accounts at two financial institutions in which all non-interest bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) and the aggregate of all other accounts at each institution is insured up to $250,000 by the FDIC. The entire amount is FDIC insured as of March 30, 2012. The remaining $6,931 is held in an account at a financial institution in which such amount is invested in a portfolio of securities that are direct obligations of the U.S. Treasury and are backed by the full faith and credit of the United States of America.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2012, 2011 AND 2010

4.     Investment in Pemberwick Fund

The Trust carries its investment in Pemberwick, an investment grade institutional short duration bond fund, at estimated fair value. Pemberwick was organized in February 2010 as a non-diversified open-end management investment company registered under the Investment Company Act of 1940, as amended, that seeks maximum current income consistent with liquidity and stability of principal. In selecting a portfolio of securities for Pemberwick, the investment advisor of Pemberwick (the “Advisor”) will select investments so that Pemberwick’s assets will be rated “A-” or better by a nationally recognized statistical rating organization (“NRSRO”) such as Moody’s Investor Services, Inc. (“Moody’s”) and/or by Standard & Poor’s Financial Services, LLC (“S&P”) (or if commercial paper rated in the highest category) or, if a rating is not available, deemed to be of comparable quality by the Advisor, or securities issued by banking institutions operating in the United States having assets in excess of $200 billion. Approximately 90% or more of Pemberwick’s assets will either be invested in securities rated AA or better (if commercial paper rated in the highest category) by a NRSRO or in securities of banking institutions operating in the United States and having assets in excess of $200 billion.

The weighted average duration of Pemberwick’s assets is approximately 1.86 years as of March 30, 2012. Redemptions from Pemberwick are immediately liquid and unrestricted. Pemberwick’s net asset value (“NAV”) is $10.02 and $10.14 per share as of March 30, 2012 and 2011, respectively. The Trust’s investment in Pemberwick as of March 30, 2012 and 2011 is $801,449 and $799,505, respectively. An unrealized gain of $1,528 as of March 30, 2012 is reflected as accumulated other comprehensive income in the accompanying balance sheet as of March 30, 2012. The Trust has earned $26,337 of interest revenue from its investment in Pemberwick as of March 30, 2012. The fair value of the Trust’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1).

The Advisor is an affiliate of the General Partner. For its services, the Advisor is entitled to receive an annual advisory fee of 0.50% of the average daily net assets of Pemberwick. The Advisor may, in its discretion, voluntarily waive its fees or reimburse certain Pemberwick expenses; however, the Advisor is not required to do so. The Advisor has waived 70% of its fee earned since Pemberwick’s inception and earned $1,291, $1,567 and $167 in connection with the Trust’s investment in Pemberwick for the years ended March 30, 2012, 2011 and 2010, respectively, enough to cover its direct costs. The Advisor’s asset management affiliate, Richman Asset Management, Inc. (“RAM”) has agreed to reduce its management fees (see Note 7) payable by the Trust to the extent any fee of the Advisor payable by Pemberwick would be duplicative of any profit that RAM would receive from the Trust.

5.     Investment in Bond

The Trust carried its investment in bond as available-for-sale because such investment was used to facilitate and provide flexibility for its obligations. Investment in bond was reflected in the accompanying balance sheet as of March 30, 2011 at estimated fair value and was classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1). The bond was called during fiscal 2012; accordingly, there is no accumulated other comprehensive income or loss associated with the Trust’s investment in bond in the accompanying balance sheet as of March 30, 2012. The unrealized gain on investment in bond as of March 30, 2011 is reflected as a reclassification adjustment to accumulated other comprehensive income (loss) and other comprehensive income (loss) in the accompanying financial statements as of and for the year ended March 30, 2012. The Trust’s cumulative annualized return on the bond for the sixteen month holding period totaled approximately 2.94%.

As of March 30, 2011, certain information concerning investment in bond is as follows:

Description and maturity	Amortized cost	Gross unrealized gain	Gross unrealized loss	Estimated fair value

Corporate debt security
Called in fiscal 2012 (see above)	$97,143	$2,730	$--	$99,873

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2012, 2011 AND 2010

6.     Investment in Local Partnerships

The Trust initially acquired a Local Partnership Interest in ten Local Partnerships. As of March 30, 2012, the Trust owns a 98.9% to 99% Local Partnership Interest in the following Local Partnerships:

1.	ACP Housing Associates, L.P.;
2.	Creative Choice Homes VII, Ltd.;
3.	Edgewood Manor Associates, L.P. (“Edgewood”);
4.	Ledge/McLaren Limited Partnership;
5.	Penn Apartment Associates;
6.	SB-92 Limited Partnership;
7.	St. Christopher's Associates, L.P. V (“St. Christopher’s”);
8.	St. John Housing Associates, L.P. (“St. John Housing”); and
9.	Vision Limited Dividend Housing Association Limited Partnership.

In connection with the initial purchase of ten Local Partnership Interests, under the terms of the partnership agreement of each Local Partnership, as of March 30, 2012 the Trust is committed to make capital contributions in the aggregate of $14,837,956, which includes Advances to certain Local Partnerships (see discussion below) and all of which has been paid.

The remaining Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the “Compliance Period”). The Compliance Periods of all the Local Partnerships expired in a prior year. The rents of the Properties, certain of which receive project based rental subsidy payments pursuant to subsidy agreements, are subject to specific laws, regulations and agreements with federal and state agencies. The subsidies expire at various times. The Trust cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs. Such changes could adversely affect the future net operating income and debt structure of the Local Partnerships receiving such subsidies. The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. As of December 31, 2011 the Local Partnerships have outstanding mortgage loans payable totaling approximately $18,759,000 and accrued interest payable on such loans totaling approximately $4,676,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Trust’s investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $619,937, $640,634, and $711,478 for the years ended December 31, 2011, 2010 and 2009, respectively, as reflected in the combined statements of operations of the Local Partnerships herein Note 6.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2012, 2011 AND 2010

6.     Investment in Local Partnerships (Continued)

For the years ended March 30, 2012 and 2011, the investment in local partnerships activity consists of the following:

	2012	2011

Investment in local partnerships as of March 30, 2011 and 2010	$2,297,912	$2,126,698

Distributions from Local Partnerships	(152,015)	(62,733)

Distributions classified as other income	36,250	2,500

Equity in income of investment in local partnerships	84,853	231,447

Investment in local partnerships as of March 30, 2012 and 2011	$2,267,000	$2,297,912

The differences between the Trust’s investment in local partnerships as of March 30, 2012 and 2011 and the amounts reflected as the Trust’s investment balance in the combined balance sheets of the Local Partnerships as of December 31, 2011 and 2010 herein Note 6 are as follows:

	2012	2011

Investment in local partnerships as of March 30 - Trust	$2,267,000	$2,297,912

Distributions from Local Partnerships for the period January 1 through March 30	60,233	--

Carrying value adjustments (see Note 1)	1,667,948	1,667,948

Investment in local partnerships as of December 31, 2011 and 2010 - Local Partnerships’ combined balance sheets	$3,995,181	$3,965,860

In March 2012, Starved Rock - LaSalle Manor Limited Partnership (“Starved Rock”) sold its underlying Property to an affiliate of the Local General Partner of Starved Rock. In connection with the sale, the Trust received $108,000, which amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of the Trust for the year ended March 30, 2012. In addition, the Trust received $30,000 for distributions that were due to the Trust under the terms of Starved Rock’s partnership agreement. Such amount is included in other income from local partnerships in the accompanying statement of operations of the Trust for the year ended March 30, 2012 (see Note 1). The Trust’s investment balance in Starved Rock, after cumulative equity losses and distributions, became zero during the year ended March 30, 2008.

Edgewood Manor Associates, L.P. (“Edgewood”) is currently in default under the terms of its first mortgage and a default has been declared by the lender; delinquent payments of principal, interest and certain fees represent a cumulative arrearage of approximately $50,000 as of May 2012. The Trust has made cumulative Advances of $90,000 to Edgewood to fund operating deficits as of March 30, 2012, none of which were made during the three years then ended. The Trust’s investment balance in Edgewood, after cumulative equity losses and distributions, became zero during the year ended March 30, 2005 and Advances made by the Trust were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2012, 2011 AND 2010

6.     Investment in Local Partnerships (Continued)

During the year ended March 30, 2010, the Trust made Advances of $6,092 to St. Christopher's to fund operating deficits. Cumulative Advances as of March 30, 2012 and 2011 are $6,092. The Trust’s investment balance in St. Christopher’s, after cumulative equity losses and distributions, became zero during the year ended March 30, 2004 and Advances made by the Trust were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.

The Trust’s investment in St. John Housing represents more than 20% of the Trust’s total assets as of March 30, 2012 and 2011 and the equity in income recognized by the Trust for the years ended March 30, 2012 and 2011 in connection with St. John Housing represents more than 20% of the Trust’s net income for such years. The following financial information represents certain balance sheet and operating statement data of St. John Housing as of and for the years ended December 31, 2011 and 2010:

	2011	2010

Total assets	$5,636,912	$5,769,162

Total liabilities	$3,325,051	$3,482,169

Revenue	$1,444,889	$1,430,713

Net income	$85,710	$233,785

The combined balance sheets of the Local Partnerships as of December 31, 2011 and 2010 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2011, 2010 and 2009 are reflected on pages 29 and 30, respectively.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2012, 2011 AND 2010

6.     Investment in Local Partnerships (Continued)

The combined balance sheets of the Local Partnerships as of December 31, 2011 and 2010 are as follows:

	2011	2010

ASSETS

Cash and cash equivalents	$696,549	$821,860
Rents receivable	74,710	71,782
Escrow deposits and reserves	2,065,245	1,934,303
Land	1,213,303	1,213,303
Buildings and improvements (net of accumulated depreciation of $18,795,401 and $17,738,375)	16,454,213	17,222,078
Intangible assets (net of accumulated amortization of $164,642 and $179,568)	223,567	225,773
Other assets	442,692	469,815

	$21,170,279	$21,958,914

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$684,071	$739,419
Due to related parties	2,646,659	2,547,157
Mortgage loans	18,758,639	19,497,031
Notes payable	100,000	100,000
Accrued interest	4,675,602	4,455,768
Other liabilities	140,303	146,928

	27,005,274	27,486,303

Partners' equity (deficit)

American Tax Credit Trust, Series I
Capital contributions, net of distributions	13,739,701	13,795,233
Cumulative loss	(9,744,520)	(9,829,373)

	3,995,181	3,965,860

General partners and other limited partners
Capital contributions, net of distributions	466,308	471,617
Cumulative loss	(10,296,484)	(9,964,866)

	(9,830,176)	(9,493,249)

	(5,834,995)	(5,527,389)

	$21,170,279	$21,958,914

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2012, 2011 AND 2010

6.     Investment in Local Partnerships (Continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009

REVENUE

Rental	$4,834,032	$4,790,746	$4,558,362
Interest and other	303,156	263,948	309,213

TOTAL REVENUE	5,137,188	5,054,694	4,867,575

EXPENSES

Administrative	1,088,411	1,110,818	1,071,204
Utilities	778,210	732,869	743,172
Operating and maintenance	1,186,236	1,147,203	1,224,343
Taxes and insurance	442,146	454,494	470,561
Financial	810,269	810,922	842,269
Depreciation and amortization	1,078,681	1,089,127	1,115,729

TOTAL EXPENSES	5,383,953	5,345,433	5,467,278

NET LOSS	$(246,765)	$(290,739)	$(599,703)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Trust, Series I	$84,853	$231,447	$103,033
General partners and other limited partners (includes $619,937, $640,634 and $711,478 of Trust loss in excess of investment and specially allocated income of $290,801, $121,375 and $14,758)	(331,618)	(522,186)	(702,736)

	$(246,765)	$(290,739)	$(599,703)

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2012, 2011 AND 2010

7.     Transactions with Manager and Affiliates

Pursuant to the terms of the Trust Agreement, the Trust incurs an annual management fee (the “Management Fee”) payable to the Manager for its services in connection with the management of the affairs of the Trust. The annual Management Fee is equal to 0.5% of all proceeds invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties. The Trust incurred Management Fees of $192,141 for each of the years ended March 30, 2012, 2011 and 2010. Unpaid Management Fees in the amount of $895,347 and $808,871 are reflected as payable to manager and affiliates in the accompanying balance sheets as of March 30, 2012 and 2011, respectively.

8.     Taxable Loss

A reconciliation of the financial statement net income (loss) of the Trust for the years ended March 30, 2012, 2011 and 2010 to the tax return loss for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2012	2011	2010

Financial statement net income (loss) for the years ended March 30, 2012, 2011 and 2010	$2,585	$13,297	$(137,903)

Add (less) net transactions occurring between

January 1, 2009 and March 30, 2009	--	--	(65,961)
January 1, 2010 and March 30, 2010	--	(64,011)	64,011
January 1, 2011 and March 30, 2011	(56,423)	56,423	--
January 1, 2012 and March 30, 2012	(78,928)	--	--

Adjusted financial statement net income (loss) for the years ended December 31, 2011, 2010 and 2009	(132,766)	5,709	(139,853)

Adjustment to Management Fees pursuant to Internal Revenue Code Section 267	86,495	(150,880)	(49,225)

Differences arising from equity in loss of investment in local partnerships	(461,155)	(607,788)	(1,016,795)

Other income from local partnerships	(6,250)	(2,500)	--

Other differences	(2,262)	2,812	799

Tax return loss for the years ended December 31, 2011, 2010 and 2009	$(515,938)	$(752,647)	$(1,205,074)

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2011 and 2010 are as follows:

	2011	2010

Investment in local partnerships - financial reporting	$2,327,232	$2,297,912
Investment in local partnerships - tax	(4,522,652)	(4,084,567)

	$6,849,884	$6,382,479

Payable to manager and affiliates in the accompanying balance sheets represents accrued Management Fees, which are not deductible for tax purposes until paid pursuant to Internal Revenue Code Section 267.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2012, 2011 AND 2010

9.     Fair Value of Financial Instruments

The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and Cash Equivalents

The carrying amount approximates fair value.

Interest Receivable

The carrying amount approximates fair value due to the terms of the underlying investment.

The estimated fair values of the Trust’s other financial instruments as of March 30, 2012 and 2011 are disclosed elsewhere in the notes to the financial statements.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager concluded that Registrant’s disclosure controls and procedures were effective as of March 30, 2012.

Management’s Annual Report on Internal Control Over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of March 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 30, 2012 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Richard Paul Richman, age 64, is the sole Director of the Manager. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property.  Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of the Manager and a general partner of Secured Income L.P., the sole director of Richman Tax Credit Properties Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties L.P., the sole director of Richman Tax Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties II L.P. and the sole director of Richman Housing Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties III L.P.

David A. Salzman, age 51, is the President of the Manager and is a stockholder and the President of Richman Group.  Mr. Salzman has been employed by Richman Group or an affiliate since 1986 and is responsible for the acquisition of residential real estate for syndication for Richman Group.

James Hussey, age 51, is a Vice President and the Treasurer of the Manager. Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the finance operations of Richman Group. In addition, Mr. Hussey is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of the Manager. Mr. Hussey is engaged primarily in the partnership management and finance operations of RAM. Prior to joining RAM, Mr. Hussey, a Certified Public Accountant, was the Chief Financial Officer of WCI Communities Inc. NE Region and Spectrum Communities, LLC. From 1989 to 1998, Mr. Hussey held various positions with Center Development Corp, a developer of affordable housing in the New York metropolitan area.

Gina K. Dodge, age 56, is the Secretary of the Manager and a Vice President and the Secretary of Richman Group.  Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, Ms. Dodge is responsible for communications with investors.

Charles L. Krafnick, age 50, is the Assistant Treasurer of the Manager and is the Assistant Treasurer of Richman Group. Mr. Krafnick, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group. In addition, Mr. Krafnick is the Assistant Treasurer of RAM. Mr. Krafnick's responsibilities in connection with RAM include various finance and partnership management functions.

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

Item 11.       Executive Compensation.

Registrant has no officers or directors. Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of the Manager and did not pay any such compensation during the year ended March 30, 2012 or during the prior two fiscal years. During the year ended March 30, 2012 and during the prior two fiscal years, the Manager did not pay any compensation to any of its officers or its director. The director and certain officers of the Manager receive compensation from certain affiliates of the Manager for services performed for various affiliated entities which may include services performed for Registrant.

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

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Two affiliates of Everest Properties, Inc., having the mailing address 199 S. Los Robles Avenue, Suite 200, Pasadena, California 91101, together own 2,214 Units, representing approximately 11.87% of all such Units. As of June 4, 2012, no person or entity, other than the affiliates of Everest Properties, Inc. noted above, was known by Registrant to be the beneficial owner of more than five percent of the Units.

Neither the Manager nor the director or any officer of the Manager own any Units. The majority owner of the Manager is Richard Paul Richman.

Item 13.       Certain Relationships and Related Transactions and Director Independence.

Transactions With Related Persons

The Manager and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 4 and 7 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data herein. Such fees will continue to be incurred by Registrant during the fiscal year ending March 30, 2013.

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

Item 13.        Certain Relationships and Related Transactions and Director Independence (Continued).

Indebtedness of Management

No officer or director of the Manager or any affiliate of the foregoing was indebted to Registrant at any time during the fiscal years ended March 30, 2012 and 2011.

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

Item 14.        Principal Accountant Fees and Services.

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered for the years ended March 30, 2012 and 2011:

	2012	2011

Audit Fees	$21,600	$21,600
Audit-Related Fees	--	--
Tax Fees	$7,200	$7,200
All Other Fees	--	--

Audit fees consist of fees for the annual audit and review of Registrant’s interim financial statements and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2012 and 2011.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee. The Audit Committee approved all fiscal 2012 and 2011 principal accountant fees and services.

PART IV

Item 15.       Exhibits and Financial Statement Schedules.

(a)  Financial Statements, Financial Statement Schedules and Exhibits.

(1)  Financial Statements.

See Item 8 - Financial Statements and Supplementary Data.

(2)  Financial Statement Schedules.

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or notes thereto.

(3)  Exhibits.

Incorporated by
	Exhibit	Reference to
4.1	Fourth Amended and Restated Agreement of Trust of Registrant	Appendix A to Registrant’s Prospectus filed September 21, 1993 (File No. 33-58032)
10.1	Credit Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)
10.2	Security and Pledge Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)
10.3	Cash Collateral Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)
10.4	Promissory Note dated December 27, 1993 from Trust to Citibank N.A.	Exhibit 10.4 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)
10.5	Tri-Party Agreement dated as of December 27, 1993 between Trust, Citibank N.A. and United States Trust Company of New York	Exhibit 10.5 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)
10.6	ACP Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-24600)
10.7	Creative Choice Homes VII, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1994 (File No. 0-24600)
10.8	Edgewood Manor Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)
10.9	Ledge / McLaren Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1994 (File No. 0-24600)

Incorporated by
	Exhibit	Reference to
10.10	Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.7 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)
10.11	First Amendment to Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)
10.12	Second Amendment to Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.9 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)
10.13	SB-92 Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)
10.14	St. Christopher's Associates, L.P. V Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended June 29, 1994 (File No. 33-58032)
10.15	St. John Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.7 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)
10.16	Starved Rock - LaSalle Manor Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-24600)
10.17	Vision Limited Dividend Housing Association Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1994 (File No. 0-24600)
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
*32.1	Section 1350 Certification of Chief Executive Officer.
*32.2	Section 1350 Certification of Chief Financial Officer.
99.1	Pages 11 through 21 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.1 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)
99.2	Pages 26 through 48 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.2 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)
99.3	Pages 63 through 65 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.3 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)
99.4	Supplement No. 2 dated November 16, 1993 to Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.4 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)
99.5	Supplement No. 3 dated November 23, 1994 to Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.5 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

Incorporated by
	Exhibit	Reference to
99.6	Supplement No. 4 dated December 28, 1994 to Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.6 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)
99.7	Independent Auditor’s Report of ACP Housing Associates, L.P. as of and for the year ended December 31, 2004	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-24600)
99.8	Independent Auditors’ Report of Creative Choice Homes VII, Ltd. as of and for the year ended December 31, 2004	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-24600)
99.9	Report of Independent Registered Public Accounting Firm of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-24600)
99.10	Report of Independent Registered Public Accounting Firm of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.8 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-24600)
99.11	Audited Financial Statements of Creative Choice Homes VII, Ltd. as of and for the year ended December 31, 2005	Exhibit 99.9 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-24600)
99.12	Audited Financial Statements of St. John Housing Associates Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-24600)
99.13	Independent Auditors’ Report of Ledge/McLaren Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-24600)
99.14	Audited Financial Statements of St. John Housing Associates Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-24600)
99.15	Audited Financial Statements of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.13 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-24600)
99.16	Deferred Fee Agreement between Registrant, the Manager and ML Fund Administrators Inc.	Exhibit 99.16 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

*Filed herewith.

*The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be ncorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(b) Exhibits.

See (a)(3) above.

(c) Financial Statement Schedules.

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I

By: Richman American Credit Corp.,
The Manager

Dated: June 26, 2012	/s/David Salzman
David Salzman
Chief Executive Officer

Dated: June 26, 2012	/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Salzman	Chief Executive Officer of the Manager	June 26, 2012
(David Salzman)

/s/James Hussey	Chief Financial Officer of the Manager	June 26, 2012
(James Hussey)

/s/Richard Paul Richman	Sole Director of the Manager	June 26, 2012
(Richard Paul Richman)