Form 10-Q
period 2012-09-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 2012-11-13
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2012

OR

[     ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from____________ to ____________

Commission File Number: 0-24600

American Tax Credit Trust, a Delaware statutory business trust Series I
(Exact Name of Registrant as Specified in its Charter)

Delaware	06-6385350
State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization	Identification No.)

Richman American Credit Corp.
340 Pemberwick Road
Greenwich, Connecticut	06831
(Address of Principal Executive Offices)	Zip Code

Registrant's Telephone Number, Including Area Code:  (203) 869-0900

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

As of November 12, 2012, there are 18,654 units of beneficial ownership interest outstanding.

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

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
BALANCE SHEETS
(UNAUDITED)

	September 29,	March 30,
	2012	2012

ASSETS

Cash and liquid investments

Cash and cash equivalents	$371,381	$405,951
Investment in Pemberwick Fund, a short duration bond fund	813,754	801,449

Total cash and liquid investments	1,185,135	1,207,400

Investment in local partnerships	2,368,427	2,267,000

	$3,553,562	$3,474,400

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$13,530	$26,325
Payable to manager and affiliates	982,995	895,347

	996,525	921,672

Commitments and contingencies

Owners' equity (deficit)

Manager	(138,402)	(138,370)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)	2,686,446	2,689,570
Accumulated other comprehensive income	8,993	1,528

	2,557,037	2,552,728

	$3,553,562	$3,474,400

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
STATEMENTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 2012 AND 2011
(UNAUDITED)

	Three Months Ended September 29, 2012	Six Months Ended September 29, 2012	Three Months Ended September 29, 2011		Six Months Ended September 29, 2011

REVENUE

Interest	$2,613	$5,310	$		$4,888
Other income from local partnerships		3,750			3,000

TOTAL REVENUE	2,613	9,060			7,888

EXPENSES

Management fee	44,909	89,818		48,035	96,071
Professional fees	12,831	21,213		8,753	18,669
Printing, postage and other	6,194	7,312		2,130	3,098

TOTAL EXPENSES	63,934	118,343		58,918	117,838

	(61,321)	(109,283)		(58,918)	(109,950)

Equity in income of investment in local partnerships	11,798	106,127		57,719	134,371

NET INCOME (LOSS)	(49,523)	(3,156)		(1,199)	24,421

Other comprehensive income (loss) - investment in Pemberwick Fund	6,655	7,465		(17,438)	(19,812)
Other comprehensive income - investment in bond				3,253
Reclassification of unrealized gain on investment in bond				(2,730)	(2,730)

COMPREHENSIVE INCOME (LOSS)	$(42,868)	$4,309		$(18,114)	$1,879

NET INCOME (LOSS) ATTRIBUTABLE TO

Manager	$(496)	$(32)		$(12)	$244
Beneficial owners	(49,027)	(3,124)		(1,187)	24,177

	$(49,523)	$(3,156)		$(1,199)	$24,421

NET INCOME (LOSS) per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)	$(2.63)	$(.17)		$(.06)	$1.30

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 29, 2012 AND 2011
(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$5,310	$11,055
Cash paid for
Management fees	(2,170)	(2,610)
Professional fees	(33,248)	(33,724)
Printing, postage and other expenses	(8,072)	(5,524)

Net cash used in operating activities	(38,180)	(30,803)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(4,840)	(5,821)
Distributions received from local partnerships	8,450	58,532

Net cash provided by investing activities	3,610	52,711

Net increase (decrease) in cash and cash equivalents	(34,570)	21,908

Cash and cash equivalents at beginning of period	405,951	205,400

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$371,381	$227,308

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$7,465	$(19,812)

Reclassification of unrealized gain on investment in bond		$(2,730)

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
STATEMENTS OF CASH FLOWS - CONTINUED
SIX MONTHS ENDED SEPTEMBER 29, 2012 AND 2011
(UNAUDITED)

	2012	2011

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$(3,156)	$24,421

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in income of investment in local partnerships	(106,127)	(134,371)
Other income from local partnerships	(3,750)	(3,000)
Amortization of premium on investment in bond		1,229
Loss on redemption of investment in bond		4,914
Decrease in interest receivable		24
Decrease in accounts payable and accrued expenses	(12,795)	(17,481)
Increase in payable to manager and affiliates	87,648	93,461

NET CASH USED IN OPERATING ACTIVITIES	$(38,180)	$(30,803)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 29, 2012
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Trust, a Delaware statutory business trust Series I (the “Trust”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. The results of operations are impacted, in part, by the combined results of operations of the Trust’s investee partnerships (the “Local Partnerships”), which are provided by the general partners of the Local Partnerships (the “Local General Partners”) on an unaudited basis during interim periods. Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information. In the opinion of the manager of the Trust (the “Manager”), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2012 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended September 29, 2012 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior period balances have been reclassified to conform to the current period presentation.

2.	Investment in Local Partnerships

The Trust initially acquired limited partner equity interests (the “Local Partnership Interests”) in ten Local Partnerships representing capital contributions in the aggregate amount of $14,837,956, which includes voluntary advances (the “Advances”) made to certain Local Partnerships and all of which has been paid. As of September 29, 2012, the Trust holds a Local Partnership Interest in nine Local Partnerships. The Trust has no legal obligation to fund any operating deficits of the Local Partnerships.

For the six months ended September 29, 2012, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2012	$2,267,000

Equity in income of investment in local partnerships	106,127	*

Distributions from Local Partnerships	(8,450)

Distributions classified as other income	3,750

Investment in local partnerships as of September 29, 2012	$2,368,427

*In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to the Trust is recognized to the extent of the Trust’s investment balance in each Local Partnership. Equity in loss in excess of the Trust’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership.

Edgewood Manor Associates, L.P. (“Edgewood”) is currently in default under the terms of its first mortgage and a default has been declared by the lender; delinquent payments of principal, interest and certain fees represent a cumulative arrearage of approximately $54,000 as of October 2012. The Trust has made cumulative Advances of $90,000 to Edgewood to fund operating deficits as of September 29, 2012, none of which were made during the six months then ended. The Trust’s investment balance in Edgewood, after cumulative equity losses and distributions, became zero during the year ended March 30, 2005 and Advances made by the Trust were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 29, 2012
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

The Trust’s investment in St. John Housing Associates, L.P. (“St. John Housing”) represents more than 20% of the Trust’s total assets as of September 29, 2012 and the equity in income from the Trust’s investment in St. John Housing represents more than 20% of the Trust’s net loss for the six months then ended. The following financial information represents certain unaudited balance sheet and operating statement data of St. John Housing as of and for the six months ended June 30, 2012:

Total assets	$5,503,671

Total liabilities	$3,145,452

Revenue	$726,641

Net income	$107,199

3.	Investment in Pemberwick Fund

The Trust carries its investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) at estimated fair value. The fair value of the Trust’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Trust has the ability to access. Pemberwick’s net asset value (“NAV”) is $10.11 per share as of September 29, 2012. An unrealized gain of $8,993 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of September 29, 2012. As of September 29, 2012, the Trust has earned $31,176 of interest revenue from its investment in Pemberwick.

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

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of September 29, 2012, American Tax Credit Trust, a Delaware statutory business trust Series I (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2012. Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of Registrant’s investee partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income housing tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Housing Tax Credit”). During the six months ended September 29, 2012, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and investments in Pemberwick Fund, a short duration bond fund (“Pemberwick”). Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $22,000 during the six months ended September 29, 2012 (which includes an unrealized gain on investment in Pemberwick of approximately $7,000). During the six months ended September 29, 2012, the investment in local partnerships increased as a result of Registrant's equity in the Local Partnerships' net income for the six months ended June 30, 2012 of $106,127, partially offset by cash distributions received from Local Partnerships of $4,700 (excluding $3,750 of distributions classified as other income from local partnerships). Payable to manager and affiliates represents deferred management fees in the accompanying unaudited balance sheet as of September 29, 2012.

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

Registrant’s operations for the three months ended September 29, 2012 and 2011 resulted in net losses of $49,523 and $1,199, respectively. The increase is primarily attributable to a decrease in equity in income of investment in local partnerships of approximately $46,000, which is attributable to a decrease in the net income of the Local Partnership in which Registrant continues to have an investment balance. Other comprehensive income for the three months ended September 29, 2012 resulted from an unrealized gain on investment in Pemberwick of $6,655.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant’s operations for the six months ended September 29, 2012 and 2011 resulted in net income (loss) of $(3,156) and $24,421, respectively. The increase in net loss is primarily attributable to a decrease in equity in income of investment in local partnerships of approximately $28,000, which is attributable to a decrease in the net income of the Local Partnership in which Registrant continues to have an investment balance. Other comprehensive income for the six months ended September 29, 2012 resulted from an unrealized gain on investment in Pemberwick of $7,465.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to its beneficial owners (the “Beneficial Owners”), has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2010. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its limited partner equity interests in the Local Partnerships (the “Local Partnership Interests”). As of November 2012, Registrant owns nine of the ten Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of all then remaining Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its Local Partnership Interests. There can be no assurance as to when Registrant will dispose of its Local Partnership Interests.

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

Edgewood Manor Associates, L.P. (“Edgewood”) is currently in default under the terms of its first mortgage and a default has been declared by the lender; delinquent payments of principal, interest and certain fees represent a cumulative arrearage of approximately $54,000 as of October 2012. Registrant’s investment balance in Edgewood, after cumulative equity losses and distributions, became zero during the year ended March 30, 2005.

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

Item 3.       Quantitative and Qualitative Disclosure About Market Risk.

Registrant’s investment in Pemberwick is subject to certain risk. The fixed income securities in which Pemberwick invests are subject to interest rate risk, credit risk, prepayment risk, counterparty risk, liquidity risk, management risk, government security risk and valuation risk. Typically, when interest rates rise, the market prices of fixed income securities go down. Pemberwick is classified as “non-diversified,” and thus may invest most of its assets in securities issued by or representing a small number of issuers. As a result, Pemberwick may be more susceptible to the risks associated with these particular issuers, or to a single economic, political or regulatory occurrence affecting these issuers. These risks could adversely affect Pemberwick’s net asset value (“NAV”), yield and total return. An unrealized gain of $8,993 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of September 29, 2012. As of September 29, 2012, Registrant has earned $31,176 of interest revenue from its investment in Pemberwick.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended September 29, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager concluded that Registrant’s disclosure controls and procedures were effective as of September 29, 2012.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I

Item 4.       Controls and Procedures (Continued).

There were no changes in Registrant’s internal control over financial reporting during the three months ended September 29, 2012 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
Exhibit 32.1 Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2 Section 1350 Certification of Chief Financial Officer.
Exhibit 101.ins - XBRL Instance.*
Exhibit 101.xsd - XBRL Schema.*
Exhibit 101.cal - XBRL Calculation.*
Exhibit 101.def - XBRL Definition.*
Exhibit 101.lab - XBRL Label.*
Exhibit 101.pre - XBRL Presentation.*

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

AMERICAN TAX CREDIT TRUST, a
Delaware statutory business trust Series I

By:Richman American Credit Corp.
The Manager

Dated: November 12, 2012	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: November 12, 2012	/s/James Hussey
By:James Hussey
Chief Financial Officer

Dated: November 12, 2012	/s/Richard Paul Richman
By:Richard Paul Richman
Sole Director