Form 10-Q
period 2012-12-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2013-02-08
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2012

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

As of February 8, 2013, there are 18,654 units of beneficial ownership interest outstanding.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
BALANCE SHEETS
(UNAUDITED)

	December 30,	March 30,
	2012	2012

ASSETS

Cash and liquid investments

Cash and cash equivalents	$116,332	$405,951
Investment in Pemberwick Fund, a short duration bond fund	816,654	801,449

Total cash and liquid investments	932,986	1,207,400

Investment in local partnerships	2,393,819	2,267,000

	$3,326,805	$3,474,400

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$19,600	$26,325
Payable to manager and affiliates	776,178	895,347

	795,778	921,672

Commitments and contingencies

Owners' equity (deficit)

Manager	(138,662)	(138,370)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)	2,660,698	2,689,570
Accumulated other comprehensive income	8,991	1,528

	2,531,027	2,552,728

	$3,326,805	$3,474,400

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 2012 AND 2011
(UNAUDITED)

	Three Months Ended December 30, 2012	Nine Months Ended December 30, 2012	Three Months Ended December 30, 2011	Nine Months Ended December 30, 2011

REVENUE

Interest	$3,130	$8,440	$3,414	$8,302
Other income from local partnerships	2,500	6,250	3,250	6,250

TOTAL REVENUE	5,630	14,690	6,664	14,552

EXPENSES

Management fee	44,910	134,728	48,036	144,107
Professional fees	10,064	31,277	9,342	28,011
Printing, postage and other	2,056	9,368	532	3,630

TOTAL EXPENSES	57,030	175,373	57,910	175,748

	(51,400)	(160,683)	(51,246)	(161,196)

Equity in income of investment in local partnerships	25,392	131,519	50,031	184,402

NET INCOME (LOSS)	(26,008)	(29,164)	(1,215)	23,206

Other comprehensive income (loss) - investment in Pemberwick Fund	(2)	7,463	(796)	(20,608)
Reclassification of unrealized gain on investment in bond				(2,730)

COMPREHENSIVE LOSS	$(26,010)	$(21,701)	$(2,011)	$(132)

NET INCOME (LOSS) ATTRIBUTABLE TO

Manager	$(260)	$(292)	$(12)	$232
Beneficial owners	(25,748)	(28,872)	(1,203)	22,974

	$(26,008)	$(29,164)	$(1,215)	$23,206

NET INCOME (LOSS) per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)	$(1.38)	$(1.55)	$(.07)	$1.23

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2012 AND 2011
(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$8,440	$14,568
Cash paid for
Management fees	(253,897)	(104,359)
Professional fees	(37,242)	(37,731)
Printing, postage and other expenses	(10,128)	(6,248)

Net cash used in operating activities	(292,827)	(133,770)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(7,742)	(8,808)
Distributions received from local partnerships	10,950	61,782
Proceeds from redemption of investment in bond		91,000

Net cash provided by investing activities	3,208	143,974

Net increase (decrease) in cash and cash equivalents	(289,619)	10,204

Cash and cash equivalents at beginning of period	405,951	205,400

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$116,332	$215,604

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$7,463	$(20,608)

Reclassification of unrealized gain on investment in bond		$(2,730)

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
STATEMENTS OF CASH FLOWS - CONTINUED
NINE MONTHS ENDED DECEMBER 30, 2012 AND 2011
(UNAUDITED)

	2012	2011

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$(29,164)	$23,206

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in income of investment in local partnerships	(131,519)	(184,402)
Other income from local partnerships	(6,250)	(6,250)
Amortization of premium on investment in bond		1,229
Loss on redemption of investment in bond		4,914
Decrease in interest receivable		123
Decrease in accounts payable and accrued expenses	(6,725)	(12,338)
Increase (decrease) in payable to manager and affiliates	(119,169)	39,748

NET CASH USED IN OPERATING ACTIVITIES	$(292,827)	$(133,770)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2012
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Trust, a Delaware statutory business trust Series I (the “Trust”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. The results of operations are impacted, in part, by the combined results of operations of the Trust’s investee partnerships (the “Local Partnerships”), which are provided by the general partners of the Local Partnerships (the “Local General Partners”) on an unaudited basis during interim periods. Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information. In the opinion of the manager of the Trust (the “Manager”), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2012 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended December 30, 2012 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Trust initially acquired limited partner equity interests (the “Local Partnership Interests”) in ten Local Partnerships representing capital contributions in the aggregate amount of $14,837,956, which includes voluntary advances (the “Advances”) made to certain Local Partnerships and all of which has been paid. As of December 30, 2012, the Trust holds a Local Partnership Interest in nine Local Partnerships. See discussion below regarding the disposal of a Local Partnership Interest subsequent to December 30, 2012. The Trust has no legal obligation to fund any operating deficits of the Local Partnerships.

For the nine months ended December 30, 2012, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2012	$2,267,000

Equity in income of investment in local partnerships	131,519	*

Distributions from Local Partnerships	(10,950)

Distributions classified as other income	6,250

Investment in local partnerships as of December 30, 2012	$2,393,819

*In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to the Trust is recognized to the extent of the Trust’s investment balance in each Local Partnership. Equity in loss in excess of the Trust’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership.

Edgewood Manor Associates, L.P. (“Edgewood”) sold its underlying property in February 2013, in connection with which the Trust received $31,293. Such amount will be recorded by the Trust as gain on sale of limited partner interests/local partnership properties. The Local General Partners of Edgewood intend to dissolve Edgewood as soon as possible. The Trust made cumulative Advances of $90,000 to Edgewood in prior years to fund operating deficits. The Trust’s investment balance in Edgewood, after cumulative equity losses and distributions, became zero during the year ended March 30, 2005 and Advances made by the Trust were recorded as investment in local partnerships and written off as additional equity in loss of investment in local partnerships.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 30, 2012
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

The Trust’s investment in St. John Housing Associates, L.P. (“St. John Housing”) represents more than 20% of the Trust’s total assets as of December 30, 2012 and the equity in income from the Trust’s investment in St. John Housing represents more than 20% of the Trust’s net loss for the nine months then ended. The following financial information represents certain unaudited balance sheet and operating statement data of St. John Housing as of and for the nine months ended September 30, 2012:

Total assets	$5,527,548

Total liabilities	$3,143,681

Revenue	$1,094,264

Net income	$132,847

3.	Investment in Pemberwick Fund

The Trust carries its investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) at estimated fair value. The fair value of the Trust’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Trust has the ability to access. Pemberwick’s net asset value (“NAV”) is $10.11 per share as of December 30, 2012. An unrealized gain of $8,991 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of December 30, 2012. As of December 30, 2012, the Trust has earned $34,077 of interest revenue from its investment in Pemberwick.

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

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of December 30, 2012, American Tax Credit Trust, a Delaware statutory business trust Series I (the “Registrant”) experienced a significant change in financial condition as compared to March 30, 2012, primarily the result of the payment of operating expenses. Registrant owns a limited partner equity interest (the “Local Partnership Interests”) in operating partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code. Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of the Local Partnerships. During the nine months ended December 30, 2012, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and investments in Pemberwick Fund, a short duration bond fund (“Pemberwick”). Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $274,000 during the nine months ended December 30, 2012 (which includes an unrealized gain on investment in Pemberwick of approximately $7,000). During the nine months ended December 30, 2012, the investment in local partnerships increased as a result of Registrant's equity in the Local Partnerships' net income for the nine months ended September 30, 2012 of $131,519, partially offset by cash distributions received from Local Partnerships of $4,700 (excluding $6,250 of distributions classified as other income from local partnerships). Payable to manager and affiliates represents deferred management fees in the accompanying unaudited balance sheet as of December 30, 2012.

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

Registrant’s operations for the three months ended December 30, 2012 and 2011 resulted in net losses of $26,008 and $1,215, respectively. The increase is primarily attributable to a decrease in equity in income of investment in local partnerships of approximately $25,000, which is attributable to a decrease in the net income of the Local Partnership in which Registrant continues to have an investment balance. Other comprehensive loss for the three months ended December 30, 2012 resulted from an unrealized loss on investment in Pemberwick of $2.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant’s operations for the nine months ended December 30, 2012 and 2011 resulted in net income (loss) of $(29,164) and $23,206, respectively. The increase in net loss is primarily attributable to a decrease in equity in income of investment in local partnerships of approximately $53,000, which is attributable to a decrease in the net income of the Local Partnership in which Registrant continues to have an investment balance. Other comprehensive income for the nine months ended December 30, 2012 resulted from an unrealized gain on investment in Pemberwick of $7,463.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to its beneficial owners (the “Beneficial Owners”), has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2010. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its Local Partnership Interests. As of February 2013, Registrant owns eight of the ten Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of all then remaining Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its Local Partnership Interests. There can be no assurance as to when Registrant will dispose of its Local Partnership Interests.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. Certain of the Local Partnerships receive rental subsidy payments, including three under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”). The subsidy agreements expire at various times. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. The three Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines. Of the three Local Partnerships noted above, two entered into restructuring agreements in prior years, resulting in changes to both rent subsidy and mandatory debt service.

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

Edgewood Manor Associates, L.P. (“Edgewood”) sold its underlying property in February 2013, in connection with which Registrant received $31,293. Such amount will be recorded by Registrant as gain on sale of limited partner interests/local partnership properties. The Local General Partners of Edgewood intend to dissolve Edgewood as soon as possible. Registrant’s investment balance in Edgewood, after cumulative equity losses and distributions, became zero during the year ended March 30, 2005.

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

Item 3.             Quantitative and Qualitative Disclosure About Market Risk.

Registrant’s investment in Pemberwick is subject to certain risk. The fixed income securities in which Pemberwick invests are subject to interest rate risk, credit risk, prepayment risk, counterparty risk, liquidity risk, management risk, government security risk and valuation risk. Typically, when interest rates rise, the market prices of fixed income securities go down. Pemberwick is classified as “non-diversified,” and thus may invest most of its assets in securities issued by or representing a small number of issuers. As a result, Pemberwick may be more susceptible to the risks associated with these particular issuers, or to a single economic, political or regulatory occurrence affecting these issuers. These risks could adversely affect Pemberwick’s net asset value (“NAV”), yield and total return. An unrealized gain of $8,991 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of December 30, 2012. As of December 30, 2012, Registrant has earned $34,077 of interest revenue from its investment in Pemberwick.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended December 30, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager concluded that Registrant’s disclosure controls and procedures were effective as of December 30, 2012.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I

Item 4.             Controls and Procedures (Continued).

There were no changes in Registrant’s internal control over financial reporting during the three months ended December 30, 2012 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

None

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

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
Exhibit 32.1 Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2 Section 1350 Certification of Chief Financial Officer.
Exhibit 101.ins - XBRL Instance.*
Exhibit 101.xsd - XBRL Schema.*
Exhibit 101.cal - XBRL Calculation.*
Exhibit 101.def - XBRL Definition.*
Exhibit 101.lab - XBRL Label.*
Exhibit 101.pre - XBRL Presentation.*

*The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933,as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT TRUST, a
Delaware statutory business trust Series I

By: Richman American Credit Corp.
The Manager

Dated: February 8, 2013	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: February 8, 2013	/s/James Hussey
By: James Hussey
Chief Financial Officer

Dated: February 8, 2013	/s/Richard Paul Richman
By: Richard Paul Richman
Sole Director