Form 10-K
period 2013-03-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2013-06-27
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
      (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2013

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

Large Accelerated Filer       Accelerated Filer        Non-Accelerated Filer         Smaller Reporting Company     X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No   X

Registrant has no voting common equity. There is no established public trading market for Registrant’s Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available.  As of June 27, 2013, there are 18,654 units outstanding.  The aggregate sales price for such units was $18,654,000.

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

General Development of Business and Narrative Description of Business

American Tax Credit Trust, a Delaware statutory business trust (the "Registrant"), was formed on February 4, 1993 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code (“IRC”), through the acquisition of limited partner equity interests (the “Local Partnership Interests”) in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. The Local Partnerships hold their respective Properties in fee. Registrant initially invested in ten such Local Partnerships. Registrant considers its activity to constitute a single industry segment.

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

Disposal of Local Partnership Interests

Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 2013, Registrant owns nine of the Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of the Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests. There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

Item 1A.                 Risk Factors.

Risks Relating to Registrant’s Business and Industry

There is no guarantee that the remaining Properties will be sold or, if sold, that Registrant would receive any proceeds.

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

It is generally expected, therefore, that in the event a sale of a Property by a Local Partnership can be consummated, the net proceeds of such sale, after repayment of any outstanding debt and other liabilities, are not likely to be significant. Moreover, a portion of the net proceeds from the sale of a Property by a Local Partnership may be payable to the Local General Partner and/or affiliates thereof for prior operating advances or deferred fees. As such, there will likely not be significant proceeds, if any, upon a sale of a Property that will be available for distribution by the Local Partnership to Registrant. In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s remaining Local Partnership Interests. However, it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.

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

Item 1A.                 Risk Factors (Continued).

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

Registrant initially acquired Local Partnership Interests in ten Local Partnerships. As discussed above in Item 1 - Business, the Compliance Period of all of the Local Partnerships had expired as of December 31, 2010 and, accordingly, Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 2013, Registrant owns nine of the ten Local Partnership Interests initially acquired (see discussion below regarding Edgewood Manor Associates L.P.’s sale of its underlying Property). In a prior year, Registrant served a demand on the Local General Partners to commence a sale process to dispose of the Properties, which Registrant intends will result in a termination of Registrant’s remaining Local Partnership Interests and ultimately the dissolution of Registrant.

In the event a sale of the remaining Properties cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. In addition, certain of the Local Partnerships entered into agreements with Extended Use Provisions with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period. While the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. There can be no assurance as to when the Local Partnerships will dispose of the Properties, when Registrant will dispose of the remaining Local Partnership Interests or the amount of proceeds which may be received in such dispositions. In addition to amounts that remain outstanding under the terms of the debt structure of the respective Local Partnerships, certain Local Partnerships have outstanding obligations to the Local General Partners and/or affiliates thereof for operating advances made over the years and for certain fees that were deferred.

Item 2.                    Properties (Continued).

Certain of the Local Partnerships receive rental subsidy payments, three of which include payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”) (see descriptions of the subsidies below). The subsidy agreements expire at various times. Since October 1997, HUD has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. The three Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines. Of the three Local Partnerships noted above, two entered into restructuring agreements in prior years, resulting in a change to both rent subsidy and mandatory debt service.

Registrant owns a 98.99% to 99% Local Partnership Interest in the Local Partnerships reflected below in which Registrant continues to own a Local Partnership Interest. The initial Local Partnership Interests were acquired from 1993 to 1995.

Item 2.                    Properties (Continued).

Name of Local Partnership Name of apartment complex	Number of rental	Capital	Mortgage loans payable as of December 31,		Subsidy (see
Apartment complex location	units	contribution	2012		footnotes)
ACP Housing Associates, L.P. ACP Housing Apartments New York, New York	28	$737,222	$1,298,246		(1b)
Creative Choice Homes VII, Ltd. Coral Gardens Homestead, Florida	91	2,382,812	1,330,000		(1a&c)
Edgewood Manor Associates, L.P. (4), (5) Edgewood Manor Apartments Philadelphia, Pennsylvania	49	2,053,799	1,817,774
Ledge/McLaren Limited Partnership Ledge/McLaren Apartments Nashua, New Hampshire	8	343,079	393,756		(1b)
Penn Apartment Associates Penn Apartments Chester, Pennsylvania	15	852,180	954,000		(1b)
SB-92 Limited Partnership Shaker Boulevard Gardens Cleveland, Ohio	73	795,255	2,906,597		(1a,b,c&d)
St Christopher’s Associates, L.P. V (5) Lehigh Park Philadelphia, Pennsylvania	29	2,081,877	2,180,000		(1b)
St. John Housing Associates, L.P. St. John Homes Gary, Indiana	144	3,546,861	2,892,259		(1a,c&d)
Starved Rock - LaSalle Manor Limited Partnership (3) LaSalle Manor LaSalle, Illinois	48	634,327	--	(2)
Vision Limited Dividend Housing Association Limited Partnership Helen Odean Butler Apartments Detroit, Michigan	97	1,410,544	2,782,876		(1b)
		$14,837,956	$16,555,508

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

(2)  The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheet of the Local Partnerships as of December 31, 2012 in Note 6 to the accompanying financial statements.

(3)  The Local Partnership sold its underlying Property to an affiliate of the Local General Partner in March 2012. The combined statement of operations of the Local Partnerships for the year ended December 31, 2012 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale.

(4)  The Local Partnership sold its underlying Property to an unaffiliated third party in February 2013 and the Local Partnership continues in existence (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(5) Capital contribution includes voluntary advances made to the Local Partnership.

Item 3.                    Legal Proceedings.

None.

Item 4.                    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.                   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is no established public trading market for the Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of record holders of Units as of June 13, 2013 was approximately 750 holding an aggregate of 18,654 Units.

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

Distributions

Registrant owns a Local Partnership Interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its Beneficial Owners in the future. There were no cash distributions to the Beneficial Owners during the years ended March 30, 2013 and 2012.

Low-income Housing Tax Credits, which are subject to various limitations, may be used by the Beneficial Owners to offset federal income tax liabilities. The cumulative Low-income Housing Tax Credits per Unit for each of the three closings generated by Registrant and allocated to the Beneficial Owners, net of circumstances which have given rise to recapture, are as follows:

First closing	Second closing	Third closing
November 29, 1993	January 28, 1994	May 25, 1994

$ 1,377.87	$ 1,375.59	$ 1,363.07

The Ten Year Credit Period with respect to all of the Properties was fully exhausted as of December 31, 2006 and the Compliance Periods of all of the Local Partnerships had expired as of December 31, 2010. In a prior year, Registrant served a demand on the Local General Partners of the Local Partnerships to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.

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

Capital Resources and Liquidity

Registrant admitted beneficial owners (the “Beneficial Owners”) in three closings with aggregate Beneficial Owners’ capital contributions of $18,654,000. In connection with the offering of the sale of units (the “Units”) of beneficial ownership, Registrant incurred organization and offering costs of approximately $2,331,000 and established a working capital reserve of approximately $1,287,000. The remaining net proceeds of approximately $15,036,000 (the “Net Proceeds”) were available to be applied to the acquisition of limited partner interests (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”) which own low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code (“IRC”). The Net Proceeds were utilized in acquiring a Local Partnership Interest in ten Local Partnerships.

As of March 30, 2013, Registrant has cash and cash equivalents and investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) totaling $961,731, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships. In addition, although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Local Partnership, Registrant may be entitled to sales proceeds of certain Local Partnerships’ Properties and may receive proceeds in the event of a sale of its remaining Local Partnership Interests.

During the year ended March 30, 2013, Registrant received cash from interest revenue, distributions from Local Partnerships and proceeds in connection with Edgewood Manor Associates, L.P.’s (“Edgewood”) sale of its underlying Property (see discussion below under Local Partnership Matters), and utilized cash for operating expenses and investments in Pemberwick. Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $246,000 during the year ended March 30, 2013, (which includes an unrealized gain on investment in Pemberwick of approximately $8,000).

During the year ended March 30, 2013, the investment in local partnerships increased as a result of Registrant’s equity in the Local Partnerships’ net income for the year ended December 31, 2012 of $176,491, partially offset by distributions received from Local Partnerships of $7,691 (excluding $6,250 of distributions classified as other income from local partnerships). Payable to manager and affiliates in the accompanying balance sheet as of March 30, 2013 represents deferred management fees.

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

Item 7.                    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant’s operations for the years ended March 30, 2013, 2012 and 2011 resulted in net income (loss) of $(7,626), $2,585 and $13,297, respectively. Although there was not a significant change in net income from fiscal 2012 to fiscal 2013, equity in income of investment in local partnerships increased by approximately $92,000, which is attributable to an increase in the net income of the Local Partnership in which Registrant continues to have an investment balance, gain on sale of limited partner interests/local partnership properties decreased by approximately $77,000 and other income from local partnerships decreased by $30,000. Other comprehensive income for the year ended March 30, 2013 resulted from an unrealized gain on investment in Pemberwick of $8,271. Although there was not a significant change in net income from fiscal 2011 to fiscal 2012, equity in income of investment in local partnerships decreased by approximately $147,000, which is attributable to a decrease in the net income of the Local Partnership in which Registrant continues to have an investment balance, and Registrant recognized a gain on sale of limited partner interests/local partnership properties of $108,000 in connection with Starved Rock - LaSalle Manor Limited Partnership’s sale of its underlying Property. Other comprehensive loss for the year ended March 30, 2012 resulted from an unrealized loss on investment in Pemberwick of $9,441 and the reclassification of unrealized gain on investment in bond of $2,730.

The Local Partnerships’ net loss of approximately $803,000 for the year ended December 31, 2012 includes loss on sale of property of approximately $233,000, depreciation and amortization expense of approximately $954,000 and interest on non-mandatory debt of approximately $431,000, and does not include principal payments on permanent mortgages of approximately $431,000. The Local Partnerships’ net loss of approximately $247,000 for the year ended December 31, 2011 includes depreciation and amortization expense of approximately $1,079,000 and interest on non-mandatory debt of approximately $439,000, and does not include principal payments on permanent mortgages of approximately $478,000. The Local Partnerships’ net loss of approximately $291,000 for the year ended December 31, 2010 includes depreciation and amortization expense of approximately $1,089,000 and interest on non-mandatory debt of approximately $430,000, and does not include principal payments on permanent mortgages of approximately $497,000. The results of operations of the Local Partnerships for the year ended December 31, 2012 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to its Beneficial Owners, has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2010. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 2013, Registrant owns nine of the ten Local Partnership Interests initially acquired (see discussion below regarding Edgewood’s sale of its underlying Property). In a prior year, Registrant served a demand on the general partners of the Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

Edgewood sold its underlying Property in February 2013 to an unaffiliated third party, in connection with which Registrant received $31,293. Such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2013. The Local General Partners of Edgewood intend to dissolve Edgewood as soon as possible. After accounting for its share of cumulative income, losses and distributions, Registrant’s investment in Edgewood reached a zero balance prior to the sale.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Manager and Beneficial Owners
American Tax Credit Trust, a Delaware statutory business trust Series I

We have audited the accompanying balance sheet of American Tax Credit Trust, a Delaware statutory business trust Series I (the “Trust”) as of March 30, 2013, and the related statements of operations and comprehensive income (loss), changes in owners' equity (deficit) and cash flows for the year then ended. The Trust’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Trust, a Delaware statutory business trust Series I as of March 30, 2013 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/CohnReznick LLP

Sacramento, California
June 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Manager and Beneficial Owners
American Tax Credit Trust, a Delaware statutory business trust Series I

We have audited the accompanying balance sheet of American Tax Credit Trust, a Delaware statutory business trust Series I (the “Trust”) as of March 30, 2012, and the related statements of operations and comprehensive income (loss), changes in owners’ equity (deficit) and cash flows for the years ended March 30, 2012 and 2011. The Trust’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financing reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Trust, a Delaware statutory business trust Series I as of March 30, 2012, and the results of its operations and its cash flows for the years ended March 30, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/Reznick Group, P.C.

Sacramento, California
June 26, 2012

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
  BALANCE SHEETS
MARCH 30, 2013 AND 2012

	2013	2012
ASSETS

Cash and liquid investments

Cash and cash equivalents	$141,858	$405,951
Investment in Pemberwick Fund - a short duration bond fund	819,873	801,449

Total cash and liquid investments	961,731	1,207,400

Investment in local partnerships	2,435,800	2,267,000

	$3,397,531	$3,474,400
LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$27,587	$26,325
Payable to manager and affiliates	816,571	895,347

	844,158	921,672

Commitments and contingencies

Owners' equity (deficit)

Manager	(138,446)	(138,370)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)	2,682,020	2,689,570
Accumulated other comprehensive income	9,799	1,528

	2,553,373	2,552,728

	$3,397,531	$3,474,400

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
  STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
  YEARS ENDED MARCH 30, 2013, 2012 AND 2011

	2013	2012	2011

REVENUE

Interest	$10,936	$11,115	$21,728
Other income from local partnerships	6,250	36,250	2,500

TOTAL REVENUE	17,186	47,365	24,228

EXPENSES

Management fee - affiliate	176,405	192,141	192,141
Professional fees	39,841	36,866	37,251
Printing, postage and other	16,350	8,626	12,986

TOTAL EXPENSES	232,596	237,633	242,378

	(215,410)	(190,268)	(218,150)

Equity in income of investment in local partnerships	176,491	84,853	231,447

INCOME (LOSS) PRIOR TO GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(38,919)	(105,415)	13,297

GAIN ON SALE OF LIMITED PARTNER INTERESTS/ LOCAL PARTNERSHIP PROPERTIES	31,293	108,000

NET INCOME (LOSS)	(7,626)	2,585	13,297

Other comprehensive income (loss) - Pemberwick Fund	8,271	(9,441)	10,969
Other comprehensive income - investment in bond			2,730
Reclassification of unrealized gain on investment in bond		(2,730)

OTHER COMPREHENSIVE INCOME (LOSS)	8,271	(12,171)	13,699

COMPREHENSIVE INCOME (LOSS)	$645	$(9,586)	$26,996

NET INCOME (LOSS) ATTRIBUTABLE TO

Manager	$(76)	$26	$133
Beneficial owners	(7,550)	2,559	13,164

	$(7,626)	$2,585	$13,297

NET INCOME (LOSS) per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)	$(.40)	$.14	$.71

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
STATEMENTS OF CHANGES IN OWNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2013, 2012 AND 2011

	Manager	Beneficial Owners	Accumulated Other Comprehensive Income (Loss)		Total

Owners' equity (deficit), March 30, 2010	$(138,529)	$2,673,847	$		$2,535,318

Net income	133	13,164			13,297

Other comprehensive income - Pemberwick Fund				10,969	10,969

Other comprehensive income - investment in bond				2,730	2,730

Owners' equity (deficit), March 30, 2011	(138,396)	2,687,011		13,699	2,562,314

Net income	26	2,559			2,585

Other comprehensive loss - Pemberwick Fund				(9,441)	(9,441)

Reclassification of unrealized gain on investment in bond				(2,730)	(2,730)

Owners' equity (deficit), March 30, 2012	(138,370)	2,689,570		1,528	2,552,728

Net loss	(76)	(7,550)			(7,626)

Other comprehensive income - Pemberwick Fund				8,271	8,271

Owners' equity (deficit), March 30, 2013	$(138,446)	$2,682,020		$9,799	$2,553,373

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2013, 2012 AND 2011

	2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$10,936	$17,381	$25,402
Cash paid for
Management fees	(255,181)	(105,665)	(342,369)
Professional fees	(39,956)	(40,311)	(38,274)
Printing, postage and other expenses	(14,973)	(10,484)	(12,896)

Net cash used in operating activities	(299,174)	(139,079)	(368,137)

CASH FLOWS FROM INVESTING ACTIVITIES

Distributions received from local partnerships	13,941	152,015	62,733
Investments in Pemberwick Fund	(10,153)	(11,385)	(13,444)
Redemptions from Pemberwick Fund			338,645
Investment in bond			(100,940)
Proceeds in connection with sale of limited partner interests/local partnership properties	31,293	108,000
Proceeds from redemption of investment in bond		91,000

Net cash provided by investing activities	35,081	339,630	286,994

Net increase (decrease) in cash and cash equivalents	(264,093)	200,551	(81,143)

Cash and cash equivalents at beginning of year	405,951	205,400	286,543

CASH AND CASH EQUIVALENTS AT END OF YEAR	$141,858	$405,951	$205,400

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$8,271	$(9,441)	$10,969

Unrealized gain on investment in bond			$2,730

Reclassification of unrealized gain on investment in bond		$(2,730)

See reconciliation of net income (loss) to net cash used in operating activities on page 22.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust
Series I
STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED MARCH 30, 2013, 2012 AND 2011

	2013	2012	2011

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$(7,626)	$2,585	$13,297

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in income of investment in local partnerships	(176,491)	(84,853)	(231,447)
Other income from local partnerships	(6,250)	(36,250)	(2,500)
Gain on sale of limited partner interests/local partnership properties	(31,293)	(108,000)
Accrued interest purchased at date of investment in bond			1,750
Amortization of premium on investment in bond		1,229	2,047
Loss on redemption of investment in bond		4,914
Decrease (increase) in interest receivable		123	(123)
Increase (decrease) in accounts payable and accrued expenses	1,262	(5,303)	(933)
Increase (decrease) in payable to manager and affiliates	(78,776)	86,476	(150,228)

NET CASH USED IN OPERATING ACTIVITIES	$(299,174)	$(139,079)	$(368,137)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2013, 2012 AND 2011

1.	Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Trust, a Delaware statutory business trust (the "Trust") was formed on February 4, 1993 under Chapter 38 of Title 12 of the Delaware Code. There was no operating activity until admission of the investors (the “Beneficial Owners”) on November 29, 1993. The Trust was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code (“IRC”), through the acquisition of limited partner equity interests (the “Local Partnership Interests”) in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties.  Such interests were acquired from 1993 to 1995. Richman American Credit Corp. (the "Manager") was formed on April 5, 1993 to act as the Manager of the Trust.

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

The Trust does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10, because the Trust is not considered the primary beneficiary. The Trust's balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. The Trust's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the general partners of the Local Partnerships (the “Local General Partners”). In addition, the Local Partnerships’ partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships’ economic success.

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
MARCH 30, 2013, 2012 AND 2011

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

The premium on investment in bond was amortized using the effective yield method over the duration of the Trust’s investment. The amortized premium offsets interest revenue. Realized gain (loss) on redemption or sale of investment in bond is included in, or offset against, interest revenue on the basis of the adjusted cost of the investment at the date of redemption or sale.

Income Taxes

The Trust is a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income and deductions are passed through to and are reported by its owners on their respective income tax returns. The Trust’s federal tax status as a pass-through entity is based on its legal status as a trust.  Accordingly, the Trust is not required to take any tax positions in order to qualify as a pass-through entity. The Trust is required to file and does file tax returns with the Internal Revenue Service (“IRS”) and other taxing authorities. Income tax returns filed by the Trust are subject to examination by the IRS for a period of three years. While no income tax returns are currently being examined by the IRS, tax years subsequent to 2008 remain subject to examination. These financial statements do not reflect a provision for income taxes and the Trust has no other tax positions which must be considered for disclosure. In accordance with ASC Topic 740; Subtopic 10, the Trust has included in Note 8 disclosures related to differences in the financial and tax bases of accounting.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

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

As of March 30, 2013, the Trust has cash and cash equivalents of $141,858. Of such amount, $134,926 is held in accounts at two financial institutions in which such amount is insured up to $250,000 at each institution by the Federal Deposit Insurance Corporation (“FDIC”). The entire amount is FDIC insured as of March 30, 2013. The remaining $6,932 is held in an account at a financial institution in which such amount is invested in a portfolio of securities that are direct obligations of the U.S. Treasury and are backed by the full faith and credit of the United States of America.

4.	Investment in Pemberwick Fund

The Trust carries its investment in Pemberwick, an investment grade institutional short duration bond fund, at estimated fair value. Pemberwick was organized in February 2010 as a non-diversified open-end management investment company registered under the Investment Company Act of 1940, as amended, that seeks maximum current income consistent with liquidity and stability of principal. In selecting a portfolio of securities for Pemberwick, the investment advisor of Pemberwick (the “Advisor”) will select investments so that Pemberwick’s assets will be rated “A-” or better by a nationally recognized statistical rating organization (“NRSRO”) such as Moody’s Investor Services, Inc. (“Moody’s”) and/or by Standard & Poor’s Financial Services, LLC (“S&P”) (or if commercial paper rated in the highest category) or, if a rating is not available, deemed to be of comparable quality by the Advisor, or securities issued by banking institutions operating in the United States and having assets in excess of $200 billion. Approximately 90% or more of Pemberwick’s assets will either be invested in securities rated AA or better (if commercial paper rated in the highest category) by a NRSRO or in securities of banking institutions operating in the United States and having assets in excess of $200 billion.

The weighted average duration of Pemberwick’s assets is approximately 1.85 years as of March 30, 2013. Redemptions from Pemberwick are immediately liquid and unrestricted. Pemberwick’s net asset value (“NAV”) is $10.12 and $10.02 per share as of March 30, 2013 and 2012, respectively. The Trust’s investment in Pemberwick as of March 30, 2013 and 2012 is $819,873 and $801,449, respectively. An unrealized gain of $9,799 as of March 30, 2013 is reflected as accumulated other comprehensive income in the accompanying balance sheet as of March 30, 2013. The Trust has earned $36,491 of interest revenue from its investment in Pemberwick as of March 30, 2013. The fair value of the Trust’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1). Pemberwick’s NAV was $10.10 as of May 31, 2013.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

4.	Investment in Pemberwick Fund (Continued)

The Advisor is an affiliate of the Manager. For its services, the Advisor is entitled to receive an annual advisory fee of 0.50% of the average daily net assets of Pemberwick. The Advisor may, in its discretion, voluntarily waive its fees or reimburse certain Pemberwick expenses; however, the Advisor is not required to do so. The Advisor has waived 70% of its fee earned since Pemberwick’s inception and earned $1,219, $1,291 and $1,567 in connection with the Trust’s investment in Pemberwick for the years ended March 30, 2013, 2012 and 2011, respectively, enough to cover its direct costs. The Advisor’s asset management affiliate, Richman Asset Management, Inc. (“RAM”) has agreed to reduce its management fees (see Note 7) payable by the Trust to the extent any fee of the Advisor payable by Pemberwick would be duplicative of any profit that RAM would receive from the Trust.

5.	Investment in Bond

The Trust carried its investment in bond as available-for-sale because such investment was used to facilitate and provide flexibility for its obligations. The bond was called during fiscal 2012; accordingly, there is no accumulated other comprehensive income or loss associated with the Trust’s investment in bond in the accompanying balance sheets. The unrealized gain on investment in bond as of March 30, 2011 is reflected as a reclassification adjustment to accumulated other comprehensive income (loss) and other comprehensive income (loss) in the accompanying financial statements as of and for the year ended March 30, 2012. The Trust’s cumulative annualized return on the bond for the sixteen month holding period totaled approximately 2.94%.

6.	Investment in Local Partnerships

The Trust initially acquired a Local Partnership Interest in ten Local Partnerships. As of March 30, 2013, the Trust owns a 98.99% to 99% Local Partnership Interest in the following nine Local Partnerships:

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

In connection with the initial purchase of ten Local Partnership Interests, under the terms of the partnership agreement of each Local Partnership, as of March 30, 2013 the Trust is committed to make capital contributions in the aggregate of $14,837,956, which includes Advances to certain Local Partnerships (see discussion below), and all of which has been paid.

The remaining Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the “Compliance Period”). The Compliance Periods of all the Local Partnerships expired in a prior year. The rents of the Properties, certain of which receive project based rental subsidy payments pursuant to subsidy agreements, are subject to specific laws, regulations and agreements with federal and state agencies. The subsidies expire at various times. The Trust cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs. Such changes could adversely affect the future net operating income and debt structure of the Local Partnerships receiving such subsidies. The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. As of December 31, 2012, the Local Partnerships have outstanding mortgage loans payable totaling approximately $16,556,000 and accrued interest payable on such loans totaling approximately $4,948,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

6.	Investment in Local Partnerships (Continued)

For the years ended March 30, 2013 and 2012, the investment in local partnerships activity consists of the following:

	2013	2012

Investment in local partnerships as of March 30, 2012 and 2011	$2,267,000	$2,297,912

Distributions from Local Partnerships	(13,941)	(152,015)

Distributions classified as other income	6,250	36,250

Equity in income of investment in local partnerships	176,491	84,853

Investment in local partnerships as of March 30, 2013 and 2012	$2,435,800	$2,267,000

During the year ended March 30, 2013, Edgewood sold its underlying Property to an unaffiliated third party, in connection with which the Trust received $31,293; such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Trust for the year ended March 30, 2013. The Local General Partners of Edgewood intend to dissolve Edgewood as soon as possible. The Trust made Advances to Edgewood in prior years to fund operating deficits. Cumulative Advances as of March 30, 2013 and 2012 are $90,000; such Advances were recorded as investment in local partnerships (see Note 1). After accounting for its share of cumulative income, losses and distributions, the Trust’s investment in Edgewood reached a zero balance prior to the sale.

During the year ended March 30, 2012, Starved Rock - LaSalle Manor Limited Partnership (“Starved Rock”) sold its underlying Property to an affiliate of the Local General Partner of Starved Rock, in connection with which the Trust received $108,000; such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Trust for the year ended March 30, 2012. In addition, the Trust received $30,000 for distributions that were due to the Trust under the terms of Starved Rock’s partnership agreement; such amount is included in other income from local partnerships in the accompanying statement of operations and comprehensive income (loss) of the Trust for the year ended March 30, 2012 (see Note 1). Starved Rock recognized a loss of $232,801 in connection with the sale; such amount is reflected as loss on sale of property in the combined statement of operations of the Local Partnerships for the year ended December 31, 2012 herein Note 6. After accounting for its share of cumulative income, losses and distributions, the Trust’s investment in Starved Rock reached a zero balance prior to the sale.

The Trust made an Advance to St. Christopher's in a prior year to fund operating deficits. Cumulative Advances as of March 30, 2013 and 2012 are $6,092; such Advance was recorded as investment in local partnerships (see Note 1). After accounting for its share of cumulative income, losses and distributions, the Trust’s investment in St. Christopher’s reached a zero balance in a prior year.

The Trust’s investment in St. John Housing represents more than 20% of the Trust’s total assets as of March 30, 2013 and 2012 and the equity in income recognized by the Trust for the years ended March 30, 2013 and 2012 in connection with St. John Housing represents more than 20% of the Trust’s net income (loss) for such years. The following financial information represents certain balance sheet and operating statement data of St. John Housing as of and for the years ended December 31, 2012 and 2011:

	2012	2011

Total assets	$5,522,530	$5,636,912

Total liabilities	$3,093,236	$3,325,051

Revenue	$1,469,771	$1,444,889

Net income	$178,274	$85,710

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

6.	Investment in Local Partnerships (Continued)

Equity in loss of investment in local partnerships is limited to the Trust’s investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $1,016,695, $619,937, and $640,634 for the years ended December 31, 2012, 2011 and 2010, respectively, as reflected in the combined statements of operations of the Local Partnerships herein Note 6.

The differences between the Trust’s investment in local partnerships as of March 30, 2013 and 2012 and the amounts reflected as the Trust’s investment balance in the combined balance sheets of the Local Partnerships as of December 31, 2012 and 2011 herein Note 6 are as follows:

	2013	2012

Investment in local partnerships as of March 30 - Trust	$2,435,800	$2,267,000

Distributions from Local Partnerships for the period January 1 through March 30	--	60,233

Carrying value adjustments (see Note 1)	1,461,850	1,667,948

Investment in local partnerships as of December 31, 2012 and 2011 - Local Partnerships’ combined balance sheets	$3,897,650	$3,995,181

The combined balance sheets of the Local Partnerships as of December 31, 2012 and 2011 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2012, 2011 and 2010 are reflected on pages 29 and 30, respectively.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

6.	Investment in Local Partnerships (Continued)

The combined balance sheets of the Local Partnerships as of December 31, 2012 and 2011 are as follows:

	2012	2011

ASSETS

Cash and cash equivalents	$760,971	$696,549
Rents receivable	93,456	74,710
Escrow deposits and reserves	1,916,418	2,065,245
Land	1,010,458	1,213,303
Buildings and improvements (net of accumulated depreciation of $18,325,748 and $18,795,401)	13,690,637	16,454,213
Intangible assets (net of accumulated amortization of $148,306 and $164,642)	171,471	223,567
Other assets	392,021	442,692

	$18,035,432	$21,170,279

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$596,708	$684,071
Due to related parties	2,541,398	2,646,659
Mortgage loans	16,555,508	18,758,639
Notes payable	100,000	100,000
Accrued interest	4,948,039	4,675,602
Other liabilities	126,959	140,303

	24,868,612	27,005,274

Partners' equity (deficit)

American Tax Credit Trust, Series I
Capital contributions, net of distributions	13,037,450	13,739,701
Cumulative loss	(9,139,800)	(9,744,520)

	3,897,650	3,995,181

General partners and other limited partners
Capital contributions, net of distributions	152,970	466,308
Cumulative loss	(10,883,800)	(10,296,484)

	(10,730,830)	(9,830,176)

	(6,833,180)	(5,834,995)

	$18,035,432	$21,170,279

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

6.	Investment in Local Partnerships (Continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010

REVENUE

Rental	$4,551,556	$4,834,032	$4,790,746
Interest and other	280,671	303,156	263,948

TOTAL REVENUE	4,832,227	5,137,188	5,054,694

EXPENSES

Administrative	1,260,668	1,088,411	1,110,818
Utilities	752,113	778,210	732,869
Operating and maintenance	1,267,607	1,186,236	1,147,203
Taxes and insurance	409,213	442,146	454,494
Financial	759,462	810,269	810,922
Depreciation and amortization	953,628	1,078,681	1,089,127

TOTAL EXPENSES	5,402,691	5,383,953	5,345,433

LOSS BEFORE LOSS ON SALE OF PROPERTY	(570,464)	(246,765)	(290,739)

LOSS ON SALE OF PROPERTY	(232,801)	--	--

NET LOSS	$(803,265)	$(246,765)	$(290,739)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Trust, Series I	$176,491	$84,853	$231,447
General partners and other limited partners (includes $1,016,695, $619,937 and $640,634 of Trust losses in excess of investment and specially allocated income of $44,987, $290,801 and $121,375)	(979,756)	(331,618)	(522,186)

	$(803,265)	$(246,765)	$(290,739)

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

7.	Transactions with Manager and Affiliates

Pursuant to the terms of the Trust Agreement, the Trust incurs an annual management fee (the “Management Fee”) payable to the Manager for its services in connection with the management of the affairs of the Trust. The annual Management Fee is equal to 0.5% of Invested Assets (as such term is defined in the Trust Agreement). The Trust incurred Management Fees of $176,405, $192,141 and $192,141 for the years ended March 30, 2013, 2012 and 2011, respectively. Unpaid Management Fees in the amount of $816,571 and $895,347 are reflected as payable to manager and affiliates in the accompanying balance sheets as of March 30, 2013 and 2012, respectively.

8.	Taxable Loss

A reconciliation of the financial statement net income (loss) of the Trust for the years ended March 30, 2013, 2012 and 2011 to the tax return loss for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2013	2012	2011

Financial statement net income (loss) for the years ended March 30, 2013, 2012 and 2011	$(7,626)	$2,585	$13,297

Add (less) net transactions occurring between
January 1, 2010 and March 30, 2010	--	--	(64,011)
January 1, 2011 and March 30, 2011	--	(56,423)	56,423
January 1, 2012 and March 30, 2012	78,928	(78,928)	--
January 1, 2013 and March 30, 2013	23,434	--	--

Adjusted financial statement net income (loss) for the years ended December 31, 2012, 2011 and 2010	94,736	(132,766)	5,709

Management Fees deductible for tax purposes when paid	(72,441)	86,495	(150,880)

Differences arising from equity in loss of investment in local partnerships	(297,896)	(461,155)	(607,788)

Difference in gain (loss) on sale of limited partner interests/local partnership properties	(168,307)	--	--

Other income from local partnerships	(36,250)	(6,250)	(2,500)

Other differences	(2,754)	(2,262)	2,812

Tax return loss for the years ended December 31, 2012, 2011 and 2010	$(482,912)	$(515,938)	$(752,647)

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2012 and 2011 are as follows:

	2012	2011

Investment in local partnerships - financial reporting	$2,435,800	$2,327,232
Investment in local partnerships - tax	(4,916,537)	(4,522,652)

	$7,352,337	$6,849,884

Payable to manager and affiliates in the accompanying balance sheets represents accrued Management Fees, which are not deductible for tax purposes until paid pursuant to IRC Section 267.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

9.	Fair Value of Financial Instruments

The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and Cash Equivalents

The carrying amount approximates fair value.

The estimated fair values of the Trust’s other financial instruments as of March 30, 2013 and 2012 are disclosed elsewhere in the notes to the financial statements.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager concluded that Registrant’s disclosure controls and procedures were effective as of March 30, 2013.

Management’s Annual Report on Internal Control Over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of March 30, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Richard Paul Richman, age 65, is the sole Director of the Manager. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also the sole director of Richman Tax Credit Properties Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties L.P., the sole director of Richman Tax Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties II L.P. and the sole director of Richman Housing Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties III L.P.

David A. Salzman, age 52, is the President of the Manager and is a stockholder and the President of Richman Group. Mr. Salzman has been employed by Richman Group or an affiliate since 1986 and is responsible for the acquisition of residential real estate for syndication for Richman Group.

James Hussey, age 52, is a Vice President and the Treasurer of the Manager. Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the finance operations of Richman Group. In addition, Mr. Hussey is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of the Manager. Mr. Hussey is engaged primarily in the partnership management and finance operations of RAM. Prior to joining RAM, Mr. Hussey, a Certified Public Accountant, was the Chief Financial Officer of WCI Communities Inc. NE Region and Spectrum Communities, LLC. From 1989 to 1998, Mr. Hussey held various positions with Center Development Corp, a developer of affordable housing in the New York metropolitan area.

Gina K. Dodge, age 57, is the Secretary of the Manager and a Vice President and the Secretary of Richman Group.  Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, Ms. Dodge is responsible for communications with investors.

Charles L. Krafnick, age 51, is the Assistant Treasurer of the Manager and is the Assistant Treasurer of Richman Group. Mr. Krafnick, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group. In addition, Mr. Krafnick is the Assistant Treasurer of RAM.  Mr. Krafnick's responsibilities in connection with RAM include various finance and partnership management functions.

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

Item 11.                  Executive Compensation.

Registrant has no officers or directors. Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of the Manager and did not pay any such compensation during the year ended March 30, 2013 or during the prior two fiscal years. During the year ended March 30, 2013 and during the prior two fiscal years, the Manager did not pay any compensation to any of its officers or its director. The director and certain officers of the Manager receive compensation from certain affiliates of the Manager for services performed for various affiliated entities which may include services performed for Registrant.

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

Item 12.                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Two affiliates of Everest Properties, Inc., having the mailing address 199 S. Los Robles Avenue, Suite 200, Pasadena, California 91101, together own 2,214 Units, representing approximately 11.87% of all such Units. As of June 13, 2013, no person or entity, other than the affiliates of Everest Properties, Inc. noted above, was known by Registrant to be the beneficial owner of more than five percent of the Units.

Neither the Manager nor the director or any officer of the Manager own any Units. The majority owner of the Manager is Richard Paul Richman.

Item 13.                  Certain Relationships and Related Transactions and Director Independence.

Transactions With Related Persons

The Manager and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 4 and 7 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data herein. Such fees will continue to be incurred by Registrant during the fiscal year ending March 30, 2014.

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

Indebtedness of Management

No officer or director of the Manager or any affiliate of the foregoing was indebted to Registrant at any time during the fiscal years ended March 30, 2013 and 2012.

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

Item 14.                  Principal Accountant Fees and Services.

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered for the years ended March 30, 2013 and 2012:

	2013	2012

Audit Fees	$21,600	$21,600
Audit-Related Fees	--	--
Tax Fees	$7,200	$7,200
All Other Fees	--	--

Audit fees consist of fees for the annual audit and review of Registrant’s interim financial statements and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2013 and 2012.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee. The Audit Committee approved all fiscal 2013 and 2012 principal accountant fees and services.

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

(3)  Exhibits.

Incorporated by
	Exhibit	Reference to
4.1	Fourth Amended and Restated Agreement of Trust of Registrant	Appendix A to Registrant’s Prospectus filed September 21, 1993 (File No. 33-58032)

10.1	Credit Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.2	Security and Pledge Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.3	Cash Collateral Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.4	Promissory Note dated December 27, 1993 from Trust to Citibank N.A.	Exhibit 10.4 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.5	Tri-Party Agreement dated as of December 27, 1993 between Trust, Citibank N.A. and United States Trust Company of New York	Exhibit 10.5 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.6	ACP Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-24600)

10.7	Creative Choice Homes VII, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1994 (File No. 0-24600)

10.8	Edgewood Manor Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)

10.9	Ledge / McLaren Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1994 (File No. 0-24600)

10.10	Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.7 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)

Incorporated by
	Exhibit	Reference to

10.11	First Amendment to Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)

10.12	Second Amendment to Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.9 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)

10.13	SB-92 Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.14	St. Christopher's Associates, L.P. V Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended June 29, 1994 (File No. 33-58032)

10.15	St. John Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.7 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.16	Starved Rock - LaSalle Manor Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-24600)

10.17	Vision Limited Dividend Housing Association Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1994 (File No. 0-24600)

16.1	Letter to the Securities and Exchange Commission from Reznick Group, P.C., dated November 9, 2012	Exhibit 16.1 to Current Report on Form 8-K filed on November 9, 2012

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*32.1	Section 1350 Certification of Chief Executive Officer

*32.2	Section 1350 Certification of Chief Financial Officer

99.1	Pages 11 through 21 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.1 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.2	Pages 26 through 48 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.2 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.3	Pages 63 through 65 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.3 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.4	Supplement No. 2 dated November 16, 1993 to Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.4 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.5	Supplement No. 3 dated November 23, 1994 to Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.5 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

Incorporated by
	Exhibit	Reference to

99.6	Supplement No. 4 dated December 28, 1994 to Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.6 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.7	Independent Auditor’s Report of ACP Housing Associates, L.P. as of and for the year ended December 31, 2004	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-24600)

99.8	Independent Auditors’ Report of Creative Choice Homes VII, Ltd. as of and for the year ended December 31, 2004	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-24600)

99.9	Report of Independent Registered Public Accounting Firm of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-24600)

99.10	Report of Independent Registered Public Accounting Firm of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.8 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-24600)

99.11	Audited Financial Statements of Creative Choice Homes VII, Ltd. as of and for the year ended December 31, 2005	Exhibit 99.9 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-24600)

99.12	Audited Financial Statements of St. John Housing Associates Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-24600)

99.13	Independent Auditors’ Report of Ledge/McLaren Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-24600)

99.14	Audited Financial Statements of St. John Housing Associates Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-24600)

99.15	Audited Financial Statements of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.13 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-24600)

99.16	Deferred Fee Agreement between Registrant, the Manager and ML Fund Administrators Inc.	Exhibit 99.16 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

**101
Financial Statements from the Annual Report on Form 10-K of the Registrant for the year ended March 30, 2013, formatted in Extensible Business Reporting Language (“XBRL”); (i) Balance Sheets as of March 30, 2013 and 2012; (ii) Statements of Operations and Other Comprehensive Income (Loss) for the years ended March 30, 2013, 2012 and 2011; (iii) Statements of Changes in Owners’ Equity (Deficit) for the years ended March 30, 2013, 2012 and 2011; and (iv) Statements of Cash Flows for the years ended March 30, 2013, 2012 and 2011

*Filed herewith.

**Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Reporton Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act, except as shall be expressly set forth by specific reference in such filing or document.

(b) Exhibits.

See (a)(3) above.

(c) Financial Statement Schedules.

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I

By: Richman American Credit Corp., The Manager

Dated: June 27, 2013	/s/David Salzman
David Salzman
Chief Executive Officer

Dated: June 27, 2013	/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Salzman	Chief Executive Officer of the Manager	June 27, 2013
(David Salzman)

/s/James Hussey	Chief Financial Officer of the Manager	June 27, 2013
(James Hussey)

/s/Richard Paul Richman	Sole Director of the Manager	June 27, 2013
(Richard Paul Richman)