Form 10-Q
period 2013-09-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 2013-11-01
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2013

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

As of November 1, 2013, there are 18,654 units of beneficial ownership interest outstanding.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
BALANCE SHEETS
(UNAUDITED)

	September 29,	March 30,
	2013	2013

ASSETS

Cash and liquid investments

Cash and cash equivalents	$161,002	$141,858
Investment in Pemberwick Fund, a short duration bond fund	820,496	819,873

Total cash and liquid investments	981,498	961,731

Investment in local partnerships	2,538,850	2,435,800

	$3,520,348	$3,397,531

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$12,500	$27,587
Payable to manager and affiliates	894,102	816,571

	906,602	844,158
Commitments and contingencies

Owners' equity (deficit)

Manager	(137,802)	(138,446)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)	2,745,804	2,682,020
Accumulated other comprehensive income	5,744	9,799

	2,613,746	2,553,373

	$3,520,348	$3,397,531

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 2013 AND 2012
(UNAUDITED)

	Three Months Ended September 29, 2013	Six Months Ended September 29, 2013	Three Months Ended September 29, 2012	Six Months Ended September 29, 2012

REVENUE

Interest	$2,417	$4,885	$2,613	$5,310
Other income from local partnerships	750	3,750		3,750

TOTAL REVENUE	3,167	8,635	2,613	9,060

EXPENSES

Management fee	40,062	80,123	44,909	89,818
Professional fees	12,296	21,254	12,831	21,213
Printing, postage and other	2,764	3,121	6,194	7,312

TOTAL EXPENSES	55,122	104,498	63,934	118,343

	(51,955)	(95,863)	(61,321)	(109,283)

Equity in income of investment in local partnerships	68,986	160,291	11,798	106,127

NET INCOME (LOSS)	17,031	64,428	(49,523)	(3,156)

Other comprehensive income (loss) - investment in Pemberwick Fund	814	(4,055)	6,655	7,465

COMPREHENSIVE INCOME (LOSS)	$17,845	$60,373	$(42,868)	$4,309

NET INCOME (LOSS) ATTRIBUTABLE TO

Manager	$170	$644	$(496)	$(32)
Beneficial owners	16,861	63,784	(49,027)	(3,124)

	$17,031	$64,428	$(49,523)	$(3,156)

NET INCOME (LOSS) per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)	$.90	$3.42	$(2.63)	$(.17)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 29, 2013 AND 2012
(UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$4,885	$5,310
Cash paid for
Management fees	(2,592)	(2,170)
Professional fees	(34,204)	(33,248)
Printing, postage and other expenses	(5,258)	(8,072)

Net cash used in operating activities	(37,169)	(38,180)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(4,678)	(4,840)
Distributions received from local partnerships	60,991	8,450

Net cash provided by investing activities	56,313	3,610

Net increase (decrease) in cash and cash equivalents	19,144	(34,570)

Cash and cash equivalents at beginning of period	141,858	405,951

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$161,002	$371,381

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$64,428	$(3,156)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in income of investment in local partnerships	(160,291)	(106,127)
Other income from local partnerships	(3,750)	(3,750)
Decrease in accounts payable and accrued expenses	(15,087)	(12,795)
Increase in payable to manager and affiliates	77,531	87,648

NET CASH USED IN OPERATING ACTIVITIES	$(37,169)	$(38,180)

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$(4,055)	$7,465

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 29, 2013
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Trust, a Delaware statutory business trust Series I (the “Trust”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. The results of operations are impacted, in part, by the combined results of operations of the Trust’s investee partnerships (the “Local Partnerships”), which are provided by the general partners of the Local Partnerships (the “Local General Partners”) on an unaudited basis during interim periods. Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information. In the opinion of the manager of the Trust (the “Manager”), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2013 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended September 29, 2013 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Trust initially acquired limited partner equity interests (the “Local Partnership Interests”) in ten Local Partnerships representing capital contributions in the aggregate amount of $14,837,956, which includes voluntary advances (the “Advances”) made to certain Local Partnerships and all of which has been paid. As of September 29, 2013, the Trust holds a Local Partnership Interest in nine Local Partnerships (see discussion below regarding the Trust’s sale of its Local Partnership Interest in Penn Apartment Associates (“Penn Apartments”) subsequent to September 29, 2013 and Edgewood Manor Associates, L.P.’s (“Edgewood”) sale of its underlying Property). The Trust has no legal obligation to fund any operating deficits of the Local Partnerships.

For the six months ended September 29, 2013, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2013	$2,435,800

Equity in income of investment in local partnerships	160,291	*

Distributions from Local Partnerships	(60,991)

Distributions classified as other income	3,750

Investment in local partnerships as of September 29, 2013	$2,538,850

*In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to the Trust is recognized to the extent of the Trust’s investment balance in each Local Partnership. Equity in loss in excess of the Trust’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership.

In October 2013, the Trust sold its Local Partnership Interest in Penn Apartments to an affiliate of the Local General Partner of Penn Apartments. Although the Trust received no proceeds in connection with the sale, the Trust received $46,250 for distributions that were due to the Trust under the terms of Penn Apartments’ partnership agreement. After accounting for its share of cumulative income, losses and distributions, the Trust’s investment in Penn Apartments reached a zero balance prior to the sale.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 29, 2013
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

During the year ended March 30, 2013, Edgewood sold its underlying Property to an unaffiliated third party. The Local General Partners of Edgewood intend to dissolve Edgewood as soon as possible. After accounting for its share of cumulative income, losses and distributions, the Trust’s investment in Edgewood reached a zero balance prior to the sale.

The Trust’s investment in St. John Housing Associates, L.P. (“St. John Housing”) represents more than 20% of the Trust’s total assets as of September 29, 2013 and the equity in income from the Trust’s investment in St. John Housing represents more than 20% of the Trust’s net income for the six months then ended. The following financial information represents certain unaudited balance sheet and operating statement data of St. John Housing as of and for the six months ended June 30, 2013:

Total assets	$5,446,573

Total liabilities	$2,916,210

Revenue	$732,695

Net income	$161,910

3.	Investment in Pemberwick Fund

The Trust carries its investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) at estimated fair value. The fair value of the Trust’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Trust has the ability to access. Pemberwick’s net asset value (“NAV”) is $10.07 per share as of September 29, 2013. An unrealized gain of $5,744 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of September 29, 2013. As of September 29, 2013, the Trust has earned $41,167 of interest revenue from its investment in Pemberwick.

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

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of September 29, 2013, American Tax Credit Trust, a Delaware statutory business trust Series I (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2013. Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of Registrant’s investee partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code. During the six months ended September 29, 2013, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and investments in Pemberwick Fund, a short duration bond fund (“Pemberwick”). Cash and cash equivalents and investment in Pemberwick increased, in the aggregate, by approximately $20,000 during the six months ended September 29, 2013 (which includes an unrealized loss on investment in Pemberwick of approximately $4,000). During the six months ended September 29, 2013, the investment in local partnerships increased as a result of Registrant's equity in the Local Partnerships' net income for the six months ended June 30, 2013 of $160,291, partially offset by cash distributions received from Local Partnerships of $57,241 (excluding $3,750 of distributions classified as other income from local partnerships). Payable to manager and affiliates represents deferred management fees in the accompanying unaudited balance sheet as of September 29, 2013.

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

Registrant’s operations for the three months ended September 29, 2013 and 2012 resulted in net income (loss) of $17,031 and $(49,523), respectively. The increase in net income is primarily attributable to (i) an increase in equity in income of investment in local partnerships of approximately $57,000, which is attributable to an increase in the net income of the Local Partnership in which Registrant continues to have an investment balance, and (ii) a decrease in operating expenses of approximately $9,000. Other comprehensive income for the three months ended September 29, 2013 resulted from an unrealized gain on investment in Pemberwick of $814.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant’s operations for the six months ended September 29, 2013 and 2012 resulted in net income (loss) of $64,428 and $(3,156), respectively. The increase in net income is primarily attributable to (i) an increase in equity in income of investment in local partnerships of approximately $54,000, which is attributable to an increase in the net income of the Local Partnership in which Registrant continues to have an investment balance, and (ii) a decrease in operating expenses of approximately $14,000. Other comprehensive loss for the six months ended September 29, 2013 resulted from an unrealized loss on investment in Pemberwick of $4,055.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to its beneficial owners (the “Beneficial Owners”), has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2010. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its remaining Local Partnership Interests. As of November 2013, Registrant owns eight of the ten Local Partnership Interests initially acquired (see discussion below regarding Edgewood Manor Associates, L.P.’s (“Edgewood”) sale of its underlying Property). In a prior year, Registrant served a demand on the general partners of the Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. Certain of the Local Partnerships receive rental subsidy payments, including three under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”). The subsidy agreements expire at various times. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. The three Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines. Of the three Local Partnerships noted above, two entered into restructuring agreements in prior years, resulting in changes to both rent subsidy and mandatory debt service.

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

In October 2013, Registrant sold its Local Partnership Interest in Penn Apartment Associates (“Penn Apartments”) to an affiliate of the Local General Partner of Penn Apartments. Although Registrant received no proceeds in connection with the sale, Registrant received $46,250 for distributions that were due to Registrant under the terms of Penn Apartments’ partnership agreement. After accounting for its share of cumulative income, losses and distributions, Registrant’s investment in Penn Apartments reached a zero balance prior to the sale.

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

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Item 4.                 Controls and Procedures (Continued).

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended September 29, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager concluded that Registrant’s disclosure controls and procedures were effective as of September 29, 2013.

There were no changes in Registrant’s internal control over financial reporting during the three months ended September 29, 2013 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

AMERICAN TAX CREDIT TRUST, A DELAWARE
STATUTORY BUSINESS TRUST SERIES I

By:Richman American Credit Corp.
The Manager

Dated: November 1, 2013	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: November 1, 2013	/s/James Hussey
By:James Hussey
Chief Financial Officer

Dated: November 1, 2013	/s/Richard Paul Richman
By:Richard Paul Richman
Sole Director