Form 10-Q
period 2013-12-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2014-02-05
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2013

OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                                 to ____________

Commission File Number: 0-24600

American Tax Credit Trust, a Delaware statutory business trust Series I
(Exact Name of Registrant as Specified in its Charter)

Delaware	06-6385350
(State or Other Jurisdiction of Organization)	(I.R.S. Employer Incorporation orIdentification No.)

Richman American Credit Corp.
340 Pemberwick Road
Greenwich, Connecticut	06831
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:  (203) 869-0900

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

As of February 5, 2014, there are 18,654 units of beneficial ownership interest outstanding.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
BALANCE SHEETS
(UNAUDITED)

	December 30,	March 30,
	2013	2013

ASSETS

Cash and liquid investments

Cash and cash equivalents	$119,946	$141,858
Investment in Pemberwick Fund, a short duration bond fund	653,503	819,873

Total cash and liquid investments	773,449	961,731

Investment in local partnerships	2,586,636	2,435,800

	$3,360,085	$3,397,531

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$18,438	$27,587
Payable to manager and affiliates	680,597	816,571

	699,035	844,158
Commitments and contingencies

Owners' equity (deficit)

Manager	(137,323)	(138,446)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)	2,793,199	2,682,020
Accumulated other comprehensive income	5,174	9,799

	2,661,050	2,553,373

	$3,360,085	$3,397,531

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 2013 AND 2012
(UNAUDITED)

	Three Months Ended December 30, 2013	Nine Months Ended December 30, 2013	Three Months Ended December 30, 2012	Nine Months Ended December 30, 2012

REVENUE

Interest	$3,689	$8,574	$3,130	$8,440
Other income from local partnerships	48,750	52,500	2,500	6,250

TOTAL REVENUE	52,439	61,074	5,630	14,690

EXPENSES

Management fee	37,792	117,915	44,910	134,728
Professional fees	10,833	32,087	10,064	31,277
Printing, postage and other	3,726	6,847	2,056	9,368

TOTAL EXPENSES	52,351	156,849	57,030	175,373

	88	(95,775)	(51,400)	(160,683)

Equity in income of investment in local partnerships	47,786	208,077	25,392	131,519

NET INCOME (LOSS)	47,874	112,302	(26,008)	(29,164)

Other comprehensive income (loss) - investment in Pemberwick Fund	(570)	(4,625)	(2)	7,463

COMPREHENSIVE INCOME (LOSS)	$47,304	$107,677	$(26,010)	$(21,701)

NET INCOME (LOSS) ATTRIBUTABLE TO

Manager	$479	$1,123	$(260)	$(292)
Beneficial owners	47,395	111,179	(25,748)	(28,872)

	$47,874	$112,302	$(26,008)	$(29,164)

NET INCOME (LOSS) per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)	$2.54	$5.96	$(1.38)	$(1.55)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2013 AND 2012
(UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$8,574	$8,440
Cash paid for
Management fees	(253,889)	(253,897)
Professional fees	(39,099)	(37,242)
Printing, postage and other expenses	(8,984)	(10,128)

Net cash used in operating activities	(293,398)	(292,827)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(6,870)	(7,742)
Redemptions from Pemberwick Fund	168,615
Distributions received from local partnerships	109,741	10,950

Net cash provided by investing activities	271,486	3,208

Net decrease in cash and cash equivalents	(21,912)	(289,619)

Cash and cash equivalents at beginning of period	141,858	405,951

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$119,946	$116,332

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$112,302	$(29,164)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in income of investment in local partnerships	(208,077)	(131,519)
Other income from local partnerships	(52,500)	(6,250)
Decrease in accounts payable and accrued expenses	(9,149)	(6,725)
Decrease in payable to manager and affiliates	(135,974)	(119,169)

NET CASH USED IN OPERATING ACTIVITIES	$(293,398)	$(292,827)

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$(4,625)	$7,463

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2013
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Trust, a Delaware statutory business trust Series I (the “Trust”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. The results of operations are impacted, in part, by the combined results of operations of the Trust’s investee partnerships (the “Local Partnerships”), which are provided by the general partners of the Local Partnerships (the “Local General Partners”) on an unaudited basis during interim periods. Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information. In the opinion of the manager of the Trust (the “Manager”), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2013 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended December 30, 2013 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Trust initially acquired limited partner equity interests (the “Local Partnership Interests”) in ten Local Partnerships representing capital contributions in the aggregate amount of $14,837,956, which includes voluntary advances (the “Advances”) made to certain Local Partnerships and all of which has been paid. As of December 30, 2013, the Trust holds a Local Partnership Interest in eight Local Partnerships (see discussion below regarding the Trust’s sale of its Local Partnership Interest in St. Christopher’s Associates, L.P. V (“St. Christopher’s”) subsequent to December 30, 2013 and Edgewood Manor Associates, L.P.’s (“Edgewood”) sale of its underlying Property). The Trust has no legal obligation to fund any operating deficits of the Local Partnerships.

For the nine months ended December 30, 2013, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2013	$2,435,800

Equity in income of investment in local partnerships	208,077	*

Distributions from Local Partnerships	(109,741)

Distributions classified as other income	52,500

Investment in local partnerships as of December 30, 2013	$2,586,636

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
DECEMBER 30, 2013
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

During the nine months ended December 30, 2013, the Trust sold its Local Partnership Interest in Penn Apartment Associates (“Penn Apartments”) to an affiliate of the Local General Partner of Penn Apartments. Although the Trust received no proceeds in connection with the sale, the Trust received $46,250 for distributions that were due to the Trust under the terms of the partnership agreement of Penn Apartments; such amount is included in other income from local partnerships in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2013. After accounting for its share of cumulative income, losses and distributions, the Trust’s investment in Penn Apartments reached a zero balance prior to the sale.

During the year ended March 30, 2013, Edgewood sold its underlying Property to an unaffiliated third party. The Local General Partners of Edgewood intend to dissolve Edgewood as soon as possible. After accounting for its share of cumulative income, losses and distributions, the Trust’s investment in Edgewood reached a zero balance prior to the sale.

Subsequent to December 30, 2013, the Partnership sold its Local Partnership Interest in St. Christopher’s to an affiliate of the Local General Partner of St. Christopher’s; there were no proceeds in connection with the sale. After accounting for its share of cumulative income, losses and distributions, the Trust’s investment in St. Christopher’s reached a zero balance prior to the sale.

The Trust’s investment in St. John Housing Associates, L.P. (“St. John Housing”) represents more than 20% of the Trust’s total assets as of December 30, 2013 and the equity in income from the Trust’s investment in St. John Housing represents more than 20% of the Trust’s net income for the nine months then ended. The following financial information represents certain unaudited balance sheet and operating statement data of St. John Housing as of and for the nine months ended September 30, 2013:

Total assets	$5,460,879

Total liabilities	$2,882,247

Revenue	$1,089,391

Net income	$210,179

3.	Investment in Pemberwick Fund

The Trust carries its investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) at estimated fair value. The fair value of the Trust’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Trust has the ability to access. Pemberwick’s net asset value (“NAV”) is $10.08 per share as of December 30, 2013. An unrealized gain of $5,174 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of December 30, 2013. As of December 30, 2013, the Trust has earned $44,744 of interest revenue from its investment in Pemberwick.

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

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of December 30, 2013, American Tax Credit Trust, a Delaware statutory business trust Series I (the “Registrant”) experienced a significant change in financial condition as compared to March 30, 2013, primarily as the result of the payment of deferred management fees during the period. Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of Registrant’s investee partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code. During the nine months ended December 30, 2013, Registrant received cash from interest revenue, redemptions from Pemberwick Fund, a short duration bond fund (“Pemberwick”) and distributions from Local Partnerships, and utilized cash for operating expenses and investments in Pemberwick. Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $188,000 during the nine months ended December 30, 2013 (which includes an unrealized loss on investment in Pemberwick of approximately $5,000). During the nine months ended December 30, 2013, the investment in local partnerships increased as a result of Registrant's equity in the Local Partnerships' net income for the nine months ended September 30, 2013 of $208,077, partially offset by cash distributions received from Local Partnerships of $57,241 (excluding $52,500 of distributions classified as other income from local partnerships). Payable to manager and affiliates in the accompanying unaudited balance sheet as of December 30, 2013 represents deferred management fees.

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

Registrant’s operations for the three months ended December 30, 2013 and 2012 resulted in net income (loss) of $47,874 and $(26,008), respectively. The increase in net income is primarily attributable to (i) an increase in other income from local partnerships of approximately $46,000 and (ii) an increase in equity in income of investment in local partnerships of approximately $22,000, which is attributable to an increase in the net income of the Local Partnership in which Registrant continues to have an investment balance. Other comprehensive loss for the three months ended December 30, 2013 resulted from an unrealized loss on investment in Pemberwick of $570.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant’s operations for the nine months ended December 30, 2013 and 2012 resulted in net income (loss) of $112,302 and $(29,164), respectively. The increase in net income is primarily attributable to (i) an increase in equity in income of investment in local partnerships of approximately $77,000, which is attributable to an increase in the net income of the Local Partnership in which Registrant continues to have an investment balance, (ii) an increase in other income from local partnerships of approximately $46,000 and (iii) a decrease in management fees of approximately $17,000. Other comprehensive loss for the nine months ended December 30, 2013 resulted from an unrealized loss on investment in Pemberwick of $4,625.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to its beneficial owners (the “Beneficial Owners”), has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2010. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its remaining Local Partnership Interests. As of February 2014, Registrant owns seven of the ten Local Partnership Interests initially acquired (see discussion below regarding Edgewood Manor Associates, L.P.’s (“Edgewood”) sale of its underlying Property). In a prior year, Registrant served a demand on the general partners of the Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

During the nine months ended December 30, 2013, Registrant sold its Local Partnership Interest in Penn Apartment Associates (“Penn Apartments”) to an affiliate of the Local General Partner of Penn Apartments. Although Registrant received no proceeds in connection with the sale, Registrant received $46,250 for distributions that were due to Registrant under the terms of the partnership agreement of Penn Apartments; such amount is included in other income from local partnerships in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2013. After accounting for its share of cumulative income, losses and distributions, Registrant’s investment in Penn Apartments reached a zero balance prior to the sale.

During the year ended March 30, 2013, Edgewood sold its underlying Property to an unaffiliated third party. The Local General Partners of Edgewood intend to dissolve Edgewood as soon as possible. After accounting for its share of cumulative income, losses and distributions, Registrant’s investment in Edgewood reached a zero balance prior to the sale.

In January 2014, Registrant sold its Local Partnership Interest in St. Christopher’s Associates, L.P. V (“St. Christopher’s”) to an affiliate of the Local General Partner of St. Christopher’s; there were no proceeds in connection with the sale. After accounting for its share of cumulative income, losses and distributions, Registrant’s investment in St. Christopher’s reached a zero balance prior to the sale.

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

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Item 4.                 Controls and Procedures (Continued).

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended December 30, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager concluded that Registrant’s disclosure controls and procedures were effective as of December 30, 2013.

There were no changes in Registrant’s internal control over financial reporting during the three months ended December 30, 2013 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Part II - OTHER INFORMATION

Item 1.                 Legal Proceedings.

None.

Item 1A.              Risk Factors.

As of February 2014, Registrant owns seven Local Partnership Interests, as compared to nine as of June 2013 as disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2013; see Item 2 of Part I regarding Registrant’s disposal of certain Local Partnership Interests. There have been no other material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2013.

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

AMERICAN TAX CREDIT TRUST, A DELAWARE
STATUTORY BUSINESS TRUST SERIES I

By:Richman American Credit Corp.
The Manager

Dated: February 5, 2014	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: February 5, 2014	/s/James Hussey
By:James Hussey
Chief Financial Officer

Dated: February 5, 2014	/s/Richard Paul Richman
By:Richard Paul Richman
Sole Director