Form 10-K
period 2014-03-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2014-06-27
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2014

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

Units of Beneficial Ownership Interest
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ____No     X

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

Large Accelerated Filer _____	Accelerated Filer ______	Non-Accelerated Filer ______	Smaller Reporting Company X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No    X

Registrant has no voting common equity. There is no established public trading market for Registrant’s Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available.  As of June 27, 2014, there are 18,654 units outstanding.  The aggregate sales price for such units was $18,654,000.

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

PART I

Item 1.                  Business.

General Development of Business and Narrative Description of Business

American Tax Credit Trust, a Delaware statutory business trust (the "Registrant"), was formed on February 4, 1993 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code (the “IRC”), through the acquisition of limited partner equity interests (the “Local Partnership Interests”) in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. The Local Partnerships hold their respective Properties in fee. Registrant initially invested in ten such Local Partnerships. Registrant considers its activity to constitute a single industry segment.

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

Disposal of Local Partnership Interests

Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 2014, Registrant owns six of the Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of the Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

Employees of Registrant

Registrant employs no personnel and incurs no payroll costs. All management activities of Registrant are conducted by the Manager. Affiliates of the Manager employ individuals who perform the management activities of Registrant. These entities also perform similar services for other affiliates of the Manager.

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

Registrant initially acquired Local Partnership Interests in ten Local Partnerships. As discussed above in Item 1 - Business, the Compliance Period of all of the Local Partnerships had expired as of December 31, 2010 and, accordingly, Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 2014, Registrant owns six of the ten Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the Local General Partners to commence a sale process to dispose of the Properties, which Registrant intends will result in a termination of Registrant’s remaining Local Partnership Interests and ultimately the dissolution of Registrant.

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

Registrant owns a 99% Local Partnership Interest in the Local Partnerships reflected below in which Registrant continues to own a Local Partnership Interest. The initial Local Partnership Interests were acquired from 1993 to 1995.

Item 2.                 Properties (Continued).

Name of Local Partnership Name of apartment complex	Number of rental	Capital	Mortgage loans payable as of December 31,		Subsidy (see
Apartment complex location	units	contribution	2013		footnotes)

ACP Housing Associates, L.P. ACP Housing Apartments New York, New York	28	$737,222	$1,291,325		(1b	)

Creative Choice Homes VII, Ltd. Coral Gardens Homestead, Florida	91	2,382,812	1,330,000		(1a&c)

Edgewood Manor Associates, L.P. (5), (8) Edgewood Manor Apartments Philadelphia, Pennsylvania	49	2,053,799	--	(3)

Ledge/McLaren Limited Partnership Ledge/McLaren Apartments Nashua, New Hampshire	8	343,079	387,986		(1b	)

Penn Apartment Associates (3), (6) Penn Apartments Chester, Pennsylvania	15	852,180	--	(3)

SB-92 Limited Partnership Shaker Boulevard Gardens Cleveland, Ohio	73	795,255	2,879,482		(1a,b,c&d)

St Christopher’s Associates, L.P. V (7), (8) Lehigh Park Philadelphia, Pennsylvania	29	2,081,877	1,764,357

St. John Housing Associates, L.P. St. John Homes Gary, Indiana	144	3,546,861	2,678,582		(1a,c&d)

Starved Rock - LaSalle Manor Limited Partnership (4) LaSalle Manor LaSalle, Illinois	48	634,327	--	(2)

Vision Limited Dividend Housing Association Limited Partnership Helen Odean Butler Apartments Detroit, Michigan	97	1,410,544	4,029,894		(1b	)
		$14,837,956	$14,361,626

(1)	Description of Subsidies:

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

(2)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheets of the Local Partnerships as of December 31, 2013 and 2012 in Note 5 to the accompanying financial statements.

(3)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheet of the Local Partnerships as of December 31, 2013 in Note 5 to the accompanying financial statements.

(4)
The Local Partnership sold its underlying Property to an affiliate of the Local General Partner in March 2012. The combined statement of operations of the Local Partnerships for the year ended December 31, 2012 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale.

(5)
The Local Partnership sold its underlying Property to an unaffiliated third party in February 2013. The combined statement of operations of the Local Partnerships for the year ended December 31, 2013 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale.

(6)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in October 2013. The combined statement of operations of the Local Partnerships for the year ended December 31, 2013 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(7)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in January 2014 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(8)	Capital contribution includes voluntary advances made to the Local Partnership.

Item 3.                  Legal Proceedings.

None.

Item 4.                  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.                  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is no established public trading market for the Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of record holders of Units as of June 17, 2014 was approximately 742 holding an aggregate of 18,654 Units.

Registrant may provide an estimate of value to Unit holders from time to time in Registrant's reports to Beneficial Owners. Estimated values for limited partnership interests may also be provided by independent valuation services, whose estimated values are based on financial and other information available to them. The estimated values provided by the independent services and Registrant, which may differ, are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. Unit holders may not realize such estimated values upon the liquidation of Registrant.

Distributions

Registrant owns a Local Partnership Interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Although Registrant does not anticipate that it will provide significant cash distributions to its Beneficial Owners in the future, Registrant was required to pay nonresident state withholding taxes of $36,141 on behalf of certain of the Beneficial Owners in April 2014 in connection with gains recognized by certain Local Partnerships for the year ended December 31, 2013. Registrant intends to make a distribution to the Beneficial Owners in the amount of $7.00 per Unit in July 2014 to Unit holders of record as of June 27, 2014, which amount will be reduced by the nonresident state withholding taxes referred to above. There were no cash distributions to the Beneficial Owners during the years ended March 30, 2014 and 2013.

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

Capital Resources and Liquidity

Registrant admitted beneficial owners (the “Beneficial Owners”) in three closings with aggregate Beneficial Owners’ capital contributions of $18,654,000. In connection with the offering of the sale of units (the “Units”) of beneficial ownership, Registrant incurred organization and offering costs of approximately $2,331,000 and established a working capital reserve of approximately $1,287,000. The remaining net proceeds of approximately $15,036,000 (the “Net Proceeds”) were available to be applied to the acquisition of limited partner interests (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”) which own low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code (the “IRC”). The Net Proceeds were utilized in acquiring a Local Partnership Interest in ten Local Partnerships.

As of March 30, 2014, Registrant has cash and cash equivalents and investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) totaling $765,980, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships. In addition, although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Local Partnership, Registrant may be entitled to sales proceeds of certain Local Partnerships’ Properties and may receive proceeds in the event of a sale of its remaining Local Partnership Interests.

During the year ended March 30, 2014, Registrant received cash from interest revenue, redemptions from Pemberwick and distributions from Local Partnerships and utilized cash for operating expenses and investments in Pemberwick. Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $195,000 during the year ended March 30, 2014, (which includes an unrealized loss on investment in Pemberwick of approximately $5,000).

During the year ended March 30, 2014, the investment in local partnerships increased as a result of Registrant’s equity in the Local Partnerships’ net income for the year ended December 31, 2013 of $139,627, partially offset by distributions received from Local Partnerships of $57,241 (excluding $52,500 of distributions classified as other income from local partnerships). Payable to manager and affiliates in the accompanying balance sheet as of March 30, 2014 represents deferred management fees.

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

Item 7.                  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant’s operations for the years ended March 30, 2014 and 2013 resulted in net losses of $4,164 and $7,626, respectively. Although there was not a significant change in net loss from fiscal 2013 to fiscal 2014, equity in income of investment in local partnerships decreased by approximately $36,000, which is attributable to a decrease in the net income of the Local Partnership in which Registrant continues to have an investment balance, gain on sale of limited partner interests/local partnership properties decreased by approximately $31,000, other income from local partnerships increased by approximately $46,000 and management fees decreased by approximately $21,000. Other comprehensive loss for the year ended March 30, 2014 resulted from an unrealized loss on investment in Pemberwick of $5,275.

The Local Partnerships’ net income of approximately $1,876,000 for the year ended December 31, 2013 includes gain on involuntary conversion and sale of property totaling approximately $2,179,000 (see discussion below under Local Partnership Matters), depreciation and amortization expense of approximately $906,000 and interest on non-mandatory debt of approximately $314,000, and does not include principal payments on permanent mortgages of approximately $447,000. The Local Partnerships’ net loss of approximately $803,000 for the year ended December 31, 2012 includes loss on sale of property of approximately $233,000, depreciation and amortization expense of approximately $954,000 and interest on non-mandatory debt of approximately $431,000, and does not include principal payments on permanent mortgages of approximately $431,000. The results of operations of the Local Partnerships for the year ended December 31, 2013 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to its Beneficial Owners, has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2010. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 2014, Registrant owns six of the ten Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of the Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

During the year ended March 30, 2014, Registrant sold its Local Partnership Interest in Penn Apartment Associates (“Penn Apartments”) to an affiliate of the Local General Partner of Penn Apartments. Although Registrant received no proceeds in connection with the sale, Registrant received $46,250 for distributions that were due to Registrant under the terms of the Penn Apartments partnership agreement; such amount is included in other income from local partnerships in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2014. After accounting for its share of cumulative income, losses and distributions, Registrant’s investment in Penn Apartments had reached a zero balance prior to the sale.

During the year ended March 30, 2014, Registrant sold its Local Partnership Interest in St. Christopher’s Associates, L.P. V (“St. Christopher’s”) to an affiliate of the Local General Partner of St. Christopher’s; there were no proceeds in connection with the sale. As a result of severe fire damage at the Property, St. Christopher’s recognized a gain on involuntary conversion of $809,114 for the year ended December 31, 2013. After accounting for its share of cumulative income, losses and distributions, Registrant’s investment in St. Christopher’s had reached a zero balance prior to the sale.

During the year ended March 30, 2013, Edgewood Manor Associates, L.P. (“Edgewood”) sold its underlying Property to an unaffiliated third party, in connection with which Edgewood recognized a gain of $1,370,027. After accounting for its share of cumulative income, losses and distributions, Registrant’s investment in Edgewood had reached a zero balance prior to the sale.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Manager and Beneficial Owners
American Tax Credit Trust, a Delaware statutory business trust Series I

We have audited the accompanying balance sheet of American Tax Credit Trust, a Delaware statutory business trust Series I (the “Trust”) as of March 30, 2014, and the related statements of operations and comprehensive income (loss), changes in owners' equity (deficit) and cash flows for the year then ended. The Trust’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Trust, a Delaware statutory business trust Series I as of March 30, 2014 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Marks Paneth LLP

New York, New York
June 26, 2014

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
  BALANCE SHEETS
MARCH 30, 2014 AND 2013

	2014	2013
ASSETS

Cash and liquid investments

Cash and cash equivalents	$111,475	$141,858
Investment in Pemberwick Fund - a short duration bond fund	654,505	819,873

Total cash and liquid investments	765,980	961,731

Investment in local partnerships	2,518,186	2,435,800

	$3,284,166	$3,397,531
LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$23,137	$27,587
Payable to manager and affiliates	717,095	816,571

	740,232	844,158

Commitments and contingencies

Owners' equity (deficit)

Manager	(138,488)	(138,446)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)	2,677,898	2,682,020
Accumulated other comprehensive income	4,524	9,799

	2,543,934	2,553,373

	$3,284,166	$3,397,531

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
  STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
  YEARS ENDED MARCH 30, 2014 AND 2013

	2014	2013

REVENUE

Interest	$10,313	$10,936
Other income from local partnerships	52,500	6,250

TOTAL REVENUE	62,813	17,186

EXPENSES

Management fee - affiliate	155,707	176,405
Professional fees	40,653	39,841
Printing, postage and other	10,244	16,350

TOTAL EXPENSES	206,604	232,596

	(143,791)	(215,410)

Equity in income of investment in local partnerships	139,627	176,491

LOSS PRIOR TO GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(4,164)	(38,919)

GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES		31,293

NET LOSS	(4,164)	(7,626)

Other comprehensive income (loss) - Pemberwick Fund	(5,275)	8,271

COMPREHENSIVE INCOME (LOSS)	$(9,479)	$645

NET LOSS ATTRIBUTABLE TO

Manager	$(42)	$(76)
Beneficial owners	(4,122)	(7,550)

	$(4,164)	$(7,626)

NET LOSS per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)	$(.22)	$(.40)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
STATEMENTS OF CHANGES IN OWNERS' EQUITY (DEFICIT)
  YEARS ENDED MARCH 30, 2014 AND 2013

	Manager	Beneficial Owners	Accumulated Other Comprehensive Income (Loss)	Total

Owners' equity (deficit), March 30, 2012	$(138,370)	$2,689,570	$1,528	$2,552,728

Net loss	(76)	(7,550)		(7,626)

Other comprehensive income - Pemberwick Fund			8,271	8,271

Owners' equity (deficit), March 30, 2013	(138,446)	2,682,020	9,799	2,553,373

Net loss	(42)	(4,122)		(4,164)

Other comprehensive loss - Pemberwick Fund			(5,275)	(5,275)

Owners' equity (deficit), March 30, 2014	$(138,488)	$2,677,898	$4,524	$2,543,934

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
STATEMENTS OF CASH FLOWS
  YEARS ENDED MARCH 30, 2014 AND 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$10,313	$10,936
Cash paid for
Management fees	(255,183)	(255,181)
Professional fees	(44,003)	(39,956)
Printing, postage and other expenses	(11,344)	(14,973)

Net cash used in operating activities	(300,217)	(299,174)

CASH FLOWS FROM INVESTING ACTIVITIES

Distributions received from local partnerships	109,741	13,941
Investments in Pemberwick Fund	(8,522)	(10,153)
Redemptions from Pemberwick Fund	168,615
Proceeds in connection with sale of limited partner interests/local partnership properties		31,293

Net cash provided by investing activities	269,834	35,081

Net decrease in cash and cash equivalents	(30,383)	(264,093)

Cash and cash equivalents at beginning of year	141,858	405,951

CASH AND CASH EQUIVALENTS AT END OF YEAR	$111,475	$141,858

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$(5,275)	$8,271

See reconciliation of net loss to net cash used in operating activities on page 22.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
STATEMENTS OF CASH FLOWS - CONTINUED
  YEARS ENDED MARCH 30, 2014 AND 2013

	2014	2013

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(4,164)	$(7,626)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in income of investment in local partnerships	(139,627)	(176,491)
Other income from local partnerships	(52,500)	(6,250)
Gain on sale of limited partner interests/local partnership properties		(31,293)
Increase (decrease) in accounts payable and accrued expenses	(4,450)	1,262
Decrease in payable to manager and affiliates	(99,476)	(78,776)

NET CASH USED IN OPERATING ACTIVITIES	$(300,217)	$(299,174)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2014 AND 2013

1.	Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Trust, a Delaware statutory business trust Series I (the "Trust") was formed on February 4, 1993 under Chapter 38 of Title 12 of the Delaware Code. There was no operating activity until admission of the investors (the “Beneficial Owners”) on November 29, 1993. The Trust was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code (the “IRC”), through the acquisition of limited partner equity interests (the “Local Partnership Interests”) in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties.  Such interests were acquired from 1993 to 1995. Richman American Credit Corp. (the "Manager") was formed on April 5, 1993 to act as the Manager of the Trust.

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

The Trust assesses the carrying value of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there are indications that a permanent impairment may have occurred. If the carrying value of an investment in a Local Partnership exceeds the estimated value derived by management, the Trust reduces its investment in any such Local Partnership (unless the impairment is considered to be temporary) and includes such reduction in equity in income (loss) of investment in local partnerships. Impairment is measured by comparing the investment carrying amount to the estimated residual value of the investment.

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
MARCH 30, 2014 AND 2013

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

Income Taxes

The Trust is a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income and deductions are passed through to and are reported by its owners on their respective income tax returns. The Trust’s federal tax status as a pass-through entity is based on its legal status as a trust.  Accordingly, the Trust is not required to take any tax positions in order to qualify as a pass-through entity. The Trust is required to file and does file tax returns with the Internal Revenue Service (“IRS”) and other taxing authorities. Income tax returns filed by the Trust are subject to examination by the IRS for a period of three years. While no Trust income tax returns are currently being examined by the IRS, tax years subsequent to 2009 remain subject to examination. These financial statements do not reflect a provision for income taxes and the Trust has no other tax positions which must be considered for disclosure. In accordance with ASC Topic 740; Subtopic 10, the Trust has included in Note 7 disclosures related to differences in the financial and tax bases of accounting.

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
MARCH 30, 2014 AND 2013

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

Net loss is allocated 99% to the Beneficial Owners and 1% to the Manager in accordance with the Trust Agreement. The Trust paid nonresident state withholding taxes of $36,141 on behalf of certain of the Beneficial Owners in April 2014 in connection with gains recognized by certain Local Partnerships for the year ended December 31, 2013.

3.	Cash and Cash Equivalents

As of March 30, 2014, the Trust has cash and cash equivalents of $111,475. Of such amount, $104,542 is held in accounts at two financial institutions in which such accounts are insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC”). The entire amount is FDIC insured as of March 30, 2014. The remaining $6,933 is held in an account at a financial institution in which such amount is invested in a portfolio of securities that are direct obligations of the U.S. Treasury and are backed by the full faith and credit of the United States of America.

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

The weighted average duration of Pemberwick’s assets is approximately 1.92 years as of March 30, 2014. Redemptions from Pemberwick are immediately liquid and unrestricted. Pemberwick’s net asset value (“NAV”) is $10.07 and $10.12 per share as of March 30, 2014 and 2013, respectively. The Trust’s investment in Pemberwick as of March 30, 2014 and 2013 is $654,505 and $819,873, respectively. An unrealized gain of $4,524 as of March 30, 2014 is reflected as accumulated other comprehensive income in the accompanying balance sheet as of March 30, 2014. The Trust has earned $46,396 of interest revenue from its investment in Pemberwick as of March 30, 2014. The fair value of the Trust’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1). Pemberwick’s NAV was $10.09 as of May 31, 2014.

The Advisor is an affiliate of the Manager. For its services, the Advisor is entitled to receive an annual advisory fee of 0.50% of the average daily net assets of Pemberwick. The Advisor may, in its discretion, voluntarily waive its fees or reimburse certain Pemberwick expenses; however, the Advisor is not required to do so. The Advisor has waived 70% of its fee earned since Pemberwick’s inception and earned $1,086 and $1,219 in connection with the Trust’s investment in Pemberwick for the years ended March 30, 2014 and 2013, respectively, enough to cover its direct costs. The Advisor’s asset management affiliate, Richman Asset Management, Inc. (“RAM”) has agreed to reduce its management fees (see Note 6) payable by the Trust to the extent any fee of the Advisor payable by Pemberwick would be duplicative of any profit that RAM would receive from the Trust.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2014 AND 2013

5.	Investment in Local Partnerships

The Trust initially acquired a Local Partnership Interest in ten Local Partnerships. As of March 30, 2014, the Trust owns a 99% Local Partnership Interest in the following six Local Partnerships:

1.	ACP Housing Associates, L.P.;
2.	Creative Choice Homes VII, Ltd.;
3.	Ledge/McLaren Limited Partnership;
4.	SB-92 Limited Partnership;
5.	St. John Housing Associates, L.P. (“St. John Housing”); and
6.	Vision Limited Dividend Housing Association Limited Partnership.

In connection with the initial purchase of ten Local Partnership Interests, under the terms of the partnership agreement of each Local Partnership, as of March 30, 2014 the Trust is committed to make capital contributions in the aggregate of $14,837,956, which includes Advances to certain Local Partnerships (see discussion below), and all of which has been paid.

The remaining Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the “Compliance Period”). The Compliance Periods of all the Local Partnerships expired in a prior year. The rents of the Properties, certain of which receive project based rental subsidy payments pursuant to subsidy agreements, are subject to specific laws, regulations and agreements with federal and state agencies. The subsidies expire at various times. The Trust cannot predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs. Such changes could adversely affect the future net operating income and debt structure of the Local Partnerships receiving such subsidies. As of December 31, 2013, the Local Partnerships have outstanding mortgage loans payable totaling approximately $14,361,000 and accrued interest payable on such loans totaling approximately $2,355,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For the years ended March 30, 2014 and 2013, the investment in local partnerships activity consists of the following:

	2014	2013

Investment in local partnerships as of March 30, 2013 and 2012	$2,435,800	$2,267,000

Distributions from Local Partnerships	(109,741)	(13,941)

Distributions classified as other income	52,500	6,250

Equity in income of investment in local partnerships	139,627	176,491

Investment in local partnerships as of March 30, 2014 and 2013	$2,518,186	$2,435,800

During the year ended March 30, 2014, the Trust sold its Local Partnership Interest in Penn Apartment Associates (“Penn Apartments”) to an affiliate of the Local General Partner of Penn Apartments. Although the Trust received no proceeds in connection with the sale, the Trust received $46,250 for distributions that were due to the Trust under the terms of Penn Apartments’ partnership agreement. Such amount is included in other income from local partnerships in the accompanying statement of operations and comprehensive income (loss) of the Trust for the year ended March 30, 2014 (see Note 1). After accounting for its share of cumulative income, losses and distributions, the Trust’s investment in Penn Apartments had reached a zero balance prior to the sale.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2014 AND 2013

5.	Investment in Local Partnerships (Continued)

During the year ended March 30, 2014, the Trust sold its Local Partnership Interest in St. Christopher’s Associates, L.P. V (“St. Christopher’s”) to an affiliate of the Local General Partner of St. Christopher’s; there were no proceeds in connection with the sale. The Trust made an Advance to St. Christopher's of $6,092 in a prior year to fund operating deficits; such Advance was recorded as investment in local partnerships (see Note 1). After accounting for its share of cumulative income, losses and distributions, the Trust’s investment in St. Christopher’s had reached a zero balance prior to the sale. As a result of severe fire damage at the Property, St. Christopher’s recognized a gain on involuntary conversion of $809,114 for the year ended December 31, 2013. Such amount is reflected in the combined statement of operations of the Local Partnerships for the year ended December 31, 2013 herein Note 5.

During the year ended March 30, 2013, Edgewood Manor Associates, L.P. (“Edgewood”) sold its underlying Property to an unaffiliated third party, in connection with which Edgewood recognized a gain of $1,370,027. Such amount is reflected as gain (loss) on sale of property in the combined statement of operations of the Local Partnerships for the year ended December 31, 2013 herein Note 5. The Trust received $31,293 in connection with the sale; such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Trust for the year ended March 30, 2013. The Trust made Advances to Edgewood of $90,000 in prior years to fund operating deficits; such Advances were recorded as investment in local partnerships (see Note 1). After accounting for its share of cumulative income, losses and distributions, the Trust’s investment in Edgewood had reached a zero balance prior to the sale.

During the year ended March 30, 2012, Starved Rock - LaSalle Manor Limited Partnership (“Starved Rock”) sold its underlying Property to an affiliate of the Local General Partner of Starved Rock, in connection with which Starved Rock recognized a loss of $232,801. Such amount is reflected as gain (loss) on sale of property in the combined statement of operations of the Local Partnerships for the year ended December 31, 2012 herein Note 5.

The Trust’s investment in St. John Housing represents more than 20% of the Trust’s total assets as of March 30, 2014 and 2013 and the equity in income recognized by the Trust in connection with St. John Housing represents more than 20% of the Trust’s net loss for the years then ended. The following financial information represents certain balance sheet and operating statement data of St. John Housing as of and for the years ended December 31, 2013 and 2012:

	2013	2012

Total assets	$5,444,612	$5,522,530

Total liabilities	$2,935,122	$3,093,236

Revenue	$1,464,956	$1,469,771

Net income	$141,037	$178,274

Equity in loss of investment in local partnerships is limited to the Trust’s investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $264,194 and $1,016,695 for the years ended December 31, 2013 and 2012, respectively, as reflected in the combined statements of operations of the Local Partnerships herein Note 5.

The differences between the Trust’s investment in local partnerships as of March 30, 2014 and 2013 and the amounts reflected as the Trust’s investment balance in the combined balance sheets of the Local Partnerships as of December 31, 2013 and 2012 herein Note 5 represent cumulative carrying value adjustments made by the Trust (see Note 1) in the amount of $1,024,850 and $1,461,850, respectively.

The combined balance sheets of the Local Partnerships as of December 31, 2013 and 2012 and the combined statements of operations of the Local Partnerships for the years then ended are reflected on pages 28 and 29, respectively. The combined balance sheets of the Local Partnerships as of December 31, 2013 and 2012 do not include any balances in connection with the Local Partnerships in which the Partnership no longer owns an interest as of such dates, while the combined statements of operations of the Local Partnerships for the years then ended include the results of operations of such Local Partnerships for the period prior to the sales or other dispositions (see discussion above herein Note 5).

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2014 AND 2013

5.	Investment in Local Partnerships (Continued)

The combined balance sheets of the Local Partnerships as of December 31, 2013 and 2012 are as follows:

	2013	2012

ASSETS

Cash and cash equivalents	$743,616	$760,971
Rents receivable	99,462	93,456
Escrow deposits and reserves	2,185,014	1,916,418
Land	997,101	1,010,458
Buildings and improvements (net of accumulated depreciation of $18,330,320 and $18,325,748)	13,658,750	13,690,637
Intangible assets (net of accumulated amortization of $151,843 and $148,306)	158,857	171,471
Other assets	425,898	392,021

	$18,268,698	$18,035,432

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$522,068	$596,708
Due to related parties	2,005,580	2,541,398
Mortgage loans	14,361,626	16,405,508
Notes payable	250,000	250,000
Accrued interest	2,355,284	4,948,039
Other liabilities	114,406	126,959

	19,608,964	24,868,612

Partners' equity (deficit)

American Tax Credit Trust, Series I
Capital contributions, net of distributions	10,074,228	13,037,450
Cumulative loss	(6,531,192)	(9,139,800)

	3,543,036	3,897,650

General partners and other limited partners
Capital contributions, net of distributions	152,459	152,970
Cumulative loss	(5,035,761)	(10,883,800)

	(4,883,302)	(10,730,830)

	(1,340,266)	(6,833,180)

	$18,268,698	$18,035,432

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2014 AND 2013

5.	Investment in Local Partnerships (Continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012

REVENUE

Rental	$4,442,325	$4,551,556
Interest and other	351,778	280,671

TOTAL REVENUE	4,794,103	4,832,227

EXPENSES

Administrative	1,164,138	1,260,668
Utilities	739,767	752,113
Operating and maintenance	1,282,816	1,267,607
Taxes and insurance	391,935	409,213
Financial	613,160	759,462
Depreciation and amortization	905,927	953,628

TOTAL EXPENSES	5,097,743	5,402,691

LOSS BEFORE GAIN (LOSS) ON SALE OF PROPERTY AND GAIN ON INVOLUNTARY CONVERSION	(303,640)	(570,464)

GAIN (LOSS) ON SALE OF PROPERTY	1,370,027	(232,801)

INCOME (LOSS) BEFORE GAIN ON INVOLUNTARY CONVERSION	1,066,387	(803,265)

GAIN ON INVOLUNTARY CONVERSION	809,114	--

NET INCOME (LOSS)	$1,875,501	$(803,265)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Trust, Series I	$139,627	$176,491
General partners and other limited partners (includes $264,194 and $1,016,695 of Trust losses in excess of investment and specially allocated income of $1,981,251 and $44,987)	1,735,874	(979,756)

	$1,875,501	$(803,265)

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2014 AND 2013

6.	Transactions with Manager and Affiliates

Pursuant to the terms of the Trust Agreement, the Trust incurs an annual management fee (the “Management Fee”) payable to the Manager for its services in connection with the management of the affairs of the Trust. The annual Management Fee is equal to 0.5% of Invested Assets (as such term is defined in the Trust Agreement). The Trust incurred Management Fees of $155,707 and $176,405 for the years ended March 30, 2014 and 2013, respectively. Unpaid Management Fees in the amount of $717,095 and $816,571 are reflected as payable to manager and affiliates in the accompanying balance sheets as of March 30, 2014 and 2013, respectively.

7.	Taxable Income (Loss)

A reconciliation of the financial statement net loss of the Trust for the years ended March 30, 2014 and 2013 to the tax return income (loss) for the years ended December 31, 2013 and 2012 is as follows:

	2014	2013

Financial statement net loss for the years ended March 30, 2014 and 2013	$(4,164)	$(7,626)

Add (less) net transactions occurring between
January 1, 2012 and March 30, 2012	--	78,928
January 1, 2013 and March 30, 2013	(23,434)	23,434
January 1, 2014 and March 30, 2014	48,016	--

Adjusted financial statement net income for the years ended December 31, 2013 and 2012	20,418	94,736

Management Fees deductible for tax purposes when paid	(95,582)	(72,441)

Differences arising from equity in income (loss) of investment in local partnerships	875,949	(297,896)

Difference in gain (loss) on sale of limited partner interests/local partnership properties	2,274,932	(168,307)

Write-off of Advances for tax purposes	(90,000)	--

Other income from local partnerships	(52,500)	(36,250)

Other differences	3,128	(2,754)

Tax return income (loss) for the years ended December 31, 2013 and 2012	$2,934,347	$(482,912)

The differences between the investment in local partnerships for financial reporting and tax purposes as of December 31, 2013 and 2012 are as follows:

	2013	2012

Investment in local partnerships - financial reporting	$2,518,186	$2,435,800
Investment in local partnerships - tax	(1,737,768)	(4,916,537)

	$4,255,954	$7,352,337

Payable to manager and affiliates in the accompanying balance sheets represents accrued Management Fees, which are not deductible for tax purposes until paid pursuant to IRC Section 267.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2014 AND 2013

8.	Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the carrying values and the estimated fair values of the Trust’s financial instruments as of March 30, 2014 and 2013:

	2014		2013
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Value	Value	Value	Value

Cash and cash equivalents	$111,475	$111,475	$141,858	$141,858

Investment in Pemberwick Fund - a short duration bond fund	$654,505	$654,505	$819,873	$819,873

Investment in local partnerships	$2,518,186	$4,900,000	$2,435,800	$5,000,000

The following methods and assumptions were used by the Trust in estimating the fair value of each class of financial instrument:

Cash and cash equivalents

The carrying amount approximates fair value.

Investment in Pemberwick Fund - a short duration bond fund

The estimated fair value of Pemberwick is based on current market quotes received from active markets. Pemberwick’s NAV is calculated and published daily (see Note 4).

Investment in local partnerships

The Trust assesses the carrying value of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there are indications that a permanent impairment may have occurred (see Note 1). These valuations require significant judgments, which include assumptions regarding capitalization rates, occupancy rates, projected operating results, availability of financing, exit plan, extended use provisions of the Properties under the terms of the applicable financing agreements, comparable sales and other factors deemed necessary by the Trust. Significant increases in capitalization rates and comparable sales in isolation would result in a significantly lower fair value measurement while significant increases in revenue growth rates in isolation would result in a significantly higher fair value measurement. Significant decreases in capitalization rates and comparable sales in isolation would result in a significantly higher fair value measurement while significant decreases in revenue growth rates in isolation would result in a significantly lower fair value measurement. The fair value of investment in local partnerships was determined using Level 3 inputs as of March 30, 2014 and 2013 and is presented here for disclosure purposes only.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager concluded that Registrant’s disclosure controls and procedures were effective as of March 30, 2014.

Management’s Annual Report on Internal Control Over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of March 30, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 30, 2014 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Richard Paul Richman, age 66, is the sole Director of the Manager. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also the sole director of Richman Tax Credit Properties Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties L.P., the sole director of Richman Tax Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties II L.P. and the sole director of Richman Housing Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties III L.P.

David A. Salzman, age 53, is the President of the Manager and is a stockholder and the President of Richman Group. Mr. Salzman has been employed by Richman Group or an affiliate since 1986 and is responsible for the acquisition of residential real estate for syndication for Richman Group.

James Hussey, age 53, is a Vice President and the Treasurer of the Manager. Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the finance operations of Richman Group. In addition, Mr. Hussey is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of the Manager. Mr. Hussey is engaged primarily in the partnership management and finance operations of RAM. Prior to joining RAM, Mr. Hussey, a Certified Public Accountant, was the Chief Financial Officer of WCI Communities Inc. NE Region and Spectrum Communities, LLC. From 1989 to 1998, Mr. Hussey held various positions with Center Development Corp, a developer of affordable housing in the New York metropolitan area.

Gina K. Dodge, age 58, is the Secretary of the Manager and a Vice President and the Secretary of Richman Group.  Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, Ms. Dodge is responsible for communications with investors.

Charles L. Krafnick, age 52, is the Assistant Treasurer of the Manager and is the Assistant Treasurer of Richman Group. Mr. Krafnick, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group. In addition, Mr. Krafnick is the Assistant Treasurer of RAM.  Mr. Krafnick's responsibilities in connection with RAM include various finance and partnership management functions.

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

Item 11.                Executive Compensation.

Registrant has no officers or directors. Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of the Manager and did not pay any such compensation during the years ended March 30, 2014 and 2013. During the years ended March 30, 2014 and 2013, the Manager did not pay any compensation to any of its officers or its director. The director and certain officers of the Manager receive compensation from certain affiliates of the Manager for services performed for various affiliated entities which may include services performed for Registrant.

Under the terms of the Trust Agreement, Registrant has entered into certain arrangements with the Manager and certain of its affiliates which provide for compensation to be paid to the Manager and certain of its affiliates. See Notes 4 and 6 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report.

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

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Two affiliates of Everest Properties, Inc., having the mailing address 199 S. Los Robles Avenue, Suite 200, Pasadena, California 91101, together own 2,214 Units, representing approximately 11.87% of all such Units. As of June 17, 2014, no person or entity, other than the affiliates of Everest Properties, Inc. noted above, was known by Registrant to be the beneficial owner of more than five percent of the Units.

Neither the Manager nor the director or any officer of the Manager own any Units. The majority owner of the Manager is Richard Paul Richman.

Item 13.                Certain Relationships and Related Transactions and Director Independence.

Transactions With Related Persons

The Manager and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 4 and 6 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data herein. Such fees will continue to be incurred by Registrant during the fiscal year ending March 30, 2015.

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

Indebtedness of Management

No officer or director of the Manager or any affiliate of the foregoing was indebted to Registrant at any time during the fiscal years ended March 30, 2014 and 2013.

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

Item 14.                 Principal Accountant Fees and Services.

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered for the years ended March 30, 2014 and 2013:

	2014	2013

Audit Fees	$21,000	$21,600
Audit-Related Fees	--	--
Tax Fees	$7,250	$7,200
All Other Fees	--	--

Audit fees consist of fees for the annual audit and review of Registrant’s interim financial statements and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2014 and 2013.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee. The Audit Committee approved all fiscal 2014 and 2013 principal accountant fees and services.

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

(3)  Exhibits.

Incorporated by
	Exhibit	Reference to

4.1	Fourth Amended and Restated Agreement of Trust of Registrant	Appendix A to Registrant’s Prospectus filed September 21, 1993 (File No. 33-58032)

10.1	Credit Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.2	Security and Pledge Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.3	Cash Collateral Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.4	Promissory Note dated December 27, 1993 from Trust to Citibank N.A.	Exhibit 10.4 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.5	Tri-Party Agreement dated as of December 27, 1993 between Trust, Citibank N.A. and United States Trust Company of New York	Exhibit 10.5 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.6	ACP Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-24600)

10.7	Creative Choice Homes VII, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1994 (File No. 0-24600)

10.8	Edgewood Manor Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)

10.9	Ledge / McLaren Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1994 (File No. 0-24600)

10.10	Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.7 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)

Incorporated by
	Exhibit	Reference to

10.11	First Amendment to Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)

10.12	Second Amendment to Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.9 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)

10.13	SB-92 Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.14	St. Christopher's Associates, L.P. V Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended June 29, 1994 (File No. 33-58032)

10.15	St. John Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.7 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.16	Starved Rock - LaSalle Manor Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-24600)

10.17	Vision Limited Dividend Housing Association Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1994 (File No. 0-24600)

16.1	Letter to the Securities and Exchange Commission from Reznick Group, P.C., dated November 9, 2012	Exhibit 16.1 to Current Report on Form 8-K filed on November 9, 2012

16.2	Letter to the Securities and Exchange Commission from CohnReznick LLP, dated July 24, 2013	Exhibit 16.1 to Current Report on Form 8-K filed on July 24, 2013

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*32.1	Section 1350 Certification of Chief Executive Officer

*32.2	Section 1350 Certification of Chief Financial Officer

99.1	Pages 11 through 21 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.1 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.2	Pages 26 through 48 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.2 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.3	Pages 63 through 65 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.3 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.4	Supplement No. 2 dated November 16, 1993 to Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.4 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

Incorporated by
	Exhibit	Reference to

99.5	Supplement No. 3 dated November 23, 1994 to Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.5 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.6	Supplement No. 4 dated December 28, 1994 to Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.6 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.7	Independent Auditor’s Report of ACP Housing Associates, L.P. as of and for the year ended December 31, 2004	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-24600)

99.8	Independent Auditors’ Report of Creative Choice Homes VII, Ltd. as of and for the year ended December 31, 2004	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-24600)

99.9	Report of Independent Registered Public Accounting Firm of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-24600)

99.10	Report of Independent Registered Public Accounting Firm of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.8 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-24600)

99.11	Audited Financial Statements of Creative Choice Homes VII, Ltd. as of and for the year ended December 31, 2005	Exhibit 99.9 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-24600)

99.12	Audited Financial Statements of St. John Housing Associates Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-24600)

99.13	Independent Auditors’ Report of Ledge/McLaren Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-24600)

99.14	Audited Financial Statements of St. John Housing Associates Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-24600)

99.15	Audited Financial Statements of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.13 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-24600)

99.16	Deferred Fee Agreement between Registrant, the Manager and ML Fund Administrators Inc.	Exhibit 99.16 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

Incorporated by
	Exhibit	Reference to

**101 INS	XBRL Instance Document

**101 SCH	XBRL Schema Document

**101 CAL	XBRL Calculation Linkbase Document

**101 DEF	XBRL Definition Linkbase Document

**101 LAB	XBRL Labels Linkbase Document

**101 PRE	XBRL Presentation Linkbase Document

**101	Financial Statements from the Annual Report on Form 10-K of the Registrant for the year ended March 30, 2014, formatted in Extensible Business Reporting Language (“XBRL”); (i) Balance Sheets as of March 30, 2014 and 2013; (ii) Statements of Operations and Comprehensive Income (Loss) for the years ended March 30, 2014 and 2013; (iii) Statements of Changes in Owners’ Equity (Deficit) for the years ended March 30, 2014 and 2013; and (iv) Statements of Cash Flows for the years ended March 30, 2014 and 2013

*Filed herewith.

**Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act, except as shall be expressly set forth by specific reference in such filing or document.

(b) Exhibits.

See (a)(3) above.

(c) Financial Statement Schedules.

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT TRUST, A DELAWARE STATUTORY BUSINESS TRUST SERIES I

By: Richman American Credit Corp.,
Manager

Dated: June 27, 2014	/s/David Salzman
David Salzman
Chief Executive Officer

Dated: June 27, 2014	/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Salzman	Chief Executive Officer of the Manager	June 27, 2014
(David Salzman)

/s/James Hussey	Chief Financial Officer of the Manager	June 27, 2014
(James Hussey)

/s/Richard Paul Richman	Sole Director of the Manager	June 27, 2014
(Richard Paul Richman)