Form 10-Q
period 2014-09-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 2014-11-03
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2014

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

As of November 3, 2014, there are 18,654 units of beneficial ownership interest outstanding.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
BALANCE SHEETS
(UNAUDITED)

	September 29,	March 30,
	2014	2014

ASSETS

Cash and liquid investments

Cash and cash equivalents	$97,605	$111,475
Investment in Pemberwick Fund, a short duration bond fund	563,184	654,505

Total cash and liquid investments	660,789	765,980

Investment in local partnerships	2,615,695	2,518,186

	$3,276,484	$3,284,166

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$15,125	$23,137
Payable to manager and affiliates	774,129	717,095

	789,254	740,232

Commitments and contingencies

Owners' equity (deficit)

Manager	(139,055)	(138,488)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)	2,621,886	2,677,898
Accumulated other comprehensive income	4,399	4,524

	2,487,230	2,543,934

	$3,276,484	$3,284,166

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 2014 AND 2013
(UNAUDITED)

	Three Months Ended September 29, 2014	Six Months Ended September 29, 2014	Three Months Ended September 29, 2013	Six Months Ended September 29, 2013

REVENUE

Interest	$2,298	$3,891	$2,417	$4,885
Other income from local partnerships		3,000	750	3,750

TOTAL REVENUE	2,298	6,891	3,167	8,635

EXPENSES

Management fee	32,472	59,625	40,062	80,123
Professional fees	8,333	18,910	12,296	21,254
Printing, postage and other	10,708	10,853	2,764	3,121

TOTAL EXPENSES	51,513	89,388	55,122	104,498

	(49,215)	(82,497)	(51,955)	(95,863)

Equity in income of investment in local partnerships	76,912	157,742	68,986	160,291

NET INCOME	27,697	75,245	17,031	64,428

Other comprehensive income (loss) - investment in Pemberwick Fund	(1,425)	(125)	814	(4,055)

COMPREHENSIVE INCOME	$26,272	$75,120	$17,845	$60,373

NET INCOME ATTRIBUTABLE TO

Manager	$277	$752	$170	$644
Beneficial owners	27,420	74,493	16,861	63,784

	$27,697	$75,245	$17,031	$64,428

NET INCOME per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)	$1.47	$3.99	$.90	$3.42

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 29, 2014 AND 2013
(UNAUDITED)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$3,024	$4,885
Cash paid for
Management fees	(2,591)	(2,592)
Professional fees	(25,885)	(34,204)
Printing, postage and other expenses	(11,890)	(5,258)

Net cash used in operating activities	(37,342)	(37,169)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(2,937)	(4,678)
Redemptions from Pemberwick Fund	95,000
Distributions received from local partnerships	63,233	60,991

Net cash provided by investing activities	155,296	56,313

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to owners	(131,824)

Net cash used in financing activities	(131,824)

Net increase (decrease) in cash and cash equivalents	(13,870)	19,144

Cash and cash equivalents at beginning of period	111,475	141,858

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$97,605	$161,002

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized loss on investment in Pemberwick Fund	$(125)	$(4,055)

See reconciliation of net income to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
STATEMENTS OF CASH FLOWS - CONTINUED
SIX MONTHS ENDED SEPTEMBER 29, 2014 AND 2013
(UNAUDITED)

	2014	2013

RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES

Net income	$75,245	$64,428

Adjustments to reconcile net income to net cash used in operating activities

Equity in income of investment in local partnerships	(157,742)	(160,291)
Gain on redemptions from Pemberwick Fund	(867)
Other income from local partnerships	(3,000)	(3,750)
Decrease in accounts payable and accrued expenses	(8,012)	(15,087)
Increase in payable to manager and affiliates	57,034	77,531

NET CASH USED IN OPERATING ACTIVITIES	$(37,342)	$(37,169)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 29, 2014
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Trust, a Delaware statutory business trust Series I (the “Trust”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. The results of operations are impacted, in part, by the combined results of operations of the Trust’s investee partnerships (the “Local Partnerships”), which are provided by the general partners of the Local Partnerships (the “Local General Partners”) on an unaudited basis during interim periods. Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information. In the opinion of the manager of the Trust (the “Manager”), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2014 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended September 29, 2014 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Trust initially acquired limited partner equity interests (the “Local Partnership Interests”) in ten Local Partnerships representing capital contributions in the aggregate amount of $14,837,956, which includes voluntary advances (the “Advances”) made to certain Local Partnerships and all of which has been paid. As of September 29, 2014, the Trust holds a Local Partnership Interest in six Local Partnerships. The Trust has no legal obligation to fund any operating deficits of the Local Partnerships.

For the six months ended September 29, 2014, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2014	$2,518,186

Equity in income of investment in local partnerships	157,742	*

Distributions from Local Partnerships	(63,233)

Distributions classified as other income	3,000

Investment in local partnerships as of September 29, 2014	$2,615,695

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
SEPTEMBER 29, 2014
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

The Trust’s investment in St. John Housing Associates, L.P. (“St. John Housing”) represents more than 20% of the Trust’s total assets as of September 29, 2014 and the equity in income from the Trust’s investment in St. John Housing represents more than 20% of the Trust’s net income for the six months then ended. The following financial information represents certain unaudited balance sheet and operating statement data of St. John Housing as of and for the six months ended June 30, 2014:

Total assets	$5,447,088

Total liabilities	$2,778,263

Revenue	$756,537

Net income	$159,335

3.	Investment in Pemberwick Fund

The Trust carries its investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) at estimated fair value. The fair value of the Trust’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Trust has the ability to access. Pemberwick’s net asset value (“NAV”) is $10.08 per share as of September 29, 2014. An unrealized gain of $4,399 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of September 29, 2014. As of September 29, 2014, the Trust has earned $50,199 of interest revenue from its investment in Pemberwick.

4.	Distributions to Owners

During the six months ended September 29, 2014, the Trust made a distribution of $7.00 per unit of beneficial ownership interest to unit holders of record as of June 27, 2014; such amount includes nonresident state withholding taxes of $36,141 paid on behalf of certain of the beneficial owners (the “Beneficial Owners”) in connection with gains recognized by certain Local Partnerships for the year ended December 31, 2013. The total distribution to the Beneficial Owners was $130,505; the distribution to the Manager was $1,319.

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

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of September 29, 2014, American Tax Credit Trust, a Delaware statutory business trust Series I (the “Registrant”) has experienced a significant change in financial condition as compared to March 30, 2014 resulting primarily from distributions made to the owners (see discussion below). Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of Registrant’s investee partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code. During the six months ended September 29, 2014, Registrant received cash from interest revenue, redemptions from Pemberwick Fund, a short duration bond fund (“Pemberwick”), and distributions from Local Partnerships and utilized cash for operating expenses, investments in Pemberwick and distributions to the owners (see discussion below). Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $105,000 during the six months ended September 29, 2014. During the six months ended September 29, 2014, the investment in local partnerships increased as a result of Registrant's equity in the Local Partnerships' net income for the six months ended June 30, 2014 of $157,742, partially offset by cash distributions received from Local Partnerships of $60,233 (excluding $3,000 of distributions classified as other income from local partnerships). Payable to manager and affiliates in the accompanying unaudited balance sheet as of September 29, 2014 represents deferred management fees.

During the six months ended September 29, 2014, Registrant made a distribution of $7.00 per unit of beneficial ownership interest to unit holders of record as of June 27, 2014; such amount includes nonresident state withholding taxes of $36,141 paid on behalf of certain of the beneficial owners (the “Beneficial Owners”) in connection with gains recognized by certain Local Partnerships for the year ended December 31, 2013. The total distribution to the Beneficial Owners was $130,505; the distribution to the Manager was $1,319.

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

Registrant’s operations for the three months ended September 29, 2014 and 2013 have not varied significantly, as reflected by the net income of $27,697 and $17,031, respectively.  Other comprehensive loss for the three months ended September 29, 2014 resulted from an unrealized loss on investment in Pemberwick of $1,425.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant’s operations for the six months ended September 29, 2014 and 2013 have not varied significantly, as reflected by the net income of $75,245 and $64,428, respectively.  Other comprehensive loss for the six months ended September 29, 2014 resulted from an unrealized loss on investment in Pemberwick of $125.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to the Beneficial Owners, has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2010. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its remaining Local Partnership Interests. As of November 3, 2014, Registrant owns six of the ten Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of the Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10 because Registrant is not considered the primary beneficiary. Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the Local General Partners. In addition, the partnership agreements of the Local Partnerships grant the Local General Partners the power to direct the activities that most significantly impact the economic success of the Local Partnerships.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended September 29, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager concluded that Registrant’s disclosure controls and procedures were effective as of September 29, 2014.

There were no changes in Registrant’s internal control over financial reporting during the three months ended September 29, 2014 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

AMERICAN TAX CREDIT TRUST, A DELAWARE
STATUTORY BUSINESS TRUST SERIES I

By:Richman American Credit Corp.
The Manager

Dated: November 3, 2014	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: November 3, 2014	/s/James Hussey
By: James Hussey
Chief Financial Officer

Dated: November 3, 2014	/s/Richard Paul Richman
By: Richard Paul Richman
Sole Director