Form 10-Q
period 2014-12-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2015-02-12
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2014

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

As of February 12, 2015, there are 18,654 units of beneficial ownership interest outstanding.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
BALANCE SHEETS
(UNAUDITED)

	December 30,	March 30,
	2014	2014

ASSETS

Cash and liquid investments

Cash and cash equivalents	$36,552	$111,475
Investment in Pemberwick Fund, a short duration bond fund	362,357	654,505

Total cash and liquid investments	398,909	765,980

Investment in local partnerships	432,777	2,518,186

	$831,686	$3,284,166

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$17,188	$23,137
Payable to manager and affiliates	555,316	717,095

	572,504	740,232

Commitments and contingencies

Owners' equity (deficit)

Manager	(161,304)	(138,488)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)	419,162	2,677,898
Accumulated other comprehensive income	1,324	4,524

	259,182	2,543,934

	$831,686	$3,284,166

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 2014 AND 2013
(UNAUDITED)

	Three Months Ended December 30, 2014	Nine Months Ended December 30, 2014	Three Months Ended December 30, 2013	Nine Months Ended December 30, 2013

REVENUE

Interest	$2,299	$6,190	$3,689	$8,574
Other income from local partnerships		3,000	48,750	52,500

TOTAL REVENUE	2,299	9,190	52,439	61,074

EXPENSES

Management fee	32,473	92,098	37,792	117,915
Professional fees	8,178	27,088	10,833	32,087
Printing, postage and other	3,703	14,556	3,726	6,847

TOTAL EXPENSES	44,354	133,742	52,351	156,849

	(42,055)	(124,552)	88	(95,775)

Equity in income (loss) of investment in local partnerships	(2,182,918)	(2,025,176)	47,786	208,077

NET INCOME (LOSS)	(2,224,973)	(2,149,728)	47,874	112,302

Other comprehensive loss - investment in Pemberwick Fund	(3,075)	(3,200)	(570)	(4,625)

COMPREHENSIVE INCOME (LOSS)	$(2,228,048)	$(2,152,928)	$47,304	$107,677

NET INCOME (LOSS) ATTRIBUTABLE TO

Manager	$(22,249)	$(21,497)	$479	$1,123
Beneficial owners	(2,202,724)	(2,128,231)	47,395	111,179

	$(2,224,973)	$(2,149,728)	$47,874	$112,302

NET INCOME (LOSS) per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)	$(118.08)	$(114.09)	$2.54	$5.96

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2014 AND 2013
(UNAUDITED)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$4,286	$7,189
Cash paid for
Management fees	(253,877)	(253,889)
Professional fees	(32,000)	(39,099)
Printing, postage and other expenses	(15,593)	(8,984)

Net cash used in operating activities	(297,184)	(294,783)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(4,148)	(6,870)
Redemptions from Pemberwick Fund	295,000	170,000
Distributions received from local partnerships	63,233	109,741

Net cash provided by investing activities	354,085	272,871

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to owners	(131,824)

Net cash used in financing activities	(131,824)

Net decrease in cash and cash equivalents	(74,923)	(21,912)

Cash and cash equivalents at beginning of period	111,475	141,858

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,552	$119,946

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized loss on investment in Pemberwick Fund	$(3,200)	$(4,625)

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
STATEMENTS OF CASH FLOWS - CONTINUED
NINE MONTHS ENDED DECEMBER 30, 2014 AND 2013
(UNAUDITED)

	2014	2013

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$(2,149,728)	$112,302

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in loss (income) of investment in local partnerships	2,025,176	(208,077)
Gain on redemptions from Pemberwick Fund	(1,904)	(1,385)
Other income from local partnerships	(3,000)	(52,500)
Decrease in accounts payable and accrued expenses	(5,949)	(9,149)
Decrease in payable to manager and affiliates	(161,779)	(135,974)

NET CASH USED IN OPERATING ACTIVITIES	$(297,184)	$(294,783)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2014
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Trust, a Delaware statutory business trust Series I (the “Trust”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. The results of operations are impacted, in part, by the combined results of operations of the Trust’s investee partnerships (the “Local Partnerships”), which are provided by the general partners of the Local Partnerships (the “Local General Partners”) on an unaudited basis during interim periods. Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information. In the opinion of the manager of the Trust (the “Manager”), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2014 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended December 30, 2014 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior period balances have been reclassified to conform to the current period presentation.

2.	Investment in Local Partnerships

The Trust initially acquired limited partner equity interests (the “Local Partnership Interests”) in ten Local Partnerships representing capital contributions in the aggregate amount of $14,837,956, which includes voluntary advances (the “Advances”) made to certain Local Partnerships and all of which has been paid. As of December 30, 2014, the Trust holds a Local Partnership Interest in six Local Partnerships. The Trust has no legal obligation to fund any operating deficits of the Local Partnerships.

For the nine months ended December 30, 2014, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2014	$2,518,186

Equity in loss of investment in local partnerships	(2,025,176	) *

Distributions from Local Partnerships	(63,233)

Distributions classified as other income	3,000

Investment in local partnerships as of December 30, 2014	$432,777

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

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 30, 2014
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

St. John Housing Associates, L.P. (“St. John Housing”) has been receiving rental subsidy payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”); St. John Housing’s Section 8 contracts expire on June 30, 2015.  The Local General Partner of St. John Housing has reported that St. John Housing has entered into negotiations with the United States Department of Housing and Urban Development (“HUD”) in an effort to renew the Section 8 contracts beyond their expiration date.  However, based on correspondence received from HUD, St. John Housing’s Local General Partner does not believe that the Section 8 contracts will be renewed at rent levels sufficient for St. John Housing to make its mandatory mortgage payments without a complete restructuring.  After further analysis, the Trust has reduced its investment in St. John Housing by $2,200,000 during the nine months ended December 30, 2014. Such amount is included in equity in income (loss) of investment in local partnerships in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2014.

The Trust’s investment in St. John Housing represents more than 20% of the Trust’s total assets as of December 30, 2014. The following financial information represents certain unaudited balance sheet and operating statement data of St. John Housing as of and for the nine months ended September 30, 2014:

Total assets	$5,279,461

Total liabilities	$2,654,222

Revenue	$1,124,183

Net income	$176,590

3.	Investment in Pemberwick Fund

The Trust carries its investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) at estimated fair value. The fair value of the Trust’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Trust has the ability to access. Pemberwick’s net asset value (“NAV”) is $10.04 per share as of December 30, 2014. An unrealized gain of $1,324 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of December 30, 2014. The Trust has earned $52,447 of interest revenue from the date of its initial investment in Pemberwick through December 30, 2014.

4.	Distributions to Owners

During the nine months ended December 30, 2014, the Trust made a distribution of approximately $7.00 per unit of beneficial ownership interest to unit holders of record as of June 27, 2014; such amount includes nonresident state withholding taxes of $36,141 paid on behalf of certain of the beneficial owners (the “Beneficial Owners”) in connection with gains recognized by certain Local Partnerships for the year ended December 31, 2013. The total distribution to the Beneficial Owners was $130,505; the distribution to the Manager was $1,319.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 30, 2014
(UNAUDITED)

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

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of December 30, 2014, American Tax Credit Trust, a Delaware statutory business trust Series I (the “Registrant”) has experienced a significant change in financial condition as compared to March 30, 2014, resulting primarily from an adjustment to the book value (the “Local Partnership Carrying Value”) of one of Registrant’s investee partnerships (a “Local Partnership”) (see discussion below), the payment of deferred management fees and distributions made to the owners (see discussion below). Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of the Local Partnerships, which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code. During the nine months ended December 30, 2014, Registrant received cash from interest revenue, redemptions from Pemberwick Fund, a short duration bond fund (“Pemberwick”), and distributions from Local Partnerships and utilized cash for operating expenses, investments in Pemberwick and distributions to the owners (see discussion below). Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $367,000 during the nine months ended December 30, 2014 (which includes an unrealized loss on investment in Pemberwick of approximately $3,000). During the nine months ended December 30, 2014, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 2014 of $2,025,176 (which includes a $2,200,000 Local Partnership Carrying Value adjustment to Registrant’s investment in St. John Housing Associates, L.P. (“St. John Housing”) (see discussion below under Results of Operations and Local Partnership Matters) and cash distributions received from Local Partnerships of $60,233 (excluding $3,000 of distributions classified as other income from local partnerships). Payable to manager and affiliates in the accompanying unaudited balance sheet as of December 30, 2014 represents deferred management fees.

During the nine months ended December 30, 2014, Registrant made a distribution of approximately $7.00 per unit of beneficial ownership interest to unit holders of record as of June 27, 2014; such amount includes nonresident state withholding taxes of $36,141 paid on behalf of certain of the beneficial owners (the “Beneficial Owners”) in connection with gains recognized by certain Local Partnerships for the year ended December 31, 2013. The total distribution to the Beneficial Owners was $130,505; the distribution to the Manager was $1,319.

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

Cumulative losses and cash distributions in excess of investment in local partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. In addition, the Local Partnership Carrying Value of a Local Partnership may be reduced if the Local Partnership Carrying Value is considered to exceed the estimated value derived by management. Accordingly, cumulative losses and cash distributions in excess of the investment or an adjustment to a Local Partnership’s Carrying Value are not necessarily indicative of adverse operating results of a Local Partnership.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant’s operations for the three months ended December 30, 2014 and 2013 resulted in net income (loss) of $(2,224,973) and $47,874, respectively. The increase in net loss is primarily attributable to (i) an increase in equity in loss of investment in local partnerships of approximately $2,231,000, which is mainly the result of a $2,200,000 Local Partnership Carrying Value adjustment to the Local Partnership in which Registrant continues to have an investment balance and (ii) a decrease in other income from local partnerships of approximately $49,000. Other comprehensive loss for the three months ended December 30, 2014 resulted from an unrealized loss on investment in Pemberwick of $3,075.

Registrant’s operations for the nine months ended December 30, 2014 and 2013 resulted in net income (loss) of $(2,149,728) and $112,302, respectively. The increase in net loss is primarily attributable to (i) an increase in equity in loss of investment in local partnerships of approximately $2,233,000, which is mainly the result of a $2,200,000 Local Partnership Carrying Value adjustment to the Local Partnership in which Registrant continues to have an investment balance and (ii) a decrease in other income from local partnerships of approximately $50,000, all partially offset by a decrease in management fees of approximately $26,000.  Other comprehensive loss for the nine months ended December 30, 2014 resulted from an unrealized loss on investment in Pemberwick of $3,200.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to the Beneficial Owners, has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2010. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its remaining Local Partnership Interests. As of February 12, 2015, Registrant owns six of the ten Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of the Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

The subsidy agreements expire at various times. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. The three Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines; of such Local Partnerships, two entered into restructuring agreements in prior years, resulting in changes to both rent subsidy and mandatory debt service.

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

St. John Housing is one of the three Local Partnerships noted above that has been receiving rental subsidy payments under Section 8; St. John Housing’s Section 8 contracts expire on June 30, 2015.  The Local General Partner of St. John Housing has reported that St. John Housing has entered into negotiations with HUD in an effort to renew the Section 8 contracts beyond their expiration date. However, based on correspondence received from HUD, St. John Housing’s Local General Partner does not believe that the Section 8 contracts will be renewed at rent levels sufficient for St. John Housing to make its Mandatory Debt Service payments without a complete restructuring. After further analysis, Registrant has reduced the Local Partnership Carrying Value of its investment in St. John Housing by $2,200,000 during the nine months ended December 30, 2014. Such amount is included in equity in income (loss) of investment in local partnerships in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2014.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended December 30, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager concluded that Registrant’s disclosure controls and procedures were effective as of December 30, 2014.

There were no changes in Registrant’s internal control over financial reporting during the three months ended December 30, 2014 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

AMERICAN TAX CREDIT TRUST, A DELAWARE
STATUTORY BUSINESS TRUST SERIES I

By:Richman American Credit Corp.
The Manager

Dated: February 12, 2015	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: February 12, 2015	/s/James Hussey
By:James Hussey
Chief Financial Officer

Dated: February 12, 2015	/s/Richard Paul Richman
By:Richard Paul Richman
Sole Director