Form 10-K
period 2015-03-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2015-06-26
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2015

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

Units of Beneficial Ownership Interest
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ____ No     X

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company X

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

Disposal of Local Partnership Interests

Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 26, 2015, Registrant owns six of the Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of the Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

Three of the six remaining Properties owned by the Local Partnerships have a government funded rental subsidy that affords the low-income tenants the ability to reside at the Properties. During the period that a subsidy agreement between the United States Department of Housing and Urban Development (“HUD”) and a Local Partnership is in existence, the Local Partnership Interest of such Local Partnership may not be sold, and the Property may not be transferred by the Local Partnership to another entity, without HUD’s approval, which may be subject to various conditions. In particular, the transfer of title of the Properties by the Local Partnerships is expected to be required to be closed in escrow pending HUD approval. In addition, as a condition to certain disposals, Registrant anticipates that HUD will require the Local Partnerships to dedicate resources to maintenance in order to correct deficiencies in the physical condition of the Properties. Correction of such deficiencies will probably require expenditures of significant amounts of funds, thus effectively reducing the amount of any net proceeds from the sale of the Property. There can be no assurance that the required governmental agencies will approve any of the requested transfers, that such approvals will be received in a timely manner or that other conditions will not be imposed for such approvals. The failure to obtain or a delay in obtaining any required approvals would have adverse consequences to the Beneficial Owners.

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

Three of the six remaining Properties owned by the Local Partnerships have a government funded rental subsidy that affords the low-income tenants the ability to reside at the Properties. The Local Partnerships are extremely reliant on such subsidies. If the respective rental subsidy programs were to be materially modified or eliminated, the Local Partnerships’ rental revenue would likely be significantly reduced. To the extent that revenues are not sufficient to meet operating expenses and service the respective mortgages of the Properties, such Local Partnerships would be required to use reserves and any other funds available to avoid foreclosure of the subject Properties. Registrant’s investments in the Local Partnerships are highly leveraged, and there can be no assurance that additional funds would be available to any Local Partnership or Registrant, if needed. In addition, there can be no assurance that, when a Property is sold, the proceeds from a sale will be sufficient to pay the balance due on the mortgage loans or any other outstanding indebtedness to which the Local Partnership is subject.

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

Beneficial Owners of Registrant may not receive a significant return of their original capital investment in Registrant.

To date, the only distribution received by the Beneficial Owners was related to nonresident state withholding taxes paid by Registrant on behalf of certain of the Beneficial Owners in connection with gains recognized by certain Local Partnerships; see discussion below in Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Accordingly, the only benefit of this investment may be the Low-income Housing Tax Credits.

Item 1B.               Unresolved Staff Comments.

Not applicable.

Item 2.                  Properties.

The executive offices of Registrant and the Manager are located at 340 Pemberwick Road, Greenwich, Connecticut 06831. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by affiliates of the Manager.

Registrant initially acquired Local Partnership Interests in ten Local Partnerships. As discussed above in Item 1 - Business, the Compliance Period of all of the Local Partnerships had expired as of December 31, 2010 and, accordingly, Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 26, 2015, Registrant owns six of the ten Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the Local General Partners to commence a sale process to dispose of the Properties, which Registrant intends will result in a termination of Registrant’s remaining Local Partnership Interests and ultimately the dissolution of Registrant.

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

The initial Local Partnership Interests were acquired by Registrant from 1993 to 1995. Registrant owns a 99% Local Partnership Interest in the remaining Local Partnerships.

Item 2.	Properties (Continued).

Three of the six remaining Local Partnerships receive rental subsidy payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”) (see descriptions of the subsidies below). The subsidy agreements expire at various times. Since October 1997, HUD has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service and debt structure of the Local Partnerships currently receiving such subsidy. The three Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines. Two of the three Local Partnerships entered into restructuring agreements in prior years, resulting in a change to both rent subsidy and mandatory debt service.

Item 2.                 Properties (Continued).

Name of Local Partnership Name of apartment complex	Number of rental	Capital	Mortgage loans payable as of December 31,		Subsidy (see
Apartment complex location	units	contribution	2014		footnotes)
ACP Housing Associates, L.P. ACP Housing Apartments New York, New York	28	$737,222	$1,284,026		(1b	)
Creative Choice Homes VII, Ltd. Coral Gardens Homestead, Florida	91	2,382,812	1,330,000		(1a&c)
Edgewood Manor Associates, L.P. (2), (4), (7) Edgewood Manor Apartments Philadelphia, Pennsylvania	49	2,053,799	--	(2)
Ledge/McLaren Limited Partnership Ledge/McLaren Apartments Nashua, New Hampshire	8	343,079	381,800		(1b	)
Penn Apartment Associates (2), (5) Penn Apartments Chester, Pennsylvania	15	852,180	--	(2)
SB-92 Limited Partnership Shaker Boulevard Gardens Cleveland, Ohio	73	795,255	2,850,708		(1a,b,c&d)
St Christopher’s Associates, L.P. V (3), (6), (7) Lehigh Park Philadelphia, Pennsylvania	29	2,081,877	--	(3)
St. John Housing Associates, L.P. St. John Homes Gary, Indiana	144	3,546,861	2,465,247		(1a,c&d)
Starved Rock - LaSalle Manor Limited Partnership (2) LaSalle Manor LaSalle, Illinois	48	634,327	--	(2)
Vision Limited Dividend Housing Association Limited Partnership Helen Odean Butler Apartments Detroit, Michigan	97	1,410,544	5,156,677		(1b	)
		$14,837,956	$13,468,459

(1)	Description of Subsidies:

(a)
Section 8 of Title II of the Housing and Community Development Act of 1974 allows qualified low-income tenants to pay thirty percent of their monthly income as rent with the balance paid by the federal government.

	(b)	The Local Partnership’s debt structure includes a principal or interest payment subsidy.

Item 2.	Properties (Continued).

	(c)	The Local Partnership’s Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

	(d)	The Local Partnership entered into a restructuring agreement of its Section 8 contract and debt structure under applicable HUD guidelines in a prior year.

(2)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheets of the Local Partnerships as of December 31, 2014 and 2013 in Note 5 to the accompanying financial statements.

(3)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheet of the Local Partnerships as of December 31, 2014 in Note 5 to the accompanying financial statements.

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

(6)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in January 2014. The combined statement of operations of the Local Partnerships for the year ended December 31, 2014 included in Note 5 to the accompanying financial statements does not include any results of operations for such Local Partnership.

(7)	Capital contribution includes voluntary advances made to the Local Partnership.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is no established public trading market for the Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of record holders of Units as of June 15, 2015 was approximately 709 holding an aggregate of 18,654 Units.

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

Distributions

Registrant owns a Local Partnership Interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Although Registrant does not anticipate that it will provide any cash distributions to its Beneficial Owners in the future, Registrant was required to pay nonresident state withholding taxes of $36,141 on behalf of certain of the Beneficial Owners in April 2014 in connection with gains recognized by certain Local Partnerships for the year ended December 31, 2013. Registrant made a distribution to the Beneficial Owners in the amount of approximately $7 per Unit in July 2014 to Unit holders of record as of June 27, 2014. The $7 per Unit includes the nonresident state withholding taxes referred to above. There were no cash distributions to the Beneficial Owners during the year ended March 30, 2014 or in any prior year.

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

As of March 30, 2015, Registrant has cash and cash equivalents and investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) totaling $382,803, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships. In addition, although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Local Partnership, Registrant may be entitled to sales proceeds of certain Local Partnerships’ Properties and may receive proceeds in the event of a sale of its remaining Local Partnership Interests.

During the year ended March 30, 2015, Registrant received cash from interest revenue, redemptions from Pemberwick and distributions from Local Partnerships and utilized cash for operating expenses, distributions to owners and investments in Pemberwick. Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $383,000 during the year ended March 30, 2015, (which includes an unrealized loss on investment in Pemberwick of approximately $2,000).

During the year ended March 30, 2015, the investment in local partnerships decreased as a result of Registrant recording equity in loss of investment in local partnerships of $2,062,171 and distributions received from Local Partnerships of $60,233 (excluding $3,000 of distributions classified as other income from local partnerships). Although Registrant’s allocation from the Local Partnerships for the year ended December 31, 2014 under applicable accounting guidelines was income of $137,829, Registrant reduced the book value (the “Local Partnership Carrying Value”) of St. John Housing Associates, L.P. (“St. John Housing”) by $2,200,000 (see discussion below herein Item 7 under Results of Operations).  Payable to manager and affiliates in the accompanying balance sheet as of March 30, 2015 represents deferred management fees.

Results of Operations

Registrant’s operating results are dependent, in part, upon the operating results of the Local Partnerships and are impacted by the Local Partnerships’ policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant’s share of each Local Partnership’s results of operations and by cash distributions received. In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership. Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. However, the combined statements of operations of the Local Partnerships reflected in Note 5 to Registrant’s financial statements include the operating results of all Local Partnerships in which Registrant owned an interest during the periods, irrespective of Registrant’s investment balances (see discussion above in Item 2 - Properties).

Cumulative losses and cash distributions in excess of investment in local partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. In addition, the Local Partnership Carrying Value may be reduced if the Local Partnership Carrying Value is considered to exceed the estimated value derived by management. Accordingly, cumulative losses and cash distributions in excess of the investment or an adjustment to a Local Partnership’s Carrying Value are not necessarily indicative of adverse operating results of a Local Partnership.

Item 7.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant’s operations for the years ended March 30, 2015 and 2014 resulted in net losses of $2,233,475 and $4,164, respectively. The increase in is primarily attributable to (i) an increase in equity in loss of investment in local partnerships of approximately $2,202,000, which is mainly the result of a $2,200,000 Local Partnership Carrying Value adjustment to St. John Housing and (ii) a decrease in other income from local partnerships of approximately $50,000, all partially offset by a decrease in operating expenses of approximately $25,000. Other comprehensive loss for the year ended March 30, 2015 resulted from an unrealized loss on investment in Pemberwick of $2,478.

The Local Partnerships’ net income of approximately $57,000 for the year ended December 31, 2014 includes depreciation and amortization expense of approximately $823,000 and interest on non-mandatory debt of approximately $174,000, and does not include principal payments on permanent mortgages of approximately $451,000. The Local Partnerships’ net income of approximately $1,876,000 for the year ended December 31, 2013 includes gain on involuntary conversion and sale of property of approximately $2,179,000, depreciation and amortization expense of approximately $906,000 and interest on non-mandatory debt of approximately $314,000, and does not include principal payments on permanent mortgages of approximately $447,000. The results of operations of the Local Partnerships for the year ended December 31, 2014 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to its Beneficial Owners, has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2010. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 26, 2015, Registrant owns six of the ten Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of the Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

The remaining Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. Three of the six remaining Local Partnerships receive rental subsidy payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”). The subsidy agreements expire at various times. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of the Local Partnerships currently receiving such subsidy. The three Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines. Two of the Local Partnerships entered into restructuring agreements in prior years, resulting in changes to both rent subsidy and mandatory debt service.

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

We have audited the accompanying balance sheets of American Tax Credit Trust, a Delaware statutory business trust Series I (the “Trust”) as of March 30, 2015 and 2014, and the related statements of operations and comprehensive income (loss), changes in owners' equity (deficit) and cash flows for the years then ended. The Trust’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Trust, a Delaware statutory business trust Series I as of March 30, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Marks Paneth LLP

New York, New York
June 26, 2015

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
BALANCE SHEETS
MARCH 30, 2015 AND 2014

	2015	2014
ASSETS

Cash and liquid investments

Cash and cash equivalents	$18,886	$111,475
Investment in Pemberwick Fund - a short duration bond fund	363,917	654,505

Total cash and liquid investments	382,803	765,980

Investment in local partnerships	395,782	2,518,186

	$778,585	$3,284,166
LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$15,925	$23,137
Payable to manager and affiliates	586,503	717,095

	602,428	740,232

Commitments and contingencies

Owners' equity (deficit)

Manager	(162,142)	(138,488)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)	336,253	2,677,898
Accumulated other comprehensive income	2,046	4,524

	176,157	2,543,934

	$778,585	$3,284,166

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 30, 2015 AND 2014

	2015	2014

REVENUE

Interest	$7,033	$10,313
Other income from local partnerships	3,000	52,500

TOTAL REVENUE	10,033	62,813

EXPENSES

Management fee - affiliate	124,571	155,707
Professional fees	38,195	40,653
Printing, postage and other	18,571	10,244

TOTAL EXPENSES	181,337	206,604

	(171,304)	(143,791)

Equity in income (loss) of investment in local partnerships	(2,062,171)	139,627

NET LOSS	(2,233,475)	(4,164)

Other comprehensive loss - Pemberwick Fund	(2,478)	(5,275)

COMPREHENSIVE LOSS	$(2,235,953)	$(9,479)

NET LOSS ATTRIBUTABLE TO

Manager	$(22,335)	$(42)
Beneficial owners	(2,211,140)	(4,122)

	$(2,233,475)	$(4,164)

NET LOSS per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)	$(118.53)	$(.22)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
STATEMENTS OF CHANGES IN OWNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2015 AND 2014

	Manager	Beneficial Owners	Accumulated Other Comprehensive Income (Loss)	Total

Owners' equity (deficit), March 30, 2013	$(138,446)	$2,682,020	$9,799	$2,553,373

Net loss	(42)	(4,122)		(4,164)

Other comprehensive loss - Pemberwick Fund			(5,275)	(5,275)

Owners' equity (deficit), March 30, 2014	(138,488)	2,677,898	4,524	2,543,934

Net loss	(22,335)	(2,211,140)		(2,233,475)

Distributions to owners	(1,319)	(130,505)		(131,824)

Other comprehensive loss - Pemberwick Fund			(2,478)	(2,478)

Owners' equity (deficit), March 30, 2015	$(162,142)	$336,253	$2,046	$176,157

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2015 AND 2014

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$5,129	$8,928
Cash paid for
Management fees	(255,163)	(255,183)
Professional fees	(45,240)	(44,003)
Printing, postage and other expenses	(18,738)	(11,344)

Net cash used in operating activities	(314,012)	(301,602)

CASH FLOWS FROM INVESTING ACTIVITIES

Distributions received from local partnerships	63,233	109,741
Investments in Pemberwick Fund	(4,986)	(8,522)
Redemptions from Pemberwick Fund	295,000	170,000

Net cash provided by investing activities	353,247	271,219

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to owners	(131,824)

Net cash used in investing activities	(131,824)

Net decrease in cash and cash equivalents	(92,589)	(30,383)

Cash and cash equivalents at beginning of year	111,475	141,858

CASH AND CASH EQUIVALENTS AT END OF YEAR	$18,886	$111,475

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized loss on investment in Pemberwick Fund	$(2,478)	$(5,275)

See reconciliation of net loss to net cash used in operating activities on page 21.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED MARCH 30, 2015 AND 2014

	2015	2014

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(2,233,475)	$(4,164)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss (income) of investment in local partnerships	2,062,171	(139,627)
Other income from local partnerships	(3,000)	(52,500)
Gain on redemptions from Pemberwick Fund	(1,904)	(1,385)
Decrease in accounts payable and accrued expenses	(7,212)	(4,450)
Decrease in payable to manager and affiliates	(130,592)	(99,476)

NET CASH USED IN OPERATING ACTIVITIES	$(314,012)	$(301,602)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2015 AND 2014

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

The Trust assesses the carrying value (the “Carrying Value”) of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there are indications that a permanent impairment may have occurred. If the Carrying Value of an investment in a Local Partnership exceeds the estimated value derived by management, the Trust reduces its investment in any such Local Partnership (unless the impairment is considered to be temporary) and includes such reduction in equity in income (loss) of investment in local partnerships. Impairment is measured by comparing the investment carrying amount to the estimated residual value of the investment.

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
MARCH 30, 2015 AND 2014

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

Investment in Pemberwick Fund

The Trust carries its investment in Pemberwick Fund (“Pemberwick”), an investment grade institutional short duration bond fund, at estimated fair value. Realized gains (losses) are included in (offset against) interest revenue. Investment in Pemberwick is classified as available-for-sale and unrealized gains (losses) are included as items of comprehensive income (loss) and are reported as a separate component of owners' equity (deficit).

Income Taxes

The Trust is a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income and deductions are passed through to and are reported by its owners on their respective income tax returns. The Trust’s federal tax status as a pass-through entity is based on its legal status as a trust.  Accordingly, the Trust is not required to take any tax positions in order to qualify as a pass-through entity. The Trust is required to file and does file tax returns with the Internal Revenue Service (the “IRS”) and other taxing authorities. Income tax returns filed by the Trust are subject to examination by the IRS for a period of three years. While no Trust income tax returns are currently being examined by the IRS, tax years subsequent to 2010 remain subject to examination. The accompanying financial statements do not reflect a provision for income taxes and the Trust has no other tax positions which must be considered for disclosure. In accordance with ASC Topic 740; Subtopic 10, the Trust has included in Note 7 disclosures related to differences in the financial and tax bases of accounting.

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
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2015 AND 2014

2.	Capital Contributions and Distributions

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

Net loss is allocated 99% to the Beneficial Owners and 1% to the Manager in accordance with the Trust Agreement. During the year ended March 30, 2015, the Trust paid nonresident state withholding taxes of $36,141 on behalf of certain of the Beneficial Owners in connection with gains recognized by certain Local Partnerships for the year ended December 31, 2013. The Trust also made a distribution to the Beneficial Owners in the amount of approximately $7 per Unit (an additional $94,364). The $7 per Unit includes the nonresident state withholding taxes referred to above; the pro-rata distribution to the Manager was $1,319.

3.	Cash and Cash Equivalents

As of March 30, 2015, the Trust has cash and cash equivalents of $18,886. Of such amount, $17,953 is held in accounts at two financial institutions in which such accounts are insured up to $250,000 at each institution by the Federal Deposit Insurance Corporation (the “FDIC”). The entire amount is FDIC insured as of March 30, 2015. The remaining $933 is held in an account at a financial institution in which such amount is invested in a portfolio of securities that are direct obligations of the U.S. Treasury and are backed by the full faith and credit of the United States of America.

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

The weighted average duration of Pemberwick’s assets is approximately 1.76 years as of March 30, 2015. Redemptions from Pemberwick are immediately liquid and unrestricted. Pemberwick’s net asset value (“NAV”) is $10.06 and $10.07 per share as of March 30, 2015 and 2014, respectively. The Trust’s investment in Pemberwick as of March 30, 2015 and 2014 is $363,917 and $654,505, respectively. An unrealized gain of $2,046 as of March 30, 2015 is reflected as accumulated other comprehensive income in the accompanying balance sheet as of March 30, 2015. The Trust has earned $53,286 of interest revenue from the date of its initial investment in Pemberwick through March 30, 2015. The fair value of the Trust’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1). Pemberwick’s NAV was $10.06 as of May 31, 2015.

The Advisor is an affiliate of the Manager. For its services, the Advisor is entitled to receive an annual advisory fee of 0.50% of the average daily net assets of Pemberwick. The Advisor may, in its discretion, voluntarily waive its fees or reimburse certain Pemberwick expenses; however, the Advisor is not required to do so. The Advisor has waived 70% of its fee earned since Pemberwick’s inception and earned $768 and $1,086 in connection with the Trust’s investment in Pemberwick for the years ended March 30, 2015 and 2014, respectively, enough to cover its direct costs. The Advisor’s asset management affiliate, Richman Asset Management, Inc. (“RAM”) has agreed to reduce its management fees (see Note 6) payable by the Trust to the extent any fee of the Advisor payable by Pemberwick would be duplicative of any profit that RAM would receive from the Trust.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2015 AND 2014

5.	Investment in Local Partnerships

The Trust initially acquired a Local Partnership Interest in ten Local Partnerships. As of March 30, 2015, the Trust owns a 99% Local Partnership Interest in the following six Local Partnerships:

1.	ACP Housing Associates, L.P.;
2.	Creative Choice Homes VII, Ltd.;
3.	Ledge/McLaren Limited Partnership;
4.	SB-92 Limited Partnership;
5.	St. John Housing Associates, L.P. (“St. John Housing”); and
6.	Vision Limited Dividend Housing Association Limited Partnership.

In connection with the initial purchase of ten Local Partnership Interests, under the terms of the partnership agreement of each Local Partnership, as of March 30, 2015 the Trust is committed to make capital contributions in the aggregate of $14,837,956, which includes Advances to certain Local Partnerships and all of which has been paid.

The remaining Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the “Compliance Period”). The Compliance Periods of all the Local Partnerships expired in a prior year. The rents of the Properties, three of which receive project based rental subsidy payments pursuant to subsidy agreements, are subject to specific laws, regulations and agreements with federal and state agencies. The subsidies expire at various times. The Trust cannot predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs. Such changes could adversely affect the future net operating income and debt structure of the Local Partnerships receiving such subsidies. As of December 31, 2014, the Local Partnerships have outstanding mortgage loans payable totaling approximately $13,468,000 and accrued interest payable on such loans totaling approximately $2,124,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For the years ended March 30, 2015 and 2014, the investment in local partnerships activity consists of the following:

	2015	2014

Investment in local partnerships as of March 30, 2014 and 2013	$2,518,186	$2,435,800

Distributions from Local Partnerships	(63,233)	(109,741)

Distributions classified as other income	3,000	52,500

Equity in income (loss) of investment in local partnerships	(2,062,171)	139,627

Investment in local partnerships as of March 30, 2015 and 2014	$395,782	$2,518,186

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
MARCH 30, 2015 AND 2014

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

During the year ended March 30, 2013, Edgewood Manor Associates, L.P. (“Edgewood”) sold its underlying Property to an unaffiliated third party, in connection with which Edgewood recognized a gain of $1,370,027. Such amount is reflected in the combined statement of operations of the Local Partnerships for the year ended December 31, 2013 herein Note 5. The Trust received $31,293 in connection with the sale; such amount was recorded as gain on sale of limited partner interests/local partnership properties for the year ended March 30, 2013.

The Trust’s investment in St. John Housing represents more than 20% of the Trust’s total assets as of March 30, 2015 and 2014 and the equity in income recognized by the Trust in connection with St. John Housing represents more than 20% of the Trust’s net loss for the year ended March 30, 2014. The following financial information represents certain balance sheet and operating statement data of St. John Housing as of and for the years ended December 31, 2014 and 2013:

	2014	2013

Total assets	$5,245,539	$5,444,612

Total liabilities	$2,657,669	$2,935,122

Revenue	$1,465,166	$1,464,956

Net income	$139,221	$141,037

Equity in loss of investment in local partnerships is limited to the Trust’s investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $189,440 and $264,194 for the years ended December 31, 2014 and 2013, respectively, as reflected in the combined statements of operations of the Local Partnerships herein Note 5.

As a result of management’s assessment of the Carrying Value of the investment in local partnerships under applicable accounting guidelines (see Note 1), the Trust reduced its investment in St. John Housing by $2,200,000 during the year ended March 30, 2015. Such amount is included in equity in income (loss) of investment in local partnerships in the accompanying statement of operations and comprehensive income (loss) of the Trust for the year ended March 30, 2015. The differences between the Trust’s investment in local partnerships as of March 30, 2015 and 2014 and the amounts reflected as the Trust’s investment balance in the combined balance sheets of the Local Partnerships as of December 31, 2014 and 2013 herein Note 5 represent cumulative Carrying Value adjustments made by the Trust in the amount of $2,908,850 and $1,024,850, respectively.

The combined balance sheets of the Local Partnerships as of December 31, 2014 and 2013 and the combined statements of operations of the Local Partnerships for the years then ended are reflected on pages 27 and 28, respectively. The combined balance sheets of the Local Partnerships as of December 31, 2014 and 2013 do not include any balances in connection with the Local Partnerships in which the Partnership no longer owns an interest as of such dates, while the combined statements of operations of the Local Partnerships for the years then ended include the results of operations of such Local Partnerships for the period prior to the sales or other dispositions (see discussion above herein Note 5).

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2015 AND 2014

5.	Investment in Local Partnerships (Continued)

The combined balance sheets of the Local Partnerships as of December 31, 2014 and 2013 are as follows:

	2014	2013

ASSETS

Cash and cash equivalents	$2,072,949	$743,616
Rents receivable	64,987	99,462
Escrow deposits and reserves	1,135,647	2,185,014
Land	965,272	997,101
Buildings and improvements (net of accumulated depreciation of $15,952,715 and $18,330,320)	13,533,052	13,658,750
Intangible assets (net of accumulated amortization of $125,312 and $151,843)	141,138	158,857
Other assets	275,483	425,898

	$18,188,528	$18,268,698

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$460,365	$522,068
Due to related parties	1,469,345	2,005,580
Mortgage loans	13,468,459	14,361,626
Notes payable	250,000	250,000
Accrued interest	2,123,968	2,355,284
Other liabilities	179,156	114,406

	17,951,293	19,608,964

Partners' equity (deficit)

American Tax Credit Trust, Series I
Capital contributions, net of distributions	7,932,118	10,074,228
Cumulative loss	(4,627,486)	(6,531,192)

	3,304,632	3,543,036

General partners and other limited partners
Capital contributions, net of distributions	151,353	152,459
Cumulative loss	(3,218,750)	(5,035,761)

	(3,067,397)	(4,883,302)

	237,235	(1,340,266)

	$18,188,528	$18,268,698

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2015 AND 2014

5.	Investment in Local Partnerships (Continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013

REVENUE

Rental	$4,452,442	$4,552,291
Interest and other	177,777	241,812

TOTAL REVENUE	4,630,219	4,794,103

EXPENSES

Administrative	620,777	715,226
Payroll	751,481	743,073
Utilities	730,609	739,767
Operating and maintenance	746,746	987,672
Taxes and insurance	393,738	392,918
Financial	507,431	613,160
Depreciation and amortization	822,868	905,927

TOTAL EXPENSES	4,573,650	5,097,743

INCOME (LOSS) BEFORE GAIN ON SALE OF PROPERTY AND GAIN ON INVOLUNTARY CONVERSION	56,569	(303,640)

GAIN ON SALE OF PROPERTY	--	1,370,027

INCOME BEFORE GAIN ON INVOLUNTARY CONVERSION	56,569	1,066,387

GAIN ON INVOLUNTARY CONVERSION	--	809,114

NET INCOME	$56,569	$1,875,501

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Trust, Series I	$137,829	$139,627
General partners and other limited partners (includes $189,440 and $264,194 of Trust losses in excess of investment and specially allocated income of $107,614 and $1,981,251)	(81,260)	1,735,874

	$56,569	$1,875,501

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2015 AND 2014

6.	Transactions with Manager and Affiliates

Pursuant to the terms of the Trust Agreement, the Trust incurs an annual management fee (the “Management Fee”) payable to the Manager for its services in connection with the management of the affairs of the Trust. The annual Management Fee is equal to 0.5% of Invested Assets (as such term is defined in the Trust Agreement). The Trust incurred Management Fees of $124,571 and $155,707 for the years ended March 30, 2015 and 2014, respectively. Unpaid Management Fees in the amount of $586,503 and $717,095 are reflected as payable to manager and affiliates in the accompanying balance sheets as of March 30, 2015 and 2014, respectively.

7.	Taxable Income

A reconciliation of the financial statement net loss of the Trust for the years ended March 30, 2015 and 2014 to the tax return income for the years ended December 31, 2014 and 2013 is as follows:

	2015	2014

Financial statement net loss for the years ended March 30, 2015 and 2014	$(2,233,475)	$(4,164)

Add (less) net transactions occurring between
January 1, 2013 and March 30, 2013	--	(23,434)
January 1, 2014 and March 30, 2014	(48,016)	48,016
January 1, 2015 and March 30, 2015	46,752	--

Adjusted financial statement net income (loss) for the years ended December 31, 2014 and 2013	(2,234,739)	20,418

Management Fees deductible for tax purposes when paid	(125,281)	(95,582)

Equity in income (loss) of investment in local partnerships	2,032,373	875,949

Gain on sale of limited partner interests/local partnership properties	960,308	2,274,932

Write-off of Advances for tax purposes	(6,092)	(90,000)

Other income from local partnerships	(3,000)	(52,500)

Other differences	--	3,128

Tax return income for the years ended December 31, 2014 and 2013	$623,569	$2,934,347

The differences between investment in local partnerships for financial reporting and tax purposes as of December 31, 2014 and 2013 are as follows:

	2014	2013

Investment in local partnerships - financial reporting	$395,782	$2,518,186
Investment in local partnerships - tax	(870,491)	(1,737,768)

	$1,266,273	$4,255,954

Payable to manager and affiliates in the accompanying balance sheets represents accrued Management Fees, which are not deductible for tax purposes until paid pursuant to IRC Section 267.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2015 AND 2014

8.	Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the carrying values and the estimated fair values of the Trust’s financial instruments as of March 30, 2015 and 2014:

	2015		2014

	Carrying	Estimated Fair	Carrying	Estimated Fair
	Value	Value	Value	Value

Cash and cash equivalents	$18,886	$18,886	$111,475	$111,475

Investment in Pemberwick Fund - a short duration bond fund	$363,917	$363,917	$654,505	$654,505

Investment in local partnerships	$395,782	$435,000	$2,518,186	$4,900,000

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

Investment in local partnerships

The Trust assesses the carrying value of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there are indications that a permanent impairment may have occurred (see Note 1). These valuations require significant judgments, which include assumptions regarding capitalization rates, occupancy rates, projected operating results, availability of financing, exit plan, extended use provisions of the Properties under the terms of the applicable financing agreements, comparable sales and other factors deemed necessary by the Trust. The fair value of investment in local partnerships was determined using Level 3 inputs as of March 30, 2015 and 2014 and is presented here for disclosure purposes only.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager concluded that Registrant’s disclosure controls and procedures were effective as of March 30, 2015.

Management’s Annual Report on Internal Control Over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 and updated in 2013. Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of March 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 30, 2015 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Registrant has no officers or directors. The Manager manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The executive officers and director of the Manager are:

Served in present
Name	capacity since1	Position held

Richard Paul Richman	May 10, 1993	Director
Brian Myers	June 19, 2015	President
James Hussey	January 20, 2009	Vice President and Treasurer
Gina K. Dodge	May 10, 1993	Vice President and Secretary
Charles L. Krafnick	February 1, 2003	Assistant Treasurer

1Director holds office until his successor is elected and qualified.  All officers serve at the pleasure of the Director.

Richard Paul Richman, age 67, is the sole Director of the Manager. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also the sole director of Richman Tax Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties II L.P. and the sole director of Richman Housing Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties III L.P.

Brian Myers, age 51, is the President of the Manager and the President of Richman Asset Management, Inc. (“RAM”), an affiliate of the Manager. Mr. Myers has been employed by Richman Group or an affiliate since 1997 and is responsible for the overall asset management operations of RAM in connection with Registrant’s investment in the Local Partnerships.

James Hussey, age 54, is a Vice President and the Treasurer of the Manager. Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the finance operations of Richman Group. Mr. Hussey, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 2009. In addition, Mr. Hussey is a Vice President and the Treasurer of RAM, engaged primarily in the partnership management and finance operations of RAM.

Gina K. Dodge, age 59, is a Vice President and the Secretary of the Manager and a Vice President and the Secretary of Richman Group.  Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, Ms. Dodge is responsible for communications with investors.

Charles L. Krafnick, age 53, is an Assistant Treasurer of the Manager and is an Assistant Treasurer of Richman Group. Mr. Krafnick, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group. In addition, Mr. Krafnick is the Assistant Treasurer of RAM.  Mr. Krafnick's responsibilities in connection with RAM include various finance and partnership management functions.

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

Item 11.                Executive Compensation.

Registrant has no officers or directors. Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of the Manager and did not pay any such compensation during the years ended March 30, 2015 and 2014. During the years ended March 30, 2015 and 2014, the Manager did not pay any compensation to any of its officers or its director. The director and certain officers of the Manager receive compensation from certain affiliates of the Manager for services performed for various affiliated entities which may include services performed for Registrant.

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

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Two affiliates of Everest Properties, Inc., having the mailing address 199 S. Los Robles Avenue, Suite 200, Pasadena, California 91101, together own 2,214 Units, representing approximately 11.87% of all such Units. Warren Heller, having the mailing address 515 W. Buckeye Road, Suite 104, Phoenix, Arizona 85003, owns 949 Units, representing approximately 5.09% of all such Units. As of June 15, 2015, no person or entity, other than the entities and affiliates identified above herein Item 12, was known by Registrant to be the beneficial owner of more than five percent of the Units.

Neither the Manager nor the director or any officer of the Manager own any Units. The majority owner of the Manager is Richard Paul Richman.

Item 13.                Certain Relationships and Related Transactions and Director Independence.

Transactions With Related Persons

The Manager and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 4 and 6 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data herein. Such fees will continue to be incurred by Registrant during the fiscal year ending March 30, 2016.

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

Indebtedness of Management

No officer or director of the Manager or any affiliate of the foregoing was indebted to Registrant at any time during the fiscal years ended March 30, 2015 and 2014.

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

Item 14.                Principal Accountant Fees and Services.

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered for the years ended March 30, 2015 and 2014:

	2015	2014

Audit Fees	$21,000	$21,000
Audit-Related Fees	--	--
Tax Fees	$7,250	$7,250
All Other Fees	--	--

Audit fees consist of fees for the annual audit and review of Registrant’s interim financial statements and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2015 and 2014.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee. The Audit Committee approved all fiscal 2015 and 2014 principal accountant fees and services.

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

(3)  Exhibits.

Incorporated by
	Exhibit	Reference to
4.1	Fourth Amended and Restated Agreement of Trust of Registrant	Appendix A to Registrant’s Prospectus filed September 21, 1993 (File No. 33-58032)

10.1	Credit Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.2	Security and Pledge Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.3	Cash Collateral Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.4	Promissory Note dated December 27, 1993 from Trust to Citibank N.A.	Exhibit 10.4 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.5	Tri-Party Agreement dated as of December 27, 1993 between Trust, Citibank N.A. and United States Trust Company of New York	Exhibit 10.5 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.6	ACP Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-24600)

10.7	Creative Choice Homes VII, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1994 (File No. 0-24600)

10.8	Edgewood Manor Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)
10.9	Ledge / McLaren Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1994 (File No. 0-24600)

10.10	Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.7 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)

Incorporated by
	Exhibit	Reference to

10.11	First Amendment to Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)

10.12	Second Amendment to Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.9 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)

10.13	SB-92 Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.14	St. Christopher's Associates, L.P. V Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended June 29, 1994 (File No. 33-58032)

10.15	St. John Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.7 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.16	Starved Rock - LaSalle Manor Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-24600)

10.17	Vision Limited Dividend Housing Association Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1994 (File No. 0-24600)

16.1	Letter to the Securities and Exchange Commission from Reznick Group, P.C., dated November 9, 2012	Exhibit 16.1 to Current Report on Form 8-K filed on November 9, 2012

16.2	Letter to the Securities and Exchange Commission from CohnReznick LLP, dated July 24, 2013	Exhibit 16.1 to Current Report on Form 8-K filed on July 24, 2013

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*32.1	Section 1350 Certification of Chief Executive Officer

*32.2	Section 1350 Certification of Chief Financial Officer

99.1	Pages 11 through 21 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.1 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.2	Pages 26 through 48 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.2 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)
99.3	Pages 63 through 65 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.3 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.4	Supplement No. 2 dated November 16, 1993 to Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.4 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

Incorporated by
	Exhibit	Reference to

99.5	Supplement No. 3 dated November 23, 1994 to Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.5 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.6	Supplement No. 4 dated December 28, 1994 to Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.6 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.7	Independent Auditor’s Report of ACP Housing Associates, L.P. as of and for the year ended December 31, 2004	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-24600)

99.8	Independent Auditors’ Report of Creative Choice Homes VII, Ltd. as of and for the year ended December 31, 2004	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-24600)

99.9	Report of Independent Registered Public Accounting Firm of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-24600)

99.10	Report of Independent Registered Public Accounting Firm of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.8 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-24600)

99.11	Audited Financial Statements of Creative Choice Homes VII, Ltd. as of and for the year ended December 31, 2005	Exhibit 99.9 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-24600)

99.12	Audited Financial Statements of St. John Housing Associates Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-24600)

99.13	Independent Auditors’ Report of Ledge/McLaren Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-24600)

99.14	Audited Financial Statements of St. John Housing Associates Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-24600)

99.15	Audited Financial Statements of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.13 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-24600)

99.16	Deferred Fee Agreement between Registrant, the Manager and ML Fund Administrators Inc.	Exhibit 99.16 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

**101 INS	XBRL Instance Document

**101 SCH	XBRL Schema Document

**101 CAL	XBRL Calculation Linkbase Document

**101 DEF	XBRL Definition Linkbase Document

Incorporated by
	Exhibit	Reference to

**101 LAB	XBRL Labels Linkbase Document

**101 PRE	XBRL Presentation Linkbase Document

**101
Financial Statements from the Annual Report on Form 10-K of the Registrant for the year ended March 30, 2015, formatted in Extensible Business Reporting Language (“XBRL”); (i) Balance Sheets as of March 30, 2015 and 2014; (ii) Statements of Operations and Comprehensive Income (Loss) for the years ended March 30, 2015 and 2014; (iii) Statements of Changes in Owners’ Equity (Deficit) for the years ended March 30, 2015 and 2014; and (iv) Statements of Cash Flows for the years ended March 30, 2015 and 2014

        *Filed herewith.

**Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Reporton Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject toliability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act, except as shall be expressly set forth by specific reference in such filing or document.

(b) Exhibits.

See (a)(3) above.

(c) Financial Statement Schedules.

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT TRUST, A DELAWARE
STATUTORY BUSINESS TRUST SERIES I

By: Richman American Credit Corp.,
Manager

Dated: June 26, 2015	/s/Brian Myers
Brian Myers
Chief Executive Officer

Dated: June 26, 2015	/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/Brian Myers	Chief Executive Officer of the Manager	June 26, 2015
(Brian Myers)

/s/James Hussey	Chief Financial Officer of the Manager	June 26, 2015
(James Hussey)

/s/Richard Paul Richman	Sole Director of the Manager	June 26, 2015
(Richard Paul Richman)