Form 10-Q
period 2015-09-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 2015-10-30
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2015

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

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
BALANCE SHEETS
(UNAUDITED)

	September 29,	March 30,
	2015	2015

ASSETS

Cash and liquid investments

Cash and cash equivalents	$17,121	$18,886
Investment in Pemberwick Fund, a short duration bond fund	343,826	363,917

Total cash and liquid investments	360,947	382,803

Investment in local partnerships	469,286	395,782

	$830,233	$778,585

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$12,125	$15,925
Payable to manager and affiliates	648,615	586,503

	660,740	602,428

Commitments and contingencies

Owners' equity (deficit)

Manager	(162,201)	(162,142)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)	330,460	336,253
Accumulated other comprehensive income	1,234	2,046

	169,493	176,157

	$830,233	$778,585

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 2015 AND 2014
(UNAUDITED)

	Three Months Ended September 29, 2015	Six Months Ended September 29, 2015	Three Months Ended September 29, 2014	Six Months Ended September 29, 2014

REVENUE

Interest	$868	$1,727	$2,298	$3,891
Other income from local partnerships	10,562	10,562		3,000

TOTAL REVENUE	11,430	12,289	2,298	6,891

EXPENSES

Management fee	32,136	64,609	32,472	59,625
Professional fees	8,364	19,321	8,333	18,910
Printing, postage and other	3,718	9,965	10,708	10,853

TOTAL EXPENSES	44,218	93,895	51,513	89,388

	(32,788)	(81,606)	(49,215)	(82,497)

Equity in income of investment in local partnerships	21,320	73,504	76,912	157,742

INCOME (LOSS) PRIOR TO GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(11,468)	(8,102)	27,697	75,245

GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	2,250	2,250

NET INCOME (LOSS)	(9,218)	(5,852)	27,697	75,245

Other comprehensive loss - investment in Pemberwick Fund	(87)	(812)	(1,425)	(125)

COMPREHENSIVE INCOME (LOSS)	$(9,305)	$(6,664)	$26,272	$75,120

NET INCOME (LOSS) ATTRIBUTABLE TO

Manager	$(93)	$(59)	$277	$752
Beneficial owners	(9,125)	(5,793)	27,420	74,493

	$(9,218)	$(5,852)	$27,697	$75,245

NET INCOME (LOSS) per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)	$(.49)	$(.31)	$1.47	$3.99

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 29, 2015 AND 2014
(UNAUDITED)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$1,618	$3,024
Cash paid for
Management fees	(2,497)	(2,591)
Professional fees	(22,251)	(25,885)
Printing, postage and other expenses	(10,835)	(11,890)

Net cash used in operating activities	(33,965)	(37,342)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds in connection with sale of limited partner interests/local partnership properties	2,250
Investments in Pemberwick Fund	(1,612)	(2,937)
Redemptions from Pemberwick Fund	21,000	95,000
Distributions received from local partnerships	10,562	63,233

Net cash provided by investing activities	32,200	155,296

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to owners		(131,824)

Net cash used in financing activities		(131,824)

Net decrease in cash and cash equivalents	(1,765)	(13,870)

Cash and cash equivalents at beginning of period	18,886	111,475

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,121	$97,605

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized loss on investment in Pemberwick Fund	$(812)	$(125)

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
STATEMENTS OF CASH FLOWS - CONTINUED
SIX MONTHS ENDED SEPTEMBER 29, 2015 AND 2014
(UNAUDITED)

	2015	2014

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$(5,852)	$75,245

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in income of investment in local partnerships	(73,504)	(157,742)
Gain on sale of limited partner interests/local partnership properties	(2,250)
Gain on redemptions from Pemberwick Fund	(109)	(867)
Other income from local partnerships	(10,562)	(3,000)
Decrease in accounts payable and accrued expenses	(3,800)	(8,012)
Increase in payable to manager and affiliates	62,112	57,034

NET CASH USED IN OPERATING ACTIVITIES	$(33,965)	$(37,342)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 29, 2015
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Trust, a Delaware statutory business trust Series I (the “Trust”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. The results of operations are impacted, in part, by the combined results of operations of the Trust’s investee partnerships (the “Local Partnerships”), which are provided by the general partners of the Local Partnerships (the “Local General Partners”) on an unaudited basis during interim periods. Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information. In the opinion of the manager of the Trust (the “Manager”), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2015 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended September 29, 2015 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Trust initially acquired limited partner equity interests (the “Local Partnership Interests”) in ten Local Partnerships representing capital contributions in the aggregate amount of $14,837,956, which includes voluntary advances (the “Advances”) made to certain Local Partnerships and all of which has been paid. As of September 29, 2015, the Trust holds a Local Partnership Interest in five Local Partnerships. The Trust has no legal obligation to fund any operating deficits of the Local Partnerships.

During the six months ended September 29, 2015, the Trust sold its Local Partnership Interest in Ledge/McLaren Limited Partnership (“Ledge/McLaren”) to an affiliate of the Local General Partner of Ledge/McLaren; the Trust received $2,250 in connection with the sale. Such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the six months ended September 29, 2015. After accounting for its share of cumulative income, losses and distributions, the Trust’s investment in Ledge/McLaren had reached a zero balance prior to the sale.

For the six months ended September 29, 2015, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2015	$395,782

Distributions from Local Partnerships	(10,562)

Distributions classified as other income	10,562

Equity in income of investment in local partnerships	73,504	*

Investment in local partnerships as of September 29, 2015	$469,286

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
SEPTEMBER 29, 2015
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

The Trust’s investment in St. John Housing Associates, L.P. (“St. John Housing”) represents more than 20% of the Trust’s total assets as of September 29, 2015 and the equity in income from the Trust’s investment in St. John Housing represents more than 20% of the Trust’s net loss for the six months then ended. The following financial information represents certain unaudited balance sheet and operating statement data of St. John Housing as of and for the six months ended June 30, 2015:

Total assets	$5,279,624

Total liabilities	$2,617,508

Revenue	$671,443

Net income	$74,246

3.	Investment in Pemberwick Fund

The Trust carries its investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) at estimated fair value. The fair value of the Trust’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Trust has the ability to access. Pemberwick’s net asset value (“NAV”) is $10.04 per share as of September 29, 2015. An unrealized gain of $1,234 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of September 29, 2015. The Trust has earned $55,007 of interest revenue from the date of its initial investment in Pemberwick through September 29, 2015.

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

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of September 29, 2015, American Tax Credit Trust, a Delaware statutory business trust Series I (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2015. Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of Registrant’s investee partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code. During the six months ended September 29, 2015, Registrant received cash from interest revenue, redemptions from Pemberwick Fund, a short duration bond fund (“Pemberwick”) and the sale of its Local Partnership Interest in Ledge/McLaren Limited Partnership (“Ledge/McLaren”) (see discussion below under Local Partnership Matters), and utilized cash for operating expenses and investments in Pemberwick. Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $22,000 during the six months ended September 29, 2015 (which includes an unrealized loss on investment in Pemberwick of approximately $1,000). During the six months ended September 29, 2015, the investment in local partnerships increased as a result of Registrant's equity in the Local Partnerships' net income for the six months ended June 30, 2015 of $73,504. Payable to manager and affiliates in the accompanying unaudited balance sheet as of September 29, 2015 represents deferred management fees.

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

Registrant’s operations for the three months ended September 29, 2015 and 2014 resulted in net income (loss) of $(9,218) and $27,697, respectively. The increase in net loss is primarily attributable to a decrease in equity in income of investment in local partnerships of approximately $56,000, which is the result of a decrease in the net income of St. John Housing Associates, L.P. (“St. John Housing”), the only Local Partnership in which Registrant continues to have an investment balance, partially offset by (i) a net decrease in operating expenses of approximately $7,000 and (ii) a net increase in interest revenue and other income from local partnerships of approximately $9,000. Other comprehensive loss for the three months ended September 29, 2015 resulted from an unrealized loss on investment in Pemberwick of $87.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant’s operations for the six months ended September 29, 2015 and 2014 resulted in net income (loss) of $(5,852) and $75,245, respectively. The increase in net loss is primarily attributable to a decrease in equity in income of investment in local partnerships of approximately $84,000, which is the result of a decrease in the net income of St. John Housing. Other comprehensive loss for the six months ended September 29, 2015 resulted from an unrealized loss on investment in Pemberwick of $812.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to the Beneficial Owners, has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2010. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its remaining Local Partnership Interests. As of October 30, 2015, Registrant owns five of the ten Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of the Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

The remaining Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. Three of the five remaining Local Partnerships receive rental subsidy payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”). The subsidy agreements expire at various times. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of the Local Partnerships currently receiving such subsidy. The three Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines. Two of the Local Partnerships entered into restructuring agreements in prior years, resulting in changes to both rent subsidy and mandatory debt service.

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

During the six months ended September 29, 2015, Registrant sold its Local Partnership Interest in Ledge/McLaren to an affiliate of the Local General Partner of Ledge/McLaren; Registrant received $2,250 in connection with the sale. Such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the six months ended September 29, 2015.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended September 29, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager concluded that Registrant’s disclosure controls and procedures were effective as of September 29, 2015.

There were no changes in Registrant’s internal control over financial reporting during the three months ended September 29, 2015 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Part II - OTHER INFORMATION
Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Registrant has disposed of one of the six Local Partnership Interests owned as of June 26, 2015 (the date on which Registrant filed its Annual Report on Form 10-K for the year ended March 30, 2015). There have been no other material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2015.

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

AMERICAN TAX CREDIT TRUST, A DELAWARE
STATUTORY BUSINESS TRUST SERIES I

By: Richman American Credit Corp.
The Manager

Dated: October 30, 2015	/s/Brian Myers
By: Brian Myers
Chief Executive Officer

Dated: October 30, 2015	/s/James Hussey
By: James Hussey
Chief Financial Officer

Dated: October 30, 2015	/s/Richard Paul Richman
By: Richard Paul Richman
Sole Director