Form 10-Q
period 2015-12-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2016-02-01
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2015

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes    X    No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes     X      No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer       Accelerated Filer       Non-Accelerated Filer        Smaller Reporting Company   X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No   X

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
BALANCE SHEETS
(UNAUDITED)

	December 30,	March 30,
	2015	2015

ASSETS

Cash and liquid investments

Cash and cash equivalents	$12,118	$18,886
Investment in Pemberwick Fund, a short duration bond fund	343,595	363,917

Total cash and liquid investments	355,713	382,803

Investment in local partnerships	413,264	395,782

	$768,977	$778,585

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$16,438	$15,925
Payable to manager and affiliates	678,853	586,503

	695,291	602,428

Commitments and contingencies

Owners' equity (deficit)

Manager	(163,148)	(162,142)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)	236,629	336,253
Accumulated other comprehensive income	205	2,046

	73,686	176,157

	$768,977	$778,585

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 2015 AND 2014
(UNAUDITED)

	Three Months Ended December 30, 2015	Nine Months Ended December 30, 2015	Three Months Ended December 30, 2014	Nine Months Ended December 30, 2014

REVENUE

Interest	$799	$2,526	$2,299	$6,190
Other income from local partnerships	3,000	13,562		3,000

TOTAL REVENUE	3,799	16,088	2,299	9,190

EXPENSES

Management fee	31,464	96,073	32,473	92,098
Professional fees	9,051	28,372	8,178	27,088
Printing, postage and other	2,040	12,005	3,703	14,556

TOTAL EXPENSES	42,555	136,450	44,354	133,742

	(38,756)	(120,362)	(42,055)	(124,552)

Equity in income (loss) of investment in local partnerships	(56,022)	17,482	(2,182,918)	(2,025,176)

LOSS PRIOR TO GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(94,778)	(102,880)	(2,224,973)	(2,149,728)

GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES		2,250

NET LOSS	(94,778)	(100,630)	(2,224,973)	(2,149,728)

Other comprehensive loss - investment in Pemberwick Fund	(1,029)	(1,841)	(3,075)	(3,200)

COMPREHENSIVE LOSS	$(95,807)	$(102,471)	$(2,228,048)	$(2,152,928)

NET LOSS ATTRIBUTABLE TO

Manager	$(947)	$(1,006)	$(22,249)	$(21,497)
Beneficial owners	(93,831)	(99,624)	(2,202,724)	(2,128,231)

	$(94,778)	$(100,630)	$(2,224,973)	$(2,149,728)

NET LOSS per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)	$(5.03)	$(5.34)	$(118.08)	$(114.09)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2015 AND 2014
(UNAUDITED)
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$2,417	$4,286
Cash paid for
Management fees	(3,723)	(253,877)
Professional fees	(26,989)	(32,000)
Printing, postage and other expenses	(12,875)	(15,593)

Net cash used in operating activities	(41,170)	(297,184)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds in connection with sale of limited partner interests/local partnership properties	2,250
Investments in Pemberwick Fund	(2,410)	(4,148)
Redemptions from Pemberwick Fund	21,000	295,000
Distributions received from local partnerships	13,562	63,233

Net cash provided by investing activities	34,402	354,085

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to owners		(131,824)

Net cash used in financing activities		(131,824)

Net decrease in cash and cash equivalents	(6,768)	(74,923)

Cash and cash equivalents at beginning of period	18,886	111,475

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,118	$36,552

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized loss on investment in Pemberwick Fund	$(1,841)	$(3,200)

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
STATEMENTS OF CASH FLOWS - CONTINUED
NINE MONTHS ENDED DECEMBER 30, 2015 AND 2014
(UNAUDITED)
	2015	2014

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(100,630)	$(2,149,728)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss (income) of investment in local partnerships	(17,482)	2,025,176
Gain on sale of limited partner interests/local partnership properties	(2,250)
Gain on redemptions from Pemberwick Fund	(109)	(1,904)
Other income from local partnerships	(13,562)	(3,000)
Increase (decrease) in accounts payable and accrued expenses	513	(5,949)
Increase (decrease) in payable to manager and affiliates	92,350	(161,779)

NET CASH USED IN OPERATING ACTIVITIES	$(41,170)	$(297,184)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2015
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Trust, a Delaware statutory business trust Series I (the "Trust") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. The results of operations are impacted, in part, by the combined results of operations of the Trust's investee partnerships (the "Local Partnerships"), which are provided by the general partners of the Local Partnerships (the "Local General Partners") on an unaudited basis during interim periods. Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information. In the opinion of the manager of the Trust (the "Manager"), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2015 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended December 30, 2015 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Trust initially acquired limited partner equity interests (the "Local Partnership Interests") in ten Local Partnerships representing capital contributions in the aggregate amount of $14,837,956, which includes voluntary advances (the "Advances") made to certain Local Partnerships and all of which has been paid. As of December 30, 2015, the Trust holds a Local Partnership Interest in five Local Partnerships (see discussion below regarding the Trust's sale of its Local Partnership Interest in SB-92 Limited Partnership ("SB-92") subsequent to December 30, 2015). The Trust has no legal obligation to fund any operating deficits of the Local Partnerships.

During the nine months ended December 30, 2015, the Trust sold its Local Partnership Interest in Ledge/McLaren Limited Partnership ("Ledge/McLaren") to an affiliate of the Local General Partner of Ledge/McLaren; the Trust received $2,250 in connection with the sale. Such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the nine months ended December 30, 2015. After accounting for its share of cumulative income, losses and distributions, the Trust's investment in Ledge/McLaren had reached a zero balance prior to the sale.

Subsequent to December 30, 2015, the Trust sold its Local Partnership Interest in SB-92 to an affiliate of the Local General Partner of SB-92; the Trust received $5,000 in connection with the sale.  After accounting for its share of cumulative income, losses and distributions, the Trust's investment in SB-92 had reached a zero balance prior to the sale; the proceeds will be recorded by the Trust as gain on sale of limited partner interests/local partnership properties.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 30, 2015
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

For the nine months ended December 30, 2015, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2015	$395,782

Distributions from Local Partnerships	(13,562)

Distributions classified as other income	13,562

Equity in income of investment in local partnerships	17,482	*

Investment in local partnerships as of December 30, 2015	$413,264

*In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to the Trust is recognized to the extent of the Trust's investment balance in each Local Partnership. Equity in loss in excess of the Trust's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership.

The Trust's investment in St. John Housing Associates, L.P. ("St. John Housing") represents more than 20% of the Trust's total assets as of December 30, 2015. The following financial information represents certain unaudited balance sheet and operating statement data of St. John Housing as of and for the nine months ended September 30, 2015:

Total assets	$5,217,650

Total liabilities	$2,612,121

Revenue	$942,099

Net income	$17,659

3.	Investment in Pemberwick Fund

The Trust carries its investment in Pemberwick Fund, a short duration bond fund ("Pemberwick") at estimated fair value. The fair value of the Trust's investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification ("ASC") Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Trust has the ability to access. Pemberwick's net asset value ("NAV") is $10.01 per share as of December 30, 2015. An unrealized gain of $205 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of December 30, 2015. The Trust has earned $55,805 of interest revenue from the date of its initial investment in Pemberwick through December 30, 2015.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 30, 2015
(UNAUDITED)

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

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of December 30, 2015, American Tax Credit Trust, a Delaware statutory business trust Series I (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2015. Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of Registrant's investee partnerships (the "Local Partnerships"), which own low-income multifamily residential complexes (the "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code. During the nine months ended December 30, 2015, Registrant received cash from interest revenue, redemptions from Pemberwick Fund, a short duration bond fund ("Pemberwick") and the sale of its Local Partnership Interest in Ledge/McLaren Limited Partnership ("Ledge/McLaren") (see discussion below under Local Partnership Matters), and utilized cash for operating expenses and investments in Pemberwick. Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $27,000 during the nine months ended December 30, 2015 (which includes an unrealized loss on investment in Pemberwick of approximately $2,000). During the nine months ended December 30, 2015, the investment in local partnerships increased as a result of Registrant's equity in the Local Partnerships' net income for the nine months ended September 30, 2015 of $17,482. Payable to manager and affiliates in the accompanying unaudited balance sheet as of December 30, 2015 represents deferred management fees.

Results of Operations

Registrant's operating results are dependent, in part, upon the operating results of the Local Partnerships and are impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership.

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

Registrant's operations for the three months ended December 30, 2015 and 2014 resulted in net losses of $94,778 and $2,224,973, respectively. The decrease is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $2,127,000, which is mainly the result of a $2,200,000 Local Partnership Carrying Value adjustment to St. John Housing Associates, L.P. ("St. John Housing"), the Local Partnership in which Registrant continues to have an investment balance, during the three months ended December 30, 2014. Equity in income of investment in local partnerships resulting from the net income of St. John Housing decreased by approximately $73,000 during the three months ended December 30, 2015 as compared to the three months ended December 30, 2014. Other comprehensive loss for the three months ended December 30, 2015 resulted from an unrealized loss on investment in Pemberwick of $1,029.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations  (Continued).

Registrant's operations for the nine months ended December 30, 2015 and 2014 resulted in net losses of $100,630 and $2,149,728, respectively. The decrease is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $2,043,000, which is mainly the result of a $2,200,000 Local Partnership Carrying Value adjustment to St. John Housing during the nine months ended December 30, 2014. Equity in income of investment in local partnerships resulting from the net income of St. John Housing decreased by approximately $157,000 during the nine months ended December 30, 2015 as compared to the nine months ended December 30, 2014. Other comprehensive loss for the nine months ended December 30, 2015 resulted from an unrealized loss on investment in Pemberwick of $1,841.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to the Beneficial Owners, has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2010. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the "Extended Use Provisions").  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its remaining Local Partnership Interests. As of February 1, 2016, Registrant owns four of the ten Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of the Local Partnerships (the "Local General Partners") to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the Manager's intention to sell or assign Registrant's remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

The remaining Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located in New York, Florida, Indiana and Michigan. Two of the four remaining Local Partnerships receive rental subsidy payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service ("NOI") and debt structure of the Local Partnerships currently receiving such subsidy. The two Local Partnerships' Section 8 contracts are currently subject to renewal under applicable HUD guidelines. One of the Local Partnerships entered into a restructuring agreement in a prior year, resulting in changes to both rent subsidy and mandatory debt service.

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

During the nine months ended December 30, 2015, Registrant sold its Local Partnership Interest in Ledge/McLaren to an affiliate of the Local General Partner of Ledge/McLaren; Registrant received $2,250 in connection with the sale. Such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the nine months ended December 30, 2015. After accounting for its share of cumulative income, losses and distributions, Registrant's investment in Ledge/McLaren had reached a zero balance prior to the sale.

Subsequent to December 30, 2015, Registrant sold its Local Partnership Interest in SB-92 Limited Partnership ("SB-92") to an affiliate of the Local General Partner of SB-92; Registrant received $5,000 in connection with the sale.  After accounting for its share of cumulative income, losses and distributions, Registrant's investment in SB-92 had reached a zero balance prior to the sale; the proceeds will be recorded by Registrant as gain on sale of limited partner interests/local partnership properties.

Critical Accounting Policies and Estimates

The accompanying unaudited financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which requires Registrant to make certain estimates and assumptions. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant's financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the accompanying unaudited financial statements.

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

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations  (Continued).

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810; Subtopic 10 because Registrant is not considered the primary beneficiary. Registrant's balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. Registrant's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the Local General Partners. In addition, the Local Partnerships' partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships' economic success.

Forward-Looking Information

As a cautionary note, with the exception of historical facts, the matters discussed in this quarterly report on Form 10-Q are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Forward-looking statements may relate to, among other things, current expectations, forecasts of future events, future actions, future performance generally, business development activities, capital expenditures, strategies, the outcome of contingencies, future financial results, financing sources and availability and the effects of regulation and competition. Words such as "anticipate," "expect," "intend," "plan," "seek," "estimate" and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. Registrant may also provide written forward-looking statements in other materials released to the public. Such statements are made in good faith by Registrant pursuant to the "Safe Harbor" provisions of the Reform Act. Registrant undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Such forward-looking statements involve known risks, uncertainties and other factors that may cause Registrant's actual results of operations or actions to be materially different from future results of operations or actions expressed or implied by the forward-looking statements.

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

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Item 4.                  Controls and Procedures (Continued).

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended December 30, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager concluded that Registrant's disclosure controls and procedures were effective as of December 30, 2015.

There were no changes in Registrant's internal control over financial reporting during the three months ended December 30, 2015 that have materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Part II - OTHER INFORMATION

Item 1.                  Legal Proceedings.

None.

Item 1A.             Risk Factors.

Registrant has disposed of two of the six Local Partnership Interests owned as of June 26, 2015 (the date on which Registrant filed its Annual Report on Form 10-K for the year ended March 30, 2015). There have been no other material changes from the risk factors previously disclosed in Item 1A of Registrant's Annual Report on Form 10-K for the year ended March 30, 2015.

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

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT TRUST, A DELAWARE
STATUTORY BUSINESS TRUST SERIES I

By: Richman American Credit Corp.
The Manager

Dated: February 1, 2016	/s/Brian Myers
By: Brian Myers
Chief Executive Officer

Dated: February 1, 2016	/s/James Hussey
By: James Hussey
Chief Financial Officer

Dated: February 1, 2016	/s/Richard Paul Richman
By: Richard Paul Richman
Sole Director