Form 10-K
period 2016-03-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2016-06-20
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2016

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

Units of Beneficial Ownership Interest
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes _____   No     X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes         No    X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes      X      No ___

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer                Accelerated Filer                  Non-Accelerated Filer                         Smaller Reporting Company     X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes           No    X

Documents incorporated by reference:
Pages 11 through 21, 26 through 48 and 63 through 65 of Registrant's prospectus dated September 7, 1993, as supplemented by Supplement No. 1, Supplement No. 2, Supplement No. 3 and Supplement No. 4 dated September 7, 1993, November 16, 1993, November 23, 1994 and December 28, 1994, respectively, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, and filed as Exhibits hereto, are incorporated by reference into Part I of this Annual Report.

PART I

Item 1.                   Business.

General Development of Business and Narrative Description of Business

American Tax Credit Trust, a Delaware statutory business trust (the "Registrant"), was formed on February 4, 1993 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code (the "IRC"), through the acquisition of limited partner equity interests (the "Local Partnership Interest" or "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. The Local Partnerships hold their respective Properties in fee. Registrant initially invested in ten such Local Partnerships. Registrant considers its activity to constitute a single industry segment.

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

On September 13, 1993, Registrant commenced, through Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") and PaineWebber Incorporated ("PaineWebber"), the offering of up to 150,000 units of beneficial ownership interest (the "Units") at $1,000 per Unit to investors (the "Beneficial Owners") in one to twenty series (each a "Series"). This filing is presented for Series I only and as used herein, the term Registrant refers to Series I of the Trust. On November 29, 1993, January 28, 1994 and May 25, 1994 the closings for 8,460, 4,909 and 5,285 Units, respectively, took place, amounting to aggregate Beneficial Owners' capital contributions of $18,654,000.

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

Disposal of Local Partnership Interests

Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 20, 2016, Registrant owns three of the ten Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of the Local Partnerships (the "Local General Partners") to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the Manager's intention to sell or assign Registrant's remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

Item 1.                   Business (Continued).

Financial Information About Industry Segments

Registrant is engaged solely in the business of owning a Local Partnership Interest in each of the Local Partnerships. A presentation of information regarding industry segments is not applicable and would not be material to an understanding of Registrant's business taken as a whole. See Item 8 below - Financial Statements and Supplementary Data.

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

Regulation

The following is a brief summary of certain regulations applicable to Registrant and is not, nor should it be considered, a full summary of the law or all related issues. Other than as set forth above and below, Registrant is not aware of any existing or probable federal, state or local governmental regulations, or any recent changes to such governmental regulations, which would have an effect on Registrant's business.

One of the three remaining Properties owned by the Local Partnerships has a government funded rental subsidy that affords the low-income tenants the ability to reside at the Property. During the period that a subsidy agreement between the United States Department of Housing and Urban Development ("HUD") and a Local Partnership is in existence, the Local Partnership Interest of such Local Partnership may not be sold, and the Property may not be transferred by the Local Partnership to another entity, without HUD's approval, which may be subject to various conditions. In particular, the transfer of title of the Property by the Local Partnership is expected to be required to be closed in escrow pending HUD approval. In addition, as a condition to such disposal, Registrant anticipates that HUD will require the Local Partnership to dedicate resources to maintenance in order to correct deficiencies in the physical condition of the Property. Correction of such deficiencies will probably require expenditures of significant amounts of funds, thus effectively reducing the amount of any net proceeds from the sale of the Property. There can be no assurance that the required governmental agency will approve any requested transfer, that such approval will be received in a timely manner or that other conditions will not be imposed for such approval. The failure to obtain or a delay in obtaining any required approval would have adverse consequences to the Beneficial Owners.

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

Certain of the Local Partnerships are subject to restrictions on the amount of annual cash distributions to partners under the terms of such Local Partnerships' loan, regulatory or other agreements.

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

Registrant initially acquired Local Partnership Interests in ten Local Partnerships. As discussed above in Item 1 - Business, the Compliance Period of all of the Local Partnerships had expired as of December 31, 2010 and, accordingly, Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 20, 2016, Registrant owns three of the ten Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the Local General Partners to commence a sale process to dispose of the Properties, which Registrant intends will result in a termination of Registrant's remaining Local Partnership Interests and ultimately the dissolution of Registrant.

In the event a sale of the remaining Properties cannot be consummated, it is the Manager's intention to sell or assign Registrant's remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. In addition, certain of the Local Partnerships entered into agreements with Extended Use Provisions with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period. While the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. There can be no assurance as to when the Local Partnerships will dispose of the Properties, when Registrant will dispose of the remaining Local Partnership Interests or the amount of proceeds which may be received in such dispositions. In addition to amounts that remain outstanding under the terms of the debt structure of the respective Local Partnerships, certain Local Partnerships have outstanding obligations to the Local General Partners and/or affiliates thereof for operating advances made over the years and for certain fees that were deferred.

The initial Local Partnership Interests were acquired by Registrant from 1993 to 1995. Registrant owns a 99% Local Partnership Interest in the remaining Local Partnerships.

One of the three remaining Local Partnerships receives rental subsidy payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of the subsidies below). The subsidy agreement is scheduled to expire in 2019. Since October 1997, HUD has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service and debt structure of the Local Partnership currently receiving such subsidy. Such Local Partnership's Section 8 contract is currently subject to renewal under applicable HUD guidelines.

Item 2.                            Properties (Continued).

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution	Mortgage loans payable as of December 31, 2015		Subsidy (see footnotes)
ACP Housing Associates, L.P. ACP Housing Apartments New York, New York	28	$737,222	$1,276,330		(1b	)
Creative Choice Homes VII, Ltd. Coral Gardens Homestead, Florida	91	2,382,812	1,330,000		(1a&c	)
Edgewood Manor Associates, L.P. (2), (8) Edgewood Manor Apartments Philadelphia, Pennsylvania	49	2,053,799	--	(2)
Ledge/McLaren Limited Partnership (3), (5) Ledge/McLaren Apartments Nashua, New Hampshire	8	343,079	--	(3)
Penn Apartment Associates (2) Penn Apartments Chester, Pennsylvania	15	852,180	--	(2)
SB-92 Limited Partnership (3), (6) Shaker Boulevard Gardens Cleveland, Ohio	73	795,255	--	(3)
St Christopher's Associates, L.P. V (2), (4), (8) Lehigh Park Philadelphia, Pennsylvania	29	2,081,877	--	(2)
St. John Housing Associates, L.P. (7) St. John Homes Gary, Indiana	144	3,546,861	2,403,640
Starved Rock - LaSalle Manor Limited Partnership (2) LaSalle Manor LaSalle, Illinois	48	634,327	--	(2)
Vision Limited Dividend Housing Association Limited Partnership Helen Odean Butler Apartments Detroit, Michigan	97	1,410,544	5,051,401		(1b	)
		$14,837,956	$10,061,371

(1)	Description of Subsidies:

(a)
Section 8 of Title II of the Housing and Community Development Act of 1974 allows qualified low-income tenants to pay thirty percent of their monthly income as rent with the balance paid by the federal government.

	(b)	The Local Partnership's debt structure includes a principal or interest payment subsidy.

Item 2.	Properties (Continued).

	(c)	The Local Partnership's Section 8 contract is currently subject to renewal under applicable HUD guidelines.

(2)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheets of the Local Partnerships as of December 31, 2015 and 2014 in Note 5 to the accompanying financial statements.

(3)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheet of the Local Partnerships as of December 31, 2015 in Note 5 to the accompanying financial statements.

(4)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in January 2014. The combined statement of operations of the Local Partnerships for the year ended December 31, 2014 included in Note 5 to the accompanying financial statements does not include any results of operations for such Local Partnership.

(5)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in August 2015. The combined statement of operations of the Local Partnerships for the year ended December 31, 2015 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale (see Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, herein).

(6)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in December 2015. The combined statement of operations of the Local Partnerships for the year ended December 31, 2015 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership for all of 2015 (see Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, herein).

(7)
Registrant assigned its Local Partnership Interest to an affiliate of the Local General Partner in January 2016 (see Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, herein).

(8)	Capital contribution includes voluntary advances made to the Local Partnership.

Item 3.                   Legal Proceedings.

None.

Item 4.                   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.                   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is no established public trading market for the Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of record holders of Units as of June 8, 2016 was approximately 696, holding an aggregate of 18,654 Units.

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

Distributions

Registrant owns a Local Partnership Interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements.  Registrant was required to pay nonresident state withholding taxes of $36,141 on behalf of certain of the Beneficial Owners in April 2014 in connection with gains recognized by certain Local Partnerships for the year ended December 31, 2013. Registrant made a distribution to the Beneficial Owners in the amount of approximately $7 per Unit in July 2014 to Unit holders of record as of June 27, 2014. The $7 per Unit includes the nonresident state withholding taxes referred to above. There were no cash distributions to the Beneficial Owners during the year ended March 30, 2016. Any future distributions to the Beneficial Owners will be dependent on the amount received by Registrant in connection with the sale of its remaining Local Partnership Interests and/or the sale of the remaining Local Partnerships' Properties, among other factors. There can be no assurance as to the amount and timing of such distributions, if any.

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

Capital Resources and Liquidity

Registrant admitted beneficial owners (the "Beneficial Owners") in three closings with aggregate Beneficial Owners' capital contributions of $18,654,000. In connection with the offering of the sale of units (the "Units") of beneficial ownership, Registrant incurred organization and offering costs of approximately $2,331,000 and established a working capital reserve of approximately $1,287,000. The remaining net proceeds of approximately $15,036,000 (the "Net Proceeds") were available to be applied to the acquisition of limited partner interests (the "Local Partnership Interest" or "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") which own low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code (the "IRC"). The Net Proceeds were utilized in acquiring a Local Partnership Interest in ten Local Partnerships.

As of March 30, 2016, Registrant has cash and cash equivalents and investment in Pemberwick Fund, a short duration bond fund ("Pemberwick") totaling $355,002, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships. In addition, although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Local Partnership, Registrant may be entitled to sales proceeds of certain Local Partnerships' Properties and may receive proceeds in the event of a sale of its remaining Local Partnership Interests.

During the year ended March 30, 2016, Registrant received cash from interest revenue, redemptions from Pemberwick, distributions from Local Partnerships and proceeds from the disposal of certain Local Partnership Interests (see discussion below under Local Partnership Matters), and utilized cash for operating expenses and investments in Pemberwick. Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $28,000 during the year ended March 30, 2016, (which includes an unrealized loss on investment in Pemberwick of approximately $1,000).

During the year ended March 30, 2016, the investment in local partnerships was reduced to zero as a result of equity in loss of investment in local partnerships of $116,987, representing Registrant's allocation of loss under applicable guidelines, and the write-off of the remaining investment balance in St. John Housing Associates, L.P. ("St. John Housing") of $278,795 upon Registrant's assignment of its Local Partnership Interest (see discussion below herein Item 7 under Results of Operations and Local Partnership Matters).  Payable to manager and affiliates in the accompanying balance sheet as of March 30, 2016 represents deferred management fees.

Results of Operations

Registrant's operating results are dependent, in part, upon the operating results of the Local Partnerships and are impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. However, the combined statements of operations of the Local Partnerships reflected in Note 5 to Registrant's financial statements include the operating results of all Local Partnerships in which Registrant owned an interest during the periods, irrespective of Registrant's investment balances (see discussion above in Item 2 - Properties). As a result of cumulative equity losses and distributions and the sale of certain Local Partnerships' Properties and/or Registrant's Local Partnership Interests, Registrant's investment in local partnerships reached a zero balance during the year ended March 30, 2016.

Cumulative losses and cash distributions in excess of investment in local partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. Accordingly, cumulative losses and cash distributions in excess of the investment are not necessarily indicative of adverse operating results of a Local Partnership.

Item 7.                            Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant's operations for the years ended March 30, 2016 and 2015 resulted in net losses of $541,227 and $2,233,475, respectively. The decrease is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $1,945,000, which is mainly the result of a $2,200,000 adjustment to the carrying value of St. John Housing in fiscal 2015, the Local Partnership in which Registrant had an investment balance as of March 30, 2015, partially offset by an increase in equity in loss of investment in local partnerships resulting from the operating activity of St. John Housing of approximately $255,000, all partially offset by loss on sale of limited partner interests/local partnership properties of approximately $272,000 in fiscal 2016 (see discussion below herein Item 7 under Local Partnership Matters). Other comprehensive loss for the year ended March 30, 2016 resulted from an unrealized loss on investment in Pemberwick of $810.

The remaining Local Partnerships' net loss of approximately $245,000 for the year ended December 31, 2015 includes depreciation and amortization expense of approximately $973,000 and interest on non-mandatory debt of approximately $249,000, and does not include principal payments on permanent mortgages of approximately $302,000. The Local Partnerships' net income of approximately $57,000 for the year ended December 31, 2014 includes depreciation and amortization expense of approximately $823,000 and interest on non-mandatory debt of approximately $235,000, and does not include principal payments on permanent mortgages of approximately $451,000. The results of operations of the Local Partnerships for the year ended December 31, 2015 are not indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to its Beneficial Owners, has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2010. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the "Extended Use Provisions").  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 20, 2016, Registrant owns three of the ten Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of the Local Partnerships (the "Local General Partners") to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the Manager's intention to sell or assign Registrant's remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

The remaining Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located in New York, Florida and Michigan. One of the three remaining Local Partnerships receives rental subsidy payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreement is scheduled to expire in 2019. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service ("NOI") and debt structure of the Local Partnership currently receiving such subsidy. Such Local Partnership's Section 8 contract is currently subject to renewal under applicable HUD guidelines.

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

During the year ended March 30, 2016, Registrant sold its Local Partnership Interest in Ledge/McLaren Limited Partnership ("Ledge/McLaren") to an affiliate of the Local General Partner of Ledge/McLaren; Registrant received $2,250 in connection with the sale. Such amount is included in gain (loss) on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2016.

During the year ended March 30, 2016, Registrant sold its Local Partnership Interest in SB-92 Limited Partnership ("SB-92") to an affiliate of the Local General Partner of SB-92; Registrant received $5,000 in connection with the sale.  Such amount is included in gain (loss) on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2016.

During the year ended March 30, 2016, Registrant assigned its Local Partnership Interest in St. John Housing to an affiliate of the Local General Partner of St. John Housing; there were no proceeds in connection with the assignment. After accounting for its share of cumulative income, losses and distributions, Registrant recognized a loss of $278,795 in connection with the assignment as a write-off of its remaining investment balance. Such amount is included in gain (loss) on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2016.

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations.

Contractual Obligations

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Off - Balance Sheet Arrangements

Registrant does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Registrant's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Beneficial Owners.

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

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810; Subtopic 10, because Registrant is not considered the primary beneficiary. Registrant's balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. Registrant's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the Local General Partners. In addition, the Local Partnerships' partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships' economic success. As a result of cumulative equity losses and distributions and the sale of certain Local Partnerships' Properties and/or Registrant's Local Partnership Interests, Registrant's investment in local partnerships reached a zero balance during the year ended March 30, 2016.

Item 7.                             Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Forward-Looking Information

As a cautionary note, with the exception of historical facts, the matters discussed in this Annual Report on Form 10-K are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Forward-looking statements may relate to, among other things, current expectations, forecasts of future events, future actions, future performance generally, business development activities, capital expenditures, strategies, the outcome of contingencies, future financial results, financing sources and availability and the effects of regulation and competition. Words such as "anticipate," "expect," "intend," "plan," "seek," "estimate" and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. Registrant may also provide written forward-looking statements in other materials released to the public. Such statements are made in good faith by Registrant pursuant to the "Safe Harbor" provisions of the Reform Act.  Registrant undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Such forward-looking statements involve known risks, uncertainties and other factors that may cause Registrant's actual results of operations or actions to be materially different from future results of operations or actions expressed or implied by the forward-looking statements.

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

We have audited the accompanying balance sheets of American Tax Credit Trust, a Delaware statutory business trust Series I (the "Trust") as of March 30, 2016 and 2015, and the related statements of operations and comprehensive income (loss), changes in owners' equity (deficit) and cash flows for the years then ended. The Trust's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Trust, a Delaware statutory business trust Series I as of March 30, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Marks Paneth LLP

New York, New York
June 20, 2016

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
BALANCE SHEETS
MARCH 30, 2016 AND 2015
	2016	2015

ASSETS

Cash and liquid investments

Cash and cash equivalents	$9,514	$18,886
Investment in Pemberwick Fund - a short duration bond fund	345,488	363,917

Total cash and liquid investments	355,002	382,803

Investment in local partnerships		395,782

	$355,002	$778,585

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$26,021	$15,925
Payable to manager and affiliates	694,861	586,503

	720,882	602,428

Commitments and contingencies

Owners' equity (deficit)

Manager	(367,116)	(162,142)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)		336,253
Accumulated other comprehensive income	1,236	2,046

	(365,880)	176,157

	$355,002	$778,585

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 30, 2016 AND 2015
	2016	2015

REVENUE

Interest	$3,388	$7,033
Other income from local partnerships	13,562	3,000

TOTAL REVENUE	16,950	10,033

EXPENSES

Management fee - affiliate	113,305	124,571
Professional fees	42,384	38,195
Printing, postage and other	13,956	18,571

TOTAL EXPENSES	169,645	181,337

LOSS PRIOR TO EQUITY IN LOSS OF INVESTMENT IN LOCAL PARTNERSHIPS AND GAIN (LOSS) ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(152,695)	(171,304)

Equity in loss of investment in local partnerships	(116,987)	(2,062,171)

LOSS PRIOR TO GAIN (LOSS) ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(269,682)	(2,233,475)

GAIN (LOSS) ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(271,545)

NET LOSS	(541,227)	(2,233,475)

Other comprehensive loss - Pemberwick Fund	(810)	(2,478)

COMPREHENSIVE LOSS	$(542,037)	$(2,235,953)

NET LOSS ATTRIBUTABLE TO

Manager	$(204,974)	$(22,335)
Beneficial owners	(336,253)	(2,211,140)

	$(541,227)	$(2,233,475)

NET LOSS per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)	$(18.03)	$(118.53)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
STATEMENTS OF CHANGES IN OWNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2016 AND 2015

	Manager	Beneficial Owners	Accumulated Other Comprehensive Income (Loss)	Total

Owners' equity (deficit), March 30, 2014	$(138,488)	$2,677,898	$4,524	$2,543,934

Net loss	(22,335)	(2,211,140)		(2,233,475)

Distributions to owners	(1,319)	(130,505)		(131,824)

Other comprehensive loss - Pemberwick Fund			(2,478)	(2,478)

Owners' equity (deficit), March 30, 2015	(162,142)	336,253	2,046	176,157

Net loss	(204,974)	(336,253)		(541,227)

Other comprehensive loss - Pemberwick Fund			(810)	(810)

Owners' equity (deficit), March 30, 2016	$(367,116)	$--	$1,236	$(365,880)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2016 AND 2015

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$3,279	$5,129
Cash paid for
Management fees	(4,947)	(255,163)
Professional fees	(31,418)	(45,240)
Printing, postage and other expenses	(14,826)	(18,738)

Net cash used in operating activities	(47,912)	(314,012)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds in connection with sale of limited partner interests/local partnership properties	7,250
Distributions received from local partnerships	13,562	63,233
Investments in Pemberwick Fund	(3,272)	(4,986)
Redemptions from Pemberwick Fund	21,000	295,000

Net cash provided by investing activities	38,540	353,247

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to owners		(131,824)

Net cash used in investing activities		(131,824)

Net decrease in cash and cash equivalents	(9,372)	(92,589)

Cash and cash equivalents at beginning of year	18,886	111,475

CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,514	$18,886

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized loss on investment in Pemberwick Fund	$(810)	$(2,478)

See reconciliation of net loss to net cash used in operating activities on page 18.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED MARCH 30, 2016 AND 2015

	2016	2015

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(541,227)	$(2,233,475)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	116,987	2,062,171
Loss on sale of limited partner interests/local partnership properties	271,545
Other income from local partnerships	(13,562)	(3,000)
Gain on redemptions from Pemberwick Fund	(109)	(1,904)
Increase (decrease) in accounts payable and accrued expenses	10,096	(7,212)
Increase (decrease) in payable to manager and affiliates	108,358	(130,592)

NET CASH USED IN OPERATING ACTIVITIES	$(47,912)	$(314,012)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2016 AND 2015

1.	Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Trust, a Delaware statutory business trust Series I (the "Trust") was formed on February 4, 1993 under Chapter 38 of Title 12 of the Delaware Code. There was no operating activity until admission of the investors (the "Beneficial Owners") on November 29, 1993. The Trust was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code (the "IRC"), through the acquisition of limited partner equity interests (the "Local Partnership Interest" or "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties.  Such interests were acquired from 1993 to 1995. Richman American Credit Corp. (the "Manager") was formed on April 5, 1993 to act as the Manager of the Trust.

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

Investment in Local Partnerships

The Trust accounts for its investment in local partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for the Trust's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to the Trust is recognized to the extent of the Trust's investment balance in each Local Partnership.  Equity in loss in excess of the Trust's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. Previously unrecognized equity in loss of any Local Partnership is recognized in the fiscal year in which equity in income is earned by such Local Partnership or additional investment is made by the Trust. Distributions received subsequent to the elimination of an investment balance for any such investment in a Local Partnership are recorded as other income from local partnerships. As a result of cumulative equity losses and distributions and the sale of certain Local Partnerships' Properties and/or the Partnership's Local Partnership Interests, the Partnership's investment in local partnerships reached a zero balance during the year ended March 30, 2016.

The Trust assessed the carrying value (the "Carrying Value") of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there were indications that a permanent impairment may have occurred. If the Carrying Value of an investment in a Local Partnership exceeded the estimated value derived by management, the Trust reduced its investment in any such Local Partnership (unless the impairment was considered to be temporary) and included such reduction in equity in income (loss) of investment in local partnerships. Impairment was measured by comparing the investment carrying amount to the estimated residual value of the investment.

The Trust does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810; Subtopic 10, because the Trust is not considered the primary beneficiary. The Trust's balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. The Trust's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the general partners of the Local Partnerships (the "Local General Partners"). In addition, the Local Partnerships' partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships' economic success. As described above, the Partnership's investment in local partnerships has reached a zero balance.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2016 AND 2015

1.	Organization, Purpose and Summary of Significant Accounting Policies (Continued)

Advances and additional capital contributions (collectively the "Advances") that are not required under the terms of the Local Partnerships' partnership agreements but which are made to the Local Partnerships are recorded as investment in local partnerships. Certain Advances are considered by the Trust to be voluntary loans to the respective Local Partnerships and the Trust may be reimbursed at a future date to the extent such Local Partnerships generate distributable cash flow or receive proceeds from sale or refinancing.

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

Fair Value Measurements

ASC Topic 820 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and establishes the following fair value hierarchy:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access;

•	Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3 inputs are unobservable inputs for the asset or liability that are typically based on an entity's own assumptions as there is little, if any, related market activity.

For instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the fair value measurement will fall within the lowest level input that is significant to the fair value measurement in its entirety.

Investment in Pemberwick Fund

The Trust carries its investment in Pemberwick Fund ("Pemberwick"), an investment grade institutional short duration bond fund, at estimated fair value. Realized gains (losses) are included in (offset against) interest revenue. Investment in Pemberwick is classified as available-for-sale and unrealized gains (losses) are included as items of comprehensive income (loss) and are reported as a separate component of owners' equity (deficit).

Income Taxes

The Trust is a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income and deductions are passed through to and are reported by its owners on their respective income tax returns. The Trust's federal tax status as a pass-through entity is based on its legal status as a trust.  Accordingly, the Trust is not required to take any tax positions in order to qualify as a pass-through entity. The Trust is required to file and does file tax returns with the Internal Revenue Service (the "IRS") and other taxing authorities. Income tax returns filed by the Trust are subject to examination by the IRS for a period of three years. While no Trust income tax returns are currently being examined by the IRS, tax years subsequent to 2011 remain subject to examination. The accompanying financial statements do not reflect a provision for income taxes and the Trust has no other tax positions which must be considered for disclosure. In accordance with ASC Topic 740; Subtopic 10, the Trust has included in Note 7 disclosures related to differences in the financial and tax bases of accounting.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2016 AND 2015

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

Net loss was allocated 99% to the Beneficial Owners and 1% to the Manager in accordance with the Trust Agreement until such time as the Beneficial Owners' capital reached zero as a result of loss allocations, after which all losses have been allocated to the Manager. During the year ended March 30, 2015, the Trust paid nonresident state withholding taxes of $36,141 on behalf of certain of the Beneficial Owners in connection with gains recognized by certain Local Partnerships for the year ended December 31, 2013. The Trust also made a distribution to the Beneficial Owners in the amount of approximately $7 per Unit (an additional $94,364). The $7 per Unit includes the nonresident state withholding taxes referred to above; the pro-rata distribution to the Manager was $1,319.

3.	Cash and Cash Equivalents

As of March 30, 2016, the Trust has cash and cash equivalents of $9,514, all of which is held in accounts at two financial institutions in which such accounts are insured up to $250,000 at each institution by the Federal Deposit Insurance Corporation (the "FDIC"). The entire amount is FDIC insured as of March 30, 2016.

4.	Investment in Pemberwick Fund

The Trust carries its investment in Pemberwick, an investment grade institutional short duration bond fund, at estimated fair value. Pemberwick was organized in February 2010 as a non-diversified open-end management investment company registered under the Investment Company Act of 1940, as amended, that seeks maximum current income consistent with liquidity and stability of principal. In selecting a portfolio of securities for Pemberwick, the investment advisor of Pemberwick (the "Advisor") will select investments so that 95% of Pemberwick's assets will be rated "A-" or better by a nationally recognized statistical rating organization ("NRSRO") such as Moody's Investor Services, Inc. ("Moody's") and/or by Standard & Poor's Financial Services, LLC ("S&P") (or if commercial paper rated in the highest category) or, if a rating is not available, deemed to be of comparable quality by the Advisor, or securities issued by banking institutions operating in the United States and having assets in excess of $200 billion.

The weighted average duration of Pemberwick's assets is approximately 1.57 years as of March 30, 2016. Redemptions from Pemberwick are immediately liquid and unrestricted. Pemberwick's net asset value ("NAV") is $10.04 and $10.06 per share as of March 30, 2016 and 2015, respectively. The Trust's investment in Pemberwick as of March 30, 2016 and 2015 is $345,488 and $363,917, respectively. An unrealized gain of $1,236 as of March 30, 2016 is reflected as accumulated other comprehensive income in the accompanying balance sheet as of March 30, 2016. The Trust has earned $56,667 of interest revenue from the date of its initial investment in Pemberwick through March 30, 2016. The fair value of the Trust's investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1). Pemberwick's NAV was $10.04 as of May 31, 2016.

The Advisor is an affiliate of the Manager. For its services, the Advisor is entitled to receive an annual advisory fee of 0.50% of the average daily net assets of Pemberwick. The Advisor may, in its discretion, voluntarily waive its fees or reimburse certain Pemberwick expenses; however, the Advisor is not required to do so. The Advisor has waived 70% of its fee earned since Pemberwick's inception and earned $524 and $768 in connection with the Trust's investment in Pemberwick for the years ended March 30, 2016 and 2015, respectively, enough to cover its direct costs. The Advisor's asset management affiliate, Richman Asset Management, Inc. ("RAM") has agreed to reduce its management fees (see Note 6) payable by the Trust to the extent any fee of the Advisor payable by Pemberwick would be duplicative of any profit that RAM would receive from the Trust.

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2016 AND 2015

5.	Investment in Local Partnerships

The Trust initially acquired a Local Partnership Interest in ten Local Partnerships. As of March 30, 2016, the Trust owns a 99% Local Partnership Interest in the following three Local Partnerships:

1.	ACP Housing Associates, L.P. ("ACP Housing");
2.	Creative Choice Homes VII, Ltd. ("Creative Choice"); and
3.	Vision Limited Dividend Housing Association Limited Partnership ("Vision").

In connection with the initial purchase of ten Local Partnership Interests, under the terms of the partnership agreement of each Local Partnership, as of March 30, 2016 the Trust is committed to make capital contributions in the aggregate of $14,837,956, which includes Advances to certain Local Partnerships and all of which has been paid.

The remaining Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located in New York ("ACP Housing"), Florida (Creative Choice) and Michigan (Vision). The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Periods of all the Local Partnerships expired in a prior year. The rents of the Properties, of which Creative Choice receives project based rental subsidy payments pursuant to a subsidy agreement, are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy is scheduled to expire in 2019. The Trust cannot predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs. Such changes could adversely affect the future net operating income and debt structure of Creative Choice. As of December 31, 2015, the remaining Local Partnerships have outstanding mortgage loans payable totaling approximately $10,061,000 and accrued interest payable on such loans totaling approximately $1,982,000, which are secured by security interests and liens common to mortgage loans on the remaining Local Partnerships' real property and other assets.

During the year ended March 30, 2016, the Trust sold its Local Partnership Interest in Ledge/McLaren Limited Partnership ("Ledge/McLaren") to an affiliate of the Local General Partner of Ledge/McLaren; the Trust received $2,250 in connection with the sale. Such amount is included in gain (loss) on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Trust for the year ended March 30, 2016. After accounting for its share of cumulative income, losses and distributions, the Trust's investment in Ledge/McLaren had reached a zero balance prior to the sale.

During the year ended March 30, 2016, the Trust sold its Local Partnership Interest in SB-92 Limited Partnership ("SB-92") to an affiliate of the Local General Partner of SB-92; the Trust received $5,000 in connection with the sale.  Such amount is included in gain (loss) on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Trust for the year ended March 30, 2016. After accounting for its share of cumulative income, losses and distributions, the Trust's investment in SB-92 had reached a zero balance prior to the sale.

During the year ended March 30, 2016, the Trust assigned its Local Partnership Interest in St. John Housing Associates, L.P. ("St. John Housing") to an affiliate of the Local General Partner of St. John Housing; there were no proceeds in connection with the assignment. After accounting for its share of cumulative income, losses and distributions, the Trust recognized a loss of $278,795 in connection with the assignment as a write-off of its remaining investment balance. Such amount is included in gain (loss) on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Trust for the year ended March 30, 2016.

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2016 AND 2015

5.	Investment in Local Partnerships (Continued)

For the years ended March 30, 2016 and 2015, the investment in local partnerships activity consists of the following:

	2016	2015

Investment in local partnerships as of March 30, 2015 and 2014	$395,782	$2,518,186

Distributions from Local Partnerships	(13,562)	(63,233)

Distributions classified as other income	13,562	3,000

Equity in loss of investment in local partnerships	(116,987)	(2,062,171)

Write-off of remaining investment balance in St. John Housing	(278,795)	--

Investment in local partnerships as of March 30, 2016 and 2015	$--	$395,782

The Trust's investment in St. John Housing represents more than 20% of the Trust's total assets as of March 30, 2015 and the equity in loss recognized by the Trust in connection with St. John Housing represents more than 20% of the Trust's net loss for the year ended March 30, 2016. The following financial information represents certain balance sheet and operating statement data of St. John Housing as of and for the years ended December 31, 2015 and 2014:

	2015	2014

Total assets	$5,137,079	$5,245,539

Total liabilities	$2,667,378	$2,657,669

Revenue	$1,227,965	$1,465,166

Net income (loss)	$(118,169)	$139,221

Equity in loss of investment in local partnerships is limited to the Trust's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $244,924 and $189,440 for the years ended December 31, 2015 and 2014, respectively, as reflected in the combined statements of operations of the Local Partnerships herein Note 5.

As a result of management's assessment of the Carrying Value of the investment in local partnerships under applicable accounting guidelines (see Note 1), the Trust reduced its investment in St. John Housing by $2,200,000 during the year ended March 30, 2015. Such amount is included in equity in loss of investment in local partnerships in the accompanying statement of operations and comprehensive income (loss) of the Trust for the year ended March 30, 2015. The difference between the Trust's investment in local partnerships as of March 30, 2016 and the amount reflected as the Trust's investment balance in the combined balance sheet of the Local Partnerships as of December 31, 2015 herein Note 5 represents cumulative Carrying Value adjustments made by the Trust in the amount of $2,701,800 and the Trust's write-off of its investment in St. John Housing of $278,795 during the three months ended March 30, 2016 (see discussion above herein Note 5).  The difference between the Trust's investment in local partnerships as of March 30, 2015 and the amount reflected as the Trust's investment balance in the combined balance sheet of the Local Partnerships as of December 31, 2014 herein Note 5 represents cumulative Carrying Value adjustments made by the Trust in the amount of $2,908,850.

The combined balance sheets of the Local Partnerships as of December 31, 2015 and 2014 and the combined statements of operations of the Local Partnerships for the years then ended are reflected on pages 24 and 25, respectively. The combined balance sheets of the Local Partnerships as of December 31, 2015 and 2014 do not include any balances in connection with the Local Partnerships in which the Partnership no longer owns an interest as of such dates, while the combined statements of operations of the Local Partnerships for the years then ended include the results of operations of such Local Partnerships for the period prior to the sales or other dispositions (see discussion above herein Note 5).

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2016 AND 2015

5.	Investment in Local Partnerships (Continued)

The combined balance sheets of the Local Partnerships as of December 31, 2015 and 2014 are as follows:

	2015	2014

ASSETS

Cash and cash equivalents	$1,940,725	$2,072,949
Rents receivable	53,657	64,987
Escrow deposits and reserves	1,194,380	1,135,647
Land	768,599	965,272
Buildings and improvements (net of accumulated depreciation of $13,529,112 and $15,952,715)	10,683,023	13,533,052
Intangible assets (net of accumulated amortization of $127,547 and $125,312)	116,438	141,138
Other assets	194,842	275,483

	$14,951,664	$18,188,528

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$314,872	$460,365
Due to related parties	1,182,001	1,469,345
Mortgage loans	10,061,371	13,468,459
Notes payable	100,000	250,000
Accrued interest	1,981,767	2,123,968
Other liabilities	99,549	179,156

	13,739,560	17,951,293

Partners' equity (deficit)

American Tax Credit Trust, Series I
Capital contributions, net of distributions	6,817,784	7,932,118
Cumulative loss	(3,837,189)	(4,627,486)

	2,980,595	3,304,632

General partners and other limited partners
Capital contributions, net of distributions	164,176	151,353
Cumulative loss	(1,932,667)	(3,218,750)

	(1,768,491)	(3,067,397)

	1,212,104	237,235

	$14,951,664	$18,188,528

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2016 AND 2015

5.	Investment in Local Partnerships (Continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014

REVENUE

Rental	$4,381,625	$4,452,442
Interest and other	102,611	177,777

TOTAL REVENUE	4,484,236	4,630,219

EXPENSES

Administrative	616,161	620,777
Payroll	740,136	751,481
Utilities	696,193	730,609
Operating and maintenance	750,765	746,746
Taxes and insurance	440,622	393,738
Financial	512,515	507,431
Depreciation and amortization	972,702	822,868

TOTAL EXPENSES	4,729,094	4,573,650

NET INCOME (LOSS)	$(244,858)	$56,569

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Trust, Series I	$(116,987)	$137,829
General partners and other limited partners (includes $244,924 and $189,440 of Trust losses in excess of investment and specially allocated income of $119,503 and $107,614)	(127,871)	(81,260)

	$(244,858)	$56,569

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2016 AND 2015

6.	Transactions with Manager and Affiliates

Pursuant to the terms of the Trust Agreement, the Trust incurs an annual management fee (the "Management Fee") payable to the Manager for its services in connection with the management of the affairs of the Trust. The annual Management Fee is equal to 0.5% of Invested Assets (as such term is defined in the Trust Agreement). The Trust incurred Management Fees of $113,305 and $124,571 for the years ended March 30, 2016 and 2015, respectively. Unpaid Management Fees in the amount of $694,861 and $586,503 are reflected as payable to manager and affiliates in the accompanying balance sheets as of March 30, 2016 and 2015, respectively.

7.	Taxable Income

A reconciliation of the financial statement net loss of the Trust for the years ended March 30, 2016 and 2015 to the tax return income for the years ended December 31, 2015 and 2014 is as follows:

	2016	2015

Financial statement net loss for the years ended March 30, 2016 and 2015	$(541,227)	$(2,233,475)

Add (less) net transactions occurring between
January 1, 2014 and March 30, 2014	--	(48,016)
January 1, 2015 and March 30, 2015	(46,752)	46,752
January 1, 2016 and March 30, 2016	306,378	--

Adjusted financial statement net loss for the years ended December 31, 2015 and 2014	(281,601)	(2,234,739)

Management Fees deductible for tax purposes when paid	123,537	(125,281)

Equity in income (loss) of investment in local partnerships	(224,196)	2,032,373

Gain (loss) on sale of limited partner interests/local partnership properties	1,014,482	960,308

Write-off of Advances for tax purposes	--	(6,092)

Other income from local partnerships	(13,562)	(3,000)

Tax return income for the years ended December 31, 2015 and 2014	$618,660	$623,569

The differences between investment in local partnerships for financial reporting and tax purposes as of December 31, 2015 and 2014 are as follows:

	2015	2014

Investment in local partnerships - financial reporting	$--	$395,782
Investment in local partnerships - tax	(215,752)	(870,491)

	$215,752	$1,266,273

Payable to manager and affiliates in the accompanying balance sheets represents accrued Management Fees, which are not deductible for tax purposes until paid pursuant to IRC Section 267.

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2016 AND 2015

8.	Fair Value of Financial Instruments

The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and cash equivalents

The carrying amount approximates fair value.

Investment in Pemberwick Fund - a short duration bond fund

The estimated fair value of Pemberwick is based on current market quotes received from active markets. Pemberwick's NAV is calculated and published daily (see Note 4).

Investment in local partnerships

The Trust assessed the carrying value of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there were indications that a permanent impairment may have occurred (see Note 1). These valuations required significant judgments, which included assumptions regarding capitalization rates, occupancy rates, projected operating results, availability of financing, exit plan, extended use provisions of the Properties under the terms of the applicable financing agreements, comparable sales and other factors deemed necessary by the Trust. The investment in local partnerships, carried at zero as of March 30, 2016, approximates fair value. While the investment in local partnerships as of March 30, 2015 is carried at $395,782, its estimated fair value as of such date is $435,000. The fair value of investment in local partnerships was determined using Level 3 inputs (see Note 1) as of March 30, 2016 and 2015 and is presented here for disclosure purposes only.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager concluded that Registrant's disclosure controls and procedures were effective as of March 30, 2016.

Management's Annual Report on Internal Control Over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 and updated in 2013. Based on its evaluation, management has concluded that Registrant's internal control over financial reporting was effective as of March 30, 2016.

This Annual Report does not include an attestation report of Registrant's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Registrant's independent registered public accounting firm pursuant to rules of the SEC that permit Registrant to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant's internal control over financial reporting during the three months ended March 30, 2016 that have materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

Item 9B.                Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

Registrant has no officers or directors. The Manager manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The executive officers and director of the Manager are:

Served in present
Name	capacity since[1]	Position held

Richard Paul Richman	May 10, 1993	Director
Brian Myers	June 19, 2015	President
James Hussey	January 20, 2009	Vice President and Treasurer
Gina K. Dodge	May 10, 1993	Vice President and Secretary
Charles L. Krafnick	February 1, 2003	Assistant Treasurer

1Director holds office until his successor is elected and qualified.  All officers serve at the pleasure of the Director.

Richard Paul Richman, age 68, is the sole Director of the Manager. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also the sole director of Richman Tax Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties II L.P. and the sole director of Richman Housing Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties III L.P.

Brian Myers, age 52, is the President of the Manager and the President of Richman Asset Management, Inc. ("RAM"), an affiliate of the Manager. Mr. Myers has been employed by Richman Group or an affiliate since 1997 and is responsible for the overall partnership management operations of RAM in connection with Registrant's investment in the Local Partnerships.

James Hussey, age 55, is a Vice President and the Treasurer of the Manager. Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the finance operations of Richman Group. Mr. Hussey, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 2009. In addition, Mr. Hussey is a Vice President and the Treasurer of RAM, engaged primarily in the asset management and finance operations of RAM.

Gina K. Dodge, age 60, is a Vice President and the Secretary of the Manager and a Vice President and the Secretary of Richman Group.  Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, Ms. Dodge is responsible for communications with investors.

Charles L. Krafnick, age 54, is an Assistant Treasurer of the Manager and is an Assistant Treasurer of Richman Group. Mr. Krafnick, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group. In addition, Mr. Krafnick is an Assistant Treasurer of RAM.  Mr. Krafnick's responsibilities in connection with RAM include various finance and asset management functions.

Registrant is not aware of any family relationship between the director and executive officers listed in this Item 10.

Registrant is not aware of the involvement in certain legal proceedings with respect to the director and executive officers listed in this Item 10.

Mr. Richman, Mr. Hussey and Mr. Krafnick serve on a committee that performs the functions of an audit committee on behalf of Registrant (the "Audit Committee"). Each of Mr. Richman, Mr. Hussey and Mr. Krafnick meets the qualifications of an audit committee financial expert. Mr. Richman, Mr. Hussey and Mr. Krafnick are not independent under the NASDAQ Stock Market independence standards; however Registrant believes that each exercises his judgment in the best interest of Registrant with respect to matters that would ordinarily be passed upon by an audit committee.

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

Item 11.                         Executive Compensation.

Registrant has no officers or directors. Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of the Manager and did not pay any such compensation during the years ended March 30, 2016 and 2015. During the years ended March 30, 2016 and 2015, the Manager did not pay any compensation to any of its officers or its director. The director and certain officers of the Manager receive compensation from certain affiliates of the Manager for services performed for various affiliated entities which may include services performed for Registrant.

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

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Two affiliates of Everest Properties, Inc., having the mailing address 199 S. Los Robles Avenue, Suite 200, Pasadena, California 91101, together own 2,214 Units, representing approximately 11.87% of all such Units. Warren Heller, having the mailing address 515 W. Buckeye Road, Suite 104, Phoenix, Arizona 85003, owns 1,275 Units, representing approximately 6.83% of all such Units. Prizm Investments and certain affiliates thereof, having the mailing address P.O. Box 47638, Phoenix, Arizona 85068 are the owners of 937 Units, representing approximately 5.02% of all such Units. As of June 8, 2016, no person or entity, other than the entities and affiliates identified above herein Item 12, was known by Registrant to be the beneficial owner of more than five percent of the Units.

Neither the Manager nor the director or any officer of the Manager own any Units. The majority owner of the Manager is Richard Paul Richman.

Item 13.                         Certain Relationships and Related Transactions and Director Independence.

Transactions With Related Persons

The Manager and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 4 and 6 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data herein. Such fees will continue to be incurred by Registrant during the fiscal year ending March 30, 2017.

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

Indebtedness of Management

No officer or director of the Manager or any affiliate of the foregoing was indebted to Registrant at any time during the fiscal years ended March 30, 2016 and 2015.

Item 13.                         Certain Relationships and Related Transactions and Director Independence (Continued).

Corporate Governance

As discussed elsewhere in this Annual Report, Registrant does not have any directors, although as noted above Mr. Richman, Mr. Hussey and Mr. Krafnick serve on a committee that performs the functions of an audit committee on behalf of Registrant. Under NASDAQ Stock Market independence standards, Mr. Richman, Mr. Hussey and Mr. Krafnick would not be considered independent as they serve as director/officers of the Manager. Although Mr. Richman, Mr. Hussey and Mr. Krafnick are not independent under NASDAQ rules, Registrant believes that each exercises his judgment in the best interest of Registrant with respect to matters that would ordinarily be passed upon by an audit committee. Registrant is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent, and Registrant is not required to have an audit committee which consists of independent directors and meets the other requirements of the Securities Exchange Act of 1934 and the rules promulgated thereunder.

Item 14.                         Principal Accountant Fees and Services.

Registrant's independent registered public accounting firm billed Registrant the following fees for professional services rendered for the years ended March 30, 2016 and 2015:

	2016	2015

Audit Fees	$21,000	$21,000
Audit-Related Fees	--	--
Tax Fees	$6,250	$7,250
All Other Fees	--	--

Audit fees consist of fees for the annual audit and review of Registrant's interim financial statements and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2016 and 2015.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee. The Audit Committee approved all fiscal 2016 and 2015 principal accountant fees and services.

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

       (3)  Exhibits.

Incorporated by
	Exhibit	Reference to
4.1	Fourth Amended and Restated Agreement of Trust of Registrant	Appendix A to Registrant's Prospectus filed September 21, 1993 (File No. 33-58032)

10.1	Credit Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.2	Security and Pledge Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.3	Cash Collateral Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.4	Promissory Note dated December 27, 1993 from Trust to Citibank N.A.	Exhibit 10.4 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.5	Tri-Party Agreement dated as of December 27, 1993 between Trust, Citibank N.A. and United States Trust Company of New York	Exhibit 10.5 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.6	ACP Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-24600)

10.7	Creative Choice Homes VII, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1994 (File No. 0-24600)

10.8	Edgewood Manor Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)
10.9	Ledge / McLaren Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1994 (File No. 0-24600)

10.10	Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.7 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)

Incorporated by
	Exhibit	Reference to

10.11	First Amendment to Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)

10.12	Second Amendment to Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.9 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)

10.13	SB-92 Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.14	St. Christopher's Associates, L.P. V Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended June 29, 1994 (File No. 33-58032)

10.15	St. John Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.7 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.16	Starved Rock - LaSalle Manor Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-24600)

10.17	Vision Limited Dividend Housing Association Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1994 (File No. 0-24600)

16.1	Letter to the Securities and Exchange Commission from Reznick Group, P.C., dated November 9, 2012	Exhibit 16.1 to Current Report on Form 8-K filed on November 9, 2012

16.2	Letter to the Securities and Exchange Commission from CohnReznick LLP, dated July 24, 2013	Exhibit 16.1 to Current Report on Form 8-K filed on July 24, 2013

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*32.1	Section 1350 Certification of Chief Executive Officer

*32.2	Section 1350 Certification of Chief Financial Officer

99.1	Pages 11 through 21 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.1 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.2	Pages 26 through 48 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.2 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.3	Pages 63 through 65 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.3 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.4	Supplement No. 2 dated November 16, 1993 to Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.4 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

Incorporated by
	Exhibit	Reference to

99.5	Supplement No. 3 dated November 23, 1994 to Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.5 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.6	Supplement No. 4 dated December 28, 1994 to Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.6 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.7	Independent Auditor's Report of ACP Housing Associates, L.P. as of and for the year ended December 31, 2004	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-24600)

99.8	Independent Auditors' Report of Creative Choice Homes VII, Ltd. as of and for the year ended December 31, 2004	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-24600)

99.9	Report of Independent Registered Public Accounting Firm of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-24600)

99.10	Report of Independent Registered Public Accounting Firm of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.8 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-24600)

99.11	Audited Financial Statements of Creative Choice Homes VII, Ltd. as of and for the year ended December 31, 2005	Exhibit 99.9 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-24600)

99.12	Audited Financial Statements of St. John Housing Associates Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-24600)

99.13	Independent Auditors' Report of Ledge/McLaren Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-24600)

99.14	Audited Financial Statements of St. John Housing Associates Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-24600)

99.15	Audited Financial Statements of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.13 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-24600)

99.16	Deferred Fee Agreement between Registrant, the Manager and ML Fund Administrators Inc.	Exhibit 99.16 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

**101 INS	XBRL Instance Document

**101 SCH	XBRL Schema Document

**101 CAL	XBRL Calculation Linkbase Document

**101 DEF	XBRL Definition Linkbase Document

	Exhibit	Incorporated by Reference to

**101 LAB	XBRL Labels Linkbase Document

**101 PRE	XBRL Presentation Linkbase Document

**101
Financial Statements from the Annual Report on Form 10-K of the Registrant for the year ended March 30, 2016, formatted in Extensible Business Reporting Language ("XBRL"); (i) Balance Sheets as of March 30, 2016 and 2015; (ii) Statements of Operations and Comprehensive Income (Loss) for the years ended March 30, 2016 and 2015; (iii) Statements of Changes in Owners' Equity (Deficit) for the years ended March 30, 2016 and 2015; and (iv) Statements of Cash Flows for the years ended March 30, 2016 and 2015

                                      *Filed herewith.

       **Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report  on Form 10-K shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to  liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act, except as shall be expressly set forth by specific reference in such filing or document.

       (b) Exhibits.

       See (a)(3) above.

       (c) Financial Statement Schedules.

       See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT TRUST, A DELAWARE
STATUTORY BUSINESS TRUST SERIES I

By: Richman American Credit Corp.,
Manager

Dated: June 20, 2016	/s/Brian Myers
Brian Myers
Chief Executive Officer

Dated: June 20, 2016	/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/Brian Myers	Chief Executive Officer of the Manager	June 20, 2016
(Brian Myers)

/s/James Hussey	Chief Financial Officer of the Manager	June 20, 2016
(James Hussey)

/s/Richard Paul Richman	Sole Director of the Manager	June 20, 2016
(Richard Paul Richman)