Form 10-Q
period 2016-06-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 2016-08-01
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2016

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

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company _X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No   X

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
BALANCE SHEETS
(UNAUDITED)
	June 29,	March 30,
	2016	2016

ASSETS

Cash and liquid investments

Cash and cash equivalents	$1,916	$9,514
Investment in Pemberwick Fund, a short duration bond fund	322,315	345,488

	$324,231	$355,002

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$7,813	$26,021
Payable to manager and affiliates	714,355	694,861

	722,168	720,882

Commitments and contingencies

Owners' equity (deficit)

Manager	(400,028)	(367,116)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)	--	--
Accumulated other comprehensive income	2,091	1,236

	(397,937)	(365,880)

	$324,231	$355,002

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 29, 2016 AND 2015
(UNAUDITED)
	2016	2015

REVENUE

Interest	$972	$859

TOTAL REVENUE	972	859

EXPENSES

Management fee	20,722	32,473
Professional fees	11,060	10,957
Printing, postage and other	2,102	6,247

TOTAL EXPENSES	33,884	49,677

	(32,912)	(48,818)

Equity in income of investment in local partnerships		52,184

NET INCOME (LOSS)	(32,912)	3,366

Other comprehensive income (loss) - Pemberwick Fund	855	(725)

COMPREHENSIVE INCOME (LOSS)	$(32,057)	$2,641

NET INCOME (LOSS) ATTRIBUTABLE TO

Manager	$(32,912)	$34
Beneficial owners	--	3,332

	$(32,912)	$3,366

NET INCOME (LOSS) per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)	$--	$.18

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2016 AND 2015
(UNAUDITED)
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$818	$859
Cash paid for
Management fees	(1,228)	(843)
Professional fees	(29,268)	(3,032)
Printing, postage and other expenses	(2,102)	(5,945)

Net cash used in operating activities	(31,780)	(8,961)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(818)	(854)
Redemptions from Pemberwick Fund	25,000

Net cash provided by (used in) investing activities	24,182	(854)

Net decrease in cash and cash equivalents	(7,598)	(9,815)

Cash and cash equivalents at beginning of period	9,514	18,886

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,916	$9,071

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$855	$(725)

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
STATEMENTS OF CASH FLOWS - CONTINUED
THREE MONTHS ENDED JUNE 29, 2016 AND 2015
(UNAUDITED)
	2016	2015

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$(32,912)	$3,366

Adjustments to reconcile net income (loss) to net cash used in operating activities

Gain on redemptions from Pemberwick Fund	(154)
Equity in income of investment in local partnerships		(52,184)
Increase (decrease) in accounts payable and accrued expenses	(18,208)	8,227
Increase in payable to manager and affiliates	19,494	31,630

NET CASH USED IN OPERATING ACTIVITIES	$(31,780)	$(8,961)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2016
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Trust, a Delaware statutory business trust Series I (the "Trust") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the manager of the Trust (the "Manager"), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2016 and the results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2016 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Trust initially acquired limited partner equity interests (the "Local Partnership Interest" or "Local Partnership Interests") in ten Local Partnerships (the "Local Partnership" or "Local Partnerships") representing capital contributions in the aggregate amount of $14,837,956, which includes voluntary advances (the "Advances") made to certain Local Partnerships and all of which has been paid. As of June 29, 2016, the Trust holds a Local Partnership Interest in three Local Partnerships (see discussion below herein Note 2 regarding the Trust's sale of its Local Partnership Interest in ACP Housing Associates, L.P. ("ACP Housing") subsequent to June 29, 2016). The Trust has no legal obligation to fund any operating deficits of the remaining Local Partnerships. The results of operations of the Local Partnerships are provided by the general partners of the Local Partnerships (the "Local General Partners") on an unaudited basis during interim periods.

In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to the Trust is recognized to the extent of the Trust's investment balance in each Local Partnership. Equity in loss in excess of the Trust's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result of cumulative equity losses and distributions, and the sales of certain Local Partnerships' Properties and/or the Trust's Local Partnership Interests, the Trust's investment in local partnerships reached a zero balance in a prior year.

Subsequent to June 29, 2016, the Trust sold its Local Partnership Interest in ACP Housing to an affiliate of the Local General Partner of ACP Housing. The Trust received $1,331,798 in connection with the sale.

3.	Investment in Pemberwick Fund

The Trust carries its investment in Pemberwick Fund, a short duration bond fund ("Pemberwick") at estimated fair value. The fair value of the Trust's investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification ("ASC") Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Trust has the ability to access. Pemberwick's net asset value ("NAV") is $10.07 per share as of June 29, 2016. An unrealized gain of $2,091 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of June 29, 2016. The Trust has earned $57,639 of interest revenue from the date of its initial investment in Pemberwick through June 29, 2016.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 29, 2016
(UNAUDITED)

4.	Additional Information

Additional information, including the audited March 30, 2016 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Trust's Annual Report on Form 10-K for the fiscal year ended March 30, 2016 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of June 29, 2016, American Tax Credit Trust, a Delaware statutory business trust Series I (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2016. Principal changes in assets are comprised of periodic transactions and adjustments. Registrant had acquired a limited partner equity interest (the "Local Partnership Interest" or "Local Partnership Interests") in ten partnerships (the "Local Partnership" or "Local Partnerships"), that own/owned low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code. During the three months ended June 29, 2016, Registrant received cash from interest revenue and redemptions from Pemberwick Fund, a short duration bond fund ("Pemberwick"), and utilized cash for operating expenses and investments in Pemberwick. Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $31,000 during the three months ended June 29, 2016 (which includes an unrealized gain on investment in Pemberwick of approximately $900). Payable to manager and affiliates in the accompanying unaudited balance sheet as of June 29, 2016 represents deferred management fees.

Results of Operations

Registrant's operating results are dependent, in part, on the operating results of the Local Partnerships and are impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result of cumulative equity losses and distributions, and the sales of certain Local Partnerships' Properties and/or Registrant's Local Partnership Interests, Registrant's investment in local partnerships reached a zero balance in a prior year.

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

Registrant's operations for the three months ended June 29, 2016 and 2015 resulted in net income (loss) of $(32,912) and $3,366, respectively. The increase in net loss is primarily attributable to a decrease in equity in income of investment in local partnerships of approximately $52,000, which is the result of Registrant's investment in local partnerships reaching a zero balance as of March 30, 2016 and there being no equity in income (loss) recorded during the three months ended June 29, 2016, partially offset by a net decrease in operating expenses of approximately $16,000. Other comprehensive income for the three months ended June 29, 2016 resulted from an unrealized gain on investment in Pemberwick of $855.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations  (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to its beneficial owners (the "Beneficial Owners"), has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2010. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the "Extended Use Provisions").  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its remaining Local Partnership Interests. As of August 1, 2016, Registrant owns two of the ten Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of the Local Partnerships (the "Local General Partners") to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the Manager's intention to sell or assign Registrant's remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

The remaining Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located in Florida and Michigan. One of the two remaining Local Partnerships receives rental subsidy payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreement is scheduled to expire in 2019. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service ("NOI") and debt structure of the Local Partnership currently receiving such subsidy. Such Local Partnership's Section 8 contract is currently subject to renewal under applicable HUD guidelines.

The remaining Local Partnerships have financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). Registrant has no legal obligation to fund any operating deficits of the remaining Local Partnerships.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations  (Continued).

In July 2016, Registrant sold its Local Partnership Interest in ACP Housing Associates, L.P. ("ACP Housing") to an affiliate of the Local General Partner of ACP Housing. Registrant received $1,331,798 in connection with the sale.

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

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810; Subtopic 10 because Registrant is not considered the primary beneficiary. Registrant's balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. Registrant's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the Local General Partners. In addition, the Local Partnerships' partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships' economic success. As a result of cumulative equity losses and distributions, and the sale of certain Local Partnerships' Properties and/or Registrant's Local Partnership Interests, Registrant's investment in local partnerships reached a zero balance in a prior year.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended June 29, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager concluded that Registrant's disclosure controls and procedures were effective as of June 29, 2016.

There were no changes in Registrant's internal control over financial reporting during the three months ended June 29, 2016 that have materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

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

AMERICAN TAX CREDIT TRUST, A DELAWARE
STATUTORY BUSINESS TRUST SERIES I

By: Richman American Credit Corp.
The Manager

Dated: August 1. 2016	/s/Brian Myers
By: Brian Myers
Chief Executive Officer

Dated: August 1. 2016	/s/James Hussey
By: James Hussey
Chief Financial Officer

Dated: August 1. 2016	/s/Richard Paul Richman
By: Richard Paul Richman
Sole Director