Form 10-Q
period 2016-09-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 2016-10-21
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2016

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

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
BALANCE SHEETS
(UNAUDITED)
	September 29,	March 30,
	2016	2016

ASSETS

Cash and liquid investments

Cash and cash equivalents	$15,882	$9,514
Investment in Pemberwick Fund, a short duration bond fund	1,631,762	345,488

	$1,647,644	$355,002

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$12,125	$26,021
Payable to manager and affiliates	728,684	694,861

	740,809	720,882

Commitments and contingencies

Owners' equity (deficit)

Manager	(156,828)	(367,116)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)	1,061,893	--
Accumulated other comprehensive income	1,770	1,236

	906,835	(365,880)

	$1,647,644	$355,002

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 2016 AND 2015
(UNAUDITED)

	Three Months Ended September 29, 2016	Six Months Ended September 29, 2016	Three Months Ended September 29, 2015	Six Months Ended September 29, 2015

REVENUE

Interest	$2,769	$3,741	$868	$1,727
Other income from local partnerships			10,562	10,562

TOTAL REVENUE	2,769	3,741	11,430	12,289

EXPENSES

Management fee	15,555	36,277	32,136	64,609
Professional fees	9,604	20,664	8,364	19,321
Printing, postage and other	4,315	6,417	3,718	9,965

TOTAL EXPENSES	29,474	63,358	44,218	93,895

	(26,705)	(59,617)	(32,788)	(81,606)

Equity in income of investment in local partnerships			21,320	73,504

LOSS PRIOR TO GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(26,705)	(59,617)	(11,468)	(8,102)

GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	1,331,798	1,331,798	2,250	2,250

NET INCOME (LOSS)	1,305,093	1,272,181	(9,218)	(5,852)

Other comprehensive income (loss) - investment in Pemberwick Fund	(321)	534	(87)	(812)

COMPREHENSIVE INCOME (LOSS)	$1,304,772	$1,272,715	$(9,305)	$(6,664)

NET INCOME (LOSS) ATTRIBUTABLE TO

Manager	$243,200	$210,288	$(93)	$(59)
Beneficial owners	1,061,893	1,061,893	(9,125)	(5,793)

	$1,305,093	$1,272,181	$(9,218)	$(5,852)

NET INCOME (LOSS) per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)	$56.93	$56.93	$(.49)	$(.31)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 29, 2016 AND 2015
(UNAUDITED)
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$3,587	$1,618
Cash paid for
Management fees	(2,454)	(2,497)
Professional fees	(34,560)	(22,251)
Printing, postage and other expenses	(6,417)	(10,835)

Net cash used in operating activities	(39,844)	(33,965)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds in connection with sale of limited partner interests/local partnership properties	1,331,798	2,250
Investments in Pemberwick Fund	(1,310,586)	(1,612)
Redemptions from Pemberwick Fund	25,000	21,000
Distributions received from local partnerships		10,562

Net cash provided by investing activities	46,212	32,200

Net increase (decrease) in cash and cash equivalents	6,368	(1,765)

Cash and cash equivalents at beginning of period	9,514	18,886

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,882	$17,121

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$534	$(812)

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
STATEMENTS OF CASH FLOWS - CONTINUED
SIX MONTHS ENDED SEPTEMBER 29, 2016 AND 2015
(UNAUDITED)

	2016	2015

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$1,272,181	$(5,852)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in income of investment in local partnerships		(73,504)
Gain on sale of limited partner interests/local partnership properties	(1,331,798)	(2,250)
Gain on redemptions from Pemberwick Fund	(154)	(109)
Other income from local partnerships		(10,562)
Decrease in accounts payable and accrued expenses	(13,896)	(3,800)
Increase in payable to manager and affiliates	33,823	62,112

NET CASH USED IN OPERATING ACTIVITIES	$(39,844)	$(33,965)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 29, 2016
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Trust, a Delaware statutory business trust Series I (the "Trust") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the manager of the Trust (the "Manager"), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2016 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended September 29, 2016 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Trust initially acquired limited partner equity interests (the "Local Partnership Interest" or "Local Partnership Interests") in ten partnerships (the "Local Partnership" or "Local Partnerships") representing capital contributions in the aggregate amount of $14,837,956, which includes voluntary advances (the "Advances") made to certain Local Partnerships and all of which has been paid. As of September 29, 2016, the Trust holds a Local Partnership Interest in two Local Partnerships. The Trust has no legal obligation to fund any operating deficits of the remaining Local Partnerships. The results of operations of the Local Partnerships are provided by the general partners of the Local Partnerships (the "Local General Partners") on an unaudited basis during interim periods.

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

During the six months ended September 29, 2016, the Trust sold its Local Partnership Interest in ACP Housing Associates, L.P. ("ACP Housing") to an affiliate of the Local General Partner of ACP Housing; the Trust received $1,331,798 in connection with the sale. Such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the six months ended September 29, 2016.

3.	Investment in Pemberwick Fund

The Trust carries its investment in Pemberwick Fund, a short duration bond fund ("Pemberwick") at estimated fair value. The fair value of the Trust's investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification ("ASC") Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Trust has the ability to access. Pemberwick's net asset value ("NAV") is $10.06 per share as of September 29, 2016. An unrealized gain of $1,770 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of September 29, 2016. The Trust has earned $60,407 of interest revenue from the date of its initial investment in Pemberwick through September 29, 2016.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 29, 2016
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

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of September 29, 2016, American Tax Credit Trust, a Delaware statutory business trust Series I (the "Registrant") has experienced a significant change in financial condition as compared to March 30, 2016 resulting primarily from the receipt of approximately $1,332,000 in connection with the sale of its interest in ACP Housing Associates, L.P. ("ACP Housing") (see discussion below under Results of Operations and Local Partnership Matters). Principal changes in assets are comprised of periodic transactions and adjustments. Registrant had acquired a limited partner equity interest (the "Local Partnership Interest" or "Local Partnership Interests") in ten partnerships (the "Local Partnership" or "Local Partnerships"), that own/owned low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code. During the six months ended September 29, 2016, Registrant received cash from interest revenue, redemptions from Pemberwick Fund, a short duration bond fund ("Pemberwick") and proceeds in connection with ACP Housing (see discussion above), and utilized cash for operating expenses and investments in Pemberwick. Cash and cash equivalents and investment in Pemberwick increased, in the aggregate, by approximately $1,293,000 during the six months ended September 29, 2016. Payable to manager and affiliates in the accompanying unaudited balance sheet as of September 29, 2016 represents deferred management fees.

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

Registrant's operations for the three months ended September 29, 2016 and 2015 resulted in net income (loss) of $1,305,093 and $(9,218), respectively. The increase in net income is primarily attributable to (i) an increase in gain on sale of limited partner interests/local partnership properties of approximately $1,330,000 and (ii) a decrease in management fees of approximately $17,000, all partially offset by (i) a decrease in equity in income of investment in local partnerships of approximately $21,000, which is the result of Registrant's investment in local partnerships reaching a zero balance as of March 30, 2016 and there being no equity in income (loss) recognized during the three months ended September 29, 2016, and (ii) a decrease in other income from local partnerships of approximately $11,000. Other comprehensive loss for the three months ended September 29, 2016 resulted from an unrealized loss on investment in Pemberwick of $321.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued).

Registrant's operations for the six months ended September 29, 2016 and 2015 resulted in net income (loss) of $1,272,181 and $(5,852), respectively. The increase in net income is primarily attributable to (i) an increase in gain on sale of limited partner interests/local partnership properties of approximately $1,330,000 and (ii) a decrease in management fees of approximately $28,000, all partially offset by (i) a decrease in equity in income of investment in local partnerships of approximately $74,000, which is the result of Registrant's investment in local partnerships reaching a zero balance as of March 30, 2016 and there being no equity in income (loss) recognized during the six months ended September 29, 2016, and (ii) a decrease in other income from local partnerships of approximately $11,000. Other comprehensive income for the six months ended September 29, 2016 resulted from an unrealized gain on investment in Pemberwick of $534.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to its beneficial owners (the "Beneficial Owners"), has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2010. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the "Extended Use Provisions").  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its remaining Local Partnership Interests. As of October 21, 2016, Registrant owns two of the ten Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of the Local Partnerships (the "Local General Partners") to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the Manager's intention to sell or assign Registrant's remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued).
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

During the six months ended September 29, 2016, Registrant sold its Local Partnership Interest in ACP Housing to an affiliate of the Local General Partner of ACP Housing; Registrant received $1,331,798 in connection with the sale. Such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the six months ended September 29, 2016.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended September 29, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager concluded that Registrant's disclosure controls and procedures were effective as of September 29, 2016.

There were no changes in Registrant's internal control over financial reporting during the three months ended September 29, 2016 that have materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

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

AMERICAN TAX CREDIT TRUST, A DELAWARE
STATUTORY BUSINESS TRUST SERIES I

By: Richman American Credit Corp.
The Manager

Dated: October 21, 2016	/s/Brian Myers
By: Brian Myers
Chief Executive Officer

Dated: October 21, 2016	/s/James Hussey
By: James Hussey
Chief Financial Officer

Dated: October 21, 2016	/s/Richard Paul Richman
By: Richard Paul Richman
Sole Director