Form 10-K
period 2017-03-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2017-06-26
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2017

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
Units of Beneficial Ownership Interest
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes_____ No     X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes         No    X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes      X      No _____

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer          Accelerated Filer             Non-Accelerated Filer __  Smaller Reporting Company     X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No    X

Documents incorporated by reference:
Pages 11 through 21, 26 through 48 and 63 through 65 of Registrant's prospectus dated September 7, 1993, as supplemented by Supplement No. 1, Supplement No. 2, Supplement No. 3 and Supplement No. 4 dated September 7, 1993, November 16, 1993, November 23, 1994 and December 28, 1994, respectively, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, are incorporated by reference into Part I of this Annual Report.

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

Disposal of Local Partnership Interests

Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 26, 2017, Registrant owns one of the ten Local Partnership Interests initially acquired.  In a prior year, Registrant served a demand on the general partners of the Local Partnerships (the "Local General Partners") to commence a sale process to dispose of the Properties. In the event a sale of the Property cannot be consummated, it is the Manager's intention to sell or assign Registrant's Local Partnership Interest in Vision Limited Dividend Housing Association Limited Partnership ("Vision"), which has a 30 year Extended Use Provision.  It is not possible to ascertain the amount, if any, that Registrant will receive in connection with such sale or assignment. Registrant intends to dissolve after the final disposition of its Local Partnership Interest in Vision; there can be no assurance as to when such final disposition will occur.

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

Vision is subject to restrictions on the amount of annual cash distributions to partners under the terms of its loan and regulatory agreements.  Registrant does not anticipate any future distributions from Vision.

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

Registrant initially acquired Local Partnership Interests in ten Local Partnerships from 1993 through 1995.  As discussed above in Item 1 - Business, the Compliance Period of all of the Local Partnerships had expired as of December 31, 2010 and, accordingly, Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 26, 2017, Registrant owns one of the ten Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the Local General Partners to commence a sale process to dispose of the Properties.  In the event a sale of the Property cannot be consummated, it is the Manager's intention to sell or assign Registrant's 99% Local Partnership Interest in Vision, which has a 30 year Extended Use Provision (see discussion above in Item 1 - Business).  It is not possible to ascertain the amount, if any, that Registrant will receive in connection with such sale or assignment.  Registrant intends to dissolve after the final disposition of its Local Partnership Interest in Vision; there can be no assurance as to when such final disposition will occur.  In addition to amounts that remain outstanding under the terms of the debt structure of Vision, it has outstanding obligations to the Local General Partner of Vision and affiliates thereof for operating advances made over the years and for certain fees that were deferred.

Item 2.  Properties (Continued).

Name of Local Partnership Name of apartment complex	Number of rental	Capital	Mortgage loans payable as of December 31,		Subsidy (see
Apartment complex location	units	contribution	2016		footnotes)
ACP Housing Associates, L.P. (3), (7) ACP Housing Apartments New York, New York	28	$737,222	$--	(3)
Creative Choice Homes VII, Ltd. (8) Coral Gardens Homestead, Florida	91	2,382,812	1,330,000
Edgewood Manor Associates, L.P. (2), (9) Edgewood Manor Apartments Philadelphia, Pennsylvania	49	2,053,799	--	(2)
Ledge/McLaren Limited Partnership (2), (4) Ledge/McLaren Apartments Nashua, New Hampshire	8	343,079	--	(2)
Penn Apartment Associates (2) Penn Apartments Chester, Pennsylvania	15	852,180	--	(2)
SB-92 Limited Partnership (2), (5) Shaker Boulevard Gardens Cleveland, Ohio	73	795,255	--	(2)
St Christopher's Associates, L.P. V (2), (9) Lehigh Park Philadelphia, Pennsylvania	29	2,081,877	--	(2)
St John Housing Associates, L.P. (3), (6) St. John Homes Gary, Indiana	144	3,546,861	--	(3)
Starved Rock - LaSalle Manor Limited Partnership (2) LaSalle Manor LaSalle, Illinois	48	634,327	--	(2)
Vision Limited Dividend Housing Association Limited Partnership Helen Odean Butler Apartments Detroit, Michigan	97	1,410,544	4,806,502		(1)
		$14,837,956	$6,136,502

(1)	The Local Partnership's debt structure includes a principal and interest payment subsidy.

(2)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheets of the Local Partnerships as of December 31, 2016 and 2015 in Note 5 to the accompanying financial statements.

Item 2.   Properties (Continued).

(3)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheet of the Local Partnerships as of December 31, 2016 in Note 5 to the accompanying financial statements.

(4)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in August 2015. The combined statement of operations of the Local Partnerships for the year ended December 31, 2015 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale.

(5)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in December 2015. The combined statement of operations of the Local Partnerships for the year ended December 31, 2015 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership for all of 2015.

(6)
Registrant assigned its Local Partnership Interest to an affiliate of the Local General Partner in January 2016.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2016 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale.

(7)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in July 2016.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2016 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale (see Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, herein).

(8)
Registrant sold its Local Partnership Interest to an unaffiliated third party in June 2017 (see Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, herein).

(9)	Capital contribution includes voluntary advances made to the Local Partnership.

Item 3.   Legal Proceedings.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of EquitySecurities.

Market Information and Holders

There is no established public trading market for the Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of record holders of Units as of June 6, 2017 was approximately 691, holding an aggregate of 18,654 Units.

Registrant may provide an estimate of value to Unit holders from time to time in Registrant's reports to the Beneficial Owners. Estimated values for limited partnership interests may also be provided by independent valuation services, whose estimated values are based on financial and other information available to them. The estimated values provided by the independent services and Registrant, which may differ, are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. Unit holders may not realize such estimated values upon the liquidation of Registrant.

Distributions

There were no cash distributions to the Beneficial Owners during the years ended March 30, 2017 and 2016.  As of June 26, 2017, Registrant owns one of the ten Local Partnership Interests initially acquired.  In a prior year, Registrant served a demand on the Local General Partners to commence a sale process to dispose of the Properties.  In the event a sale of the Property cannot be consummated, it is the Manager's intention to sell or assign Registrant's Local Partnership Interest in Vision.  It is not possible to ascertain the amount, if any, that Registrant will receive with respect to such sale or assignment. Registrant holds cash and liquid investments as of June 21, 2017, net of all liabilities as of such date, of approximately $1,730,000.  After the receipt of sales proceeds, if any, and deducting future expenses and reserves, the balance is expected to be distributed to the Manager and Beneficial Owners in the future. There can be no assurance as to the amount and timing of such distributions, if any.

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

Capital Resources and Liquidity

Registrant admitted beneficial owners (the "Beneficial Owners") in three closings with aggregate Beneficial Owners' capital contributions of $18,654,000. In connection with the offering of the sale of units (the "Units") of beneficial ownership, Registrant incurred organization and offering costs of approximately $2,331,000 and established a working capital reserve of approximately $1,287,000. The remaining net proceeds of approximately $15,036,000 (the "Net Proceeds") were available to be applied to the acquisition of limited partner interests (the "Local Partnership Interest" or "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") which own low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code (the "IRC"). The Net Proceeds were utilized in acquiring a Local Partnership Interest in ten Local Partnerships. As of June 26, 2017, Registrant owns one of the ten Local Partnership Interests initially acquired, Vision Limited Dividend Housing Association Limited Partnership ("Vision"),

As of March 30, 2017, Registrant has cash and cash equivalents and investment in Pemberwick Fund, a short duration bond fund ("Pemberwick") totaling $1,337,504, which is available for operating expenses of Registrant and circumstances which may arise in connection with Vision. Future sources of Registrant funds are expected to be primarily from interest earned on working capital. In addition, although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to Vision, Registrant may be entitled to sales proceeds in the event of a sale of either the Vision Property or Registrant's Local Partnership Interest in Vision.

During the year ended March 30, 2017, Registrant received cash from interest revenue, redemptions from Pemberwick, and proceeds from the sale of its interest in ACP Housing Associates, L.P. ("ACP Housing") (see discussion below under Local Partnership Matters), and utilized cash for operating expenses and investments in Pemberwick. Cash and cash equivalents and investment in Pemberwick increased, in the aggregate, by approximately $983,000 during the year ended March 30, 2017 (which includes an unrealized loss on investment in Pemberwick of approximately $5,000), primarily as the result of proceeds from the sale of Registrant's interest in ACP Housing of approximately $1,332,000 (see discussion below under Local Partnership Matters), partially offset by the payment of previously deferred management fees of $300,000 and recurring operating expenses.  Payable to manager and affiliates in the accompanying balance sheet as of March 30, 2017 represents deferred management fees.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant's operations for the years ended March 30, 2017 and 2016 resulted in net income (loss) of $1,227,862 and $(541,227), respectively. The increase in net income is primarily attributable to (i) an increase in gain (loss) on sale of limited partner interests/local partnership properties of approximately $1,603,000, (ii) a decrease in management fees of approximately $48,000 and (iii) a decrease in equity in loss of investment in local partnerships of approximately $117,000, which is the result of Registrant's investment in local partnerships reaching a zero balance as of March 30, 2016 and there being no equity in income (loss) recognized during the year ended March 30, 2017.  Other comprehensive loss for the year ended March 30, 2017 resulted from an unrealized loss on investment in Pemberwick of $5,175.

The remaining Local Partnerships' net loss of approximately $134,000 for the year ended December 31, 2016 includes depreciation and amortization expense of approximately $563,000 and interest on non-mandatory debt of approximately $120,000, and does not include principal payments on permanent mortgages of approximately $210,000. The Local Partnerships' net loss of approximately $245,000 for the year ended December 31, 2015 includes depreciation and amortization expense of approximately $973,000 and interest on non-mandatory debt of approximately $249,000, and does not include principal payments on permanent mortgages of approximately $302,000. The results of operations of the Local Partnerships for the year ended December 31, 2016 are not indicative of the results that may be expected in future periods. Revenue and expense fluctuations from 2015 to 2016 have resulted from Registrant's sales of Local Partnership Interests.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to its Beneficial Owners, has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2010. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the "Extended Use Provisions").  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 26, 2017, Registrant owns one of the ten Local Partnership Interests initially acquired.  In a prior year, Registrant served a demand on the general partners of the Local Partnerships (the "Local General Partners") to commence a sale process to dispose of the Properties. In the event a sale of the Property cannot be consummated, it is the Manager's intention to sell or assign Registrant's Local Partnership Interest in Vision. It is not possible to ascertain the amount, if any, that Registrant will receive in connection with such sale or assignment. Registrant intends to dissolve after the final disposition of its Local Partnership Interest in Vision; there can be no assurance as to when such final disposition will occur.

Vision owns a subsidized and leveraged low-income multifamily residential complex located in Detroit, Michigan. Vision's financing structure includes (i) required debt service payments and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the note. Registrant has no legal obligation to fund any operating deficits of Vision.

During the year ended March 30, 2017, Registrant sold its Local Partnership Interest in ACP Housing to an affiliate of the Local General Partner of ACP Housing; Registrant received $1,331,798 in connection with the sale. Such amount is reflected as gain (loss) on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2017.

In June 2017, Registrant sold its Local Partnership Interest in Creative Choice Homes VII, Ltd. to an unaffiliated third party.  Registrant received $900,000 in connection with the sale.

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

We have audited the accompanying balance sheets of American Tax Credit Trust, a Delaware statutory business trust Series I (the "Trust") as of March 30, 2017 and 2016, and the related statements of operations and comprehensive income (loss), changes in owners' equity (deficit) and cash flows for the years then ended. The Trust's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Trust, a Delaware statutory business trust Series I as of March 30, 2017 and 2016 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Marks Paneth LLP

New York, New York
June 26, 2017

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
BALANCE SHEETS
MARCH 30, 2017 AND 2016

	2017	2016

ASSETS

Cash and cash equivalents	$22,904	$9,514
Investment in Pemberwick Fund - a short duration bond fund	1,314,600	345,488

	$1,337,504	$355,002

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$24,615	$26,021
Payable to manager and affiliates	456,082	694,861

	480,697	720,882

Commitments and contingencies

Owners' equity (deficit)

Manager	(157,271)	(367,116)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)	1,018,017
Accumulated other comprehensive income (loss)	(3,939)	1,236

	856,807	(365,880)

	$1,337,504	$355,002

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 30, 2017 AND 2016

	2017	2016

REVENUE

Interest	$12,290	$3,388
Other income from local partnerships		13,562

TOTAL REVENUE	12,290	16,950

EXPENSES

Management fee - affiliate	65,709	113,305
Professional fees	38,297	42,384
Printing, postage and other	12,220	13,956

TOTAL EXPENSES	116,226	169,645

LOSS PRIOR TO EQUITY IN LOSS OF INVESTMENT IN LOCAL PARTNERSHIPS AND GAIN (LOSS) ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(103,936)	(152,695)

Equity in loss of investment in local partnerships		(116,987)

LOSS PRIOR TO GAIN (LOSS) ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(103,936)	(269,682)

GAIN (LOSS) ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	1,331,798	(271,545)

NET INCOME (LOSS)	1,227,862	(541,227)

Other comprehensive loss - Pemberwick Fund	(5,175)	(810)

COMPREHENSIVE INCOME (LOSS)	$1,222,687	$(542,037)

NET INCOME (LOSS) ATTRIBUTABLE TO

Manager	$209,845	$(204,974)
Beneficial owners	1,018,017	(336,253)

	$1,227,862	$(541,227)

NET INCOME (LOSS) per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)	$54.57	$(18.03)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
STATEMENTS OF CHANGES IN OWNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2017 AND 2016

	Manager	Beneficial Owners	Accumulated Other Comprehensive Income (Loss)	Total

Owners' equity (deficit), March 30, 2015	$(162,142)	$336,253	$2,046	$176,157

Net loss	(204,974)	(336,253)		(541,227)

Other comprehensive loss - Pemberwick Fund			(810)	(810)

Owners' equity (deficit), March 30, 2016	(367,116)	--	1,236	(365,880)

Net income	209,845	1,018,017		1,227,862

Other comprehensive loss - Pemberwick Fund			(5,175)	(5,175)

Owners' equity (deficit), March 30, 2017	$(157,271)	$1,018,017	$(3,939)	$856,807

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2017 AND 2016

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$11,294	$3,279
Cash paid for
Management fees	(304,488)	(4,947)
Professional fees	(42,848)	(31,418)
Printing, postage and other expenses	(9,075)	(14,826)

Net cash used in operating activities	(345,117)	(47,912)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds in connection with sale of limited partner interests/local partnership properties	1,331,798	7,250
Distributions received from local partnerships		13,562
Investments in Pemberwick Fund	(1,318,291)	(3,272)
Redemptions from Pemberwick Fund	345,000	21,000

Net cash provided by investing activities	358,507	38,540

Net increase (decrease) in cash and cash equivalents	13,390	(9,372)

Cash and cash equivalents at beginning of year	9,514	18,886

CASH AND CASH EQUIVALENTS AT END OF YEAR	$22,904	$9,514

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized loss on investment in Pemberwick Fund	$(5,175)	$(810)

See reconciliation of net income (loss) to net cash used in operating activities on page 16.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED MARCH 30, 2017 AND 2016

	2017	2016

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$1,227,862	$(541,227)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in loss of investment in local partnerships		116,987
Loss (gain) on sale of limited partner interests/local partnership properties	(1,331,798)	271,545
Other income from local partnerships		(13,562)
Gain on redemptions from Pemberwick Fund	(996)	(109)
Increase (decrease) in accounts payable and accrued expenses	(1,406)	10,096
Increase (decrease) in payable to manager and affiliates	(238,779)	108,358

NET CASH USED IN OPERATING ACTIVITIES	$(345,117)	$(47,912)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2017 AND 2016

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

The Trust does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810; Subtopic 10, because the Trust is not considered the primary beneficiary. The Trust's balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. The Trust's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the general partners of the Local Partnerships (the "Local General Partners"). In addition, the Local Partnerships' partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships' economic success. As described above herein Note 1, the Trust's investment in local partnerships reached a zero balance during the year ended March 30, 2016.

AMERICAN TAX CREDIT TRUST,
a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2017 AND 2016

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

Income Taxes

The Trust is a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income and deductions are passed through to and are reported by its owners on their respective income tax returns. The Trust's federal tax status as a pass-through entity is based on its legal status as a trust.  Accordingly, the Trust is not required to take any tax positions in order to qualify as a pass-through entity. The Trust is required to file and does file tax returns with the Internal Revenue Service (the "IRS") and other taxing authorities. Income tax returns filed by the Trust are subject to examination by the IRS for a period of three years. While no Trust income tax returns are currently being examined by the IRS, tax years subsequent to 2012 remain subject to examination. The accompanying financial statements do not reflect a provision for income taxes and the Trust has no other tax positions which must be considered for disclosure. In accordance with ASC Topic 740; Subtopic 10, the Trust has included in Note 7 disclosures related to differences in the financial and tax bases of accounting.

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
MARCH 30, 2017 AND 2016

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

Net loss for the year ended March 30, 2016 was allocated 99% to the Beneficial Owners and 1% to the Manager in accordance with the Trust Agreement until such time as the Beneficial Owners' capital reached zero as a result of loss allocations, after which excess losses were allocated to the Manager.  Net income for the year ended March 30, 2017 was allocated 100% to the Manager until the allocation agreed to the excess losses allocated to the Manager for the year ended March 30, 2016; the remainder was allocated 99% to the Beneficial Owners and 1% to the Manager.

3.	Cash and Cash Equivalents

As of March 30, 2017, the Trust has cash and cash equivalents of $22,904, all of which is held in accounts at two financial institutions in which such accounts are insured up to $250,000 at each institution by the Federal Deposit Insurance Corporation (the "FDIC"). The entire amount is FDIC insured as of March 30, 2017.

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

The weighted average duration of Pemberwick's assets is approximately 1.91 years as of March 30, 2017. Redemptions from Pemberwick are immediately liquid and unrestricted. Pemberwick's net asset value ("NAV") is $10.03 and $10.04 per share as of March 30, 2017 and 2016, respectively. The Trust's investment in Pemberwick as of March 30, 2017 and 2016 is $1,314,600 and $345,488, respectively. An unrealized loss of $3,939 as of March 30, 2017 is reflected as accumulated other comprehensive loss in the accompanying balance sheet as of March 30, 2017. The Trust has earned $68,954 of interest revenue from the date of its initial investment in Pemberwick through March 30, 2017. The fair value of the Trust's investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1). Pemberwick's NAV was $10.03 as of May 31, 2017.

The Advisor is an affiliate of the Manager. For its services, the Advisor is entitled to receive an annual advisory fee of 0.50% of the average daily net assets of Pemberwick through December 5, 2016. Such fee was reduced to 0.25% as of December 6, 2016. The Advisor may, in its discretion, voluntarily waive its fees or reimburse certain Pemberwick expenses; however, the Advisor is not required to do so. The Advisor has waived all fees fee earned in excess of 0.15% since Pemberwick's inception and earned $1,837 and $524 in connection with the Trust's investment in Pemberwick for the years ended March 30, 2017 and 2016, respectively, enough to cover its direct costs. The Advisor's asset management affiliate, Richman Asset Management, Inc. ("RAM") has agreed to reduce its management fees (see Note 6) payable by the Trust to the extent any fee of the Advisor payable by Pemberwick would be duplicative of any profit that RAM would receive from the Trust.

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2017 AND 2016

5.	Investment in Local Partnerships

The Trust initially acquired a Local Partnership Interest in ten Local Partnerships. As of March 30, 2017, the Trust owns a 99% Local Partnership Interest in Creative Choice Homes VII, Ltd. ("Creative Choice") and Vision Limited Dividend Housing Association Limited Partnership ("Vision").  See discussion below herein Note 5 regarding the Trust's sale of its Local Partnership Interest in Creative Choice subsequent to March 30, 2017.

In connection with the initial purchase of ten Local Partnership Interests, under the terms of the partnership agreement of each Local Partnership, as of March 30, 2017 the Trust is committed to make capital contributions in the aggregate of $14,837,956, which includes Advances to certain Local Partnerships and all of which has been paid.

Vision owns a 97 unit subsidized and leveraged low-income multifamily residential complex located in Detroit, Michigan. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Periods of all the Local Partnerships expired in a prior year. The rents of the Properties are subject to specific laws, regulations and agreements with federal and state agencies. As of December 31, 2016, the remaining Local Partnerships have outstanding mortgage loans payable, net of unamortized debt issuance costs, totaling approximately $6,137,000 and accrued interest payable on such loans totaling approximately $2,076,000, which are secured by security interests and liens common to mortgage loans on the remaining Local Partnerships' real property and other assets.

During the year ended March 30, 2017, the Trust sold its Local Partnership Interest in ACP Housing Associates, L.P. ("ACP Housing") to an affiliate of the Local General Partner of ACP Housing; the Trust received $1,331,798 in connection with the sale. Such amount is reflected as gain (loss) on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Trust for the year ended March 30, 2017.

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
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2017 AND 2016

5.	Investment in Local Partnerships (Continued)

For the year ended March 30, 2016, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2015	$395,782

Distributions from Local Partnerships	(13,562)

Distributions classified as other income	13,562

Equity in loss of investment in local partnerships	(116,987)

Write-off of remaining investment balance in St. John Housing	(278,795)

Investment in local partnerships as of March 30, 2016	$--

The equity in loss recognized by the Trust in connection with St. John Housing represents more than 20% of the Trust's net loss for the year ended March 30, 2016. The following financial information represents certain balance sheet and operating statement data of St. John Housing as of and for the year ended December 31, 2015:

Total assets	$5,137,079

Total liabilities	$2,667,378

Revenue	$1,227,965

Net loss	$(118,169)

Equity in loss of investment in local partnerships is limited to the Trust's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $180,177 and $244,924 for the years ended December 31, 2016 and 2015, respectively, as reflected in the combined statements of operations of the Local Partnerships herein Note 5.

The difference between the Trust's investment in local partnerships as of March 30, 2017 and the amount reflected as the Trust's investment balance in the combined balance sheet of the Local Partnerships as of December 31, 2016 herein Note 5 represents cumulative Carrying Value adjustments made by the Trust (see Note 1). The difference between the Trust's investment in local partnerships as of March 30, 2016 and the amount reflected as the Trust's investment balance in the combined balance sheet of the Local Partnerships as of December 31, 2015 herein Note 5 represents cumulative Carrying Value adjustments made by the Trust in the amount of $2,701,800 and the Trust's write-off of its investment in St. John Housing of $278,795 during the three months ended March 30, 2016 (see discussion above herein Note 5).

In June 2017, the Trust sold its Local Partnership Interest in Creative Choice to an unaffiliated third party.  The Trust received $900,000 in connection with the sale.

The combined balance sheets of the Local Partnerships as of December 31, 2016 and 2015 and the combined statements of operations of the Local Partnerships for the years then ended are reflected on pages 22 and 23, respectively. The combined balance sheets of the Local Partnerships as of December 31, 2016 and 2015 do not include any balances in connection with the Local Partnerships in which the Trust no longer owns an interest as of such dates, while the combined statements of operations of the Local Partnerships for the years then ended include the results of operations of such Local Partnerships for the period prior to the sales or other dispositions (see discussion above herein Note 5).

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2017 AND 2016

5.	Investment in Local Partnerships (Continued)

The combined balance sheets of the Local Partnerships as of December 31, 2016 and 2015 are as follows:

	2016	2015

ASSETS

Cash and cash equivalents	$179,344	$1,940,725
Rents receivable	28,960	53,657
Escrow deposits and reserves	1,296,653	1,194,380
Land	179,799	768,599
Buildings and improvements (net of accumulated depreciation of $7,820,447 and $13,529,112)	6,037,801	10,683,023
Intangible assets (net of accumulated amortization of $0 and $127,547)	--	116,438
Other assets	105,387	194,842

	$7,827,944	$14,951,664

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$39,284	$314,872
Due to related parties	861,622	1,182,001
Mortgage loans	6,136,502	10,061,371
Notes payable	100,000	100,000
Accrued interest	2,075,697	1,981,767
Other liabilities	53,034	99,549

	9,266,139	13,739,560

Partners' equity (deficit)

American Tax Credit Trust, Series I
Capital contributions, net of distributions	3,775,145	6,817,784
Cumulative loss	(3,273,345)	(3,837,189)

	501,800	2,980,595

General partners and other limited partners
Capital contributions, net of distributions	(5,897)	164,176
Cumulative loss	(1,934,098)	(1,932,667)

	(1,939,995)	(1,768,491)

	(1,438,195)	1,212,104

	$7,827,944	$14,951,664

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2017 AND 2016

5.	Investment in Local Partnerships (Continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015

REVENUE

Rental	$2,227,795	$4,381,625
Interest and other	121,318	102,611

TOTAL REVENUE	2,349,113	4,484,236

EXPENSES

Administrative	279,499	616,161
Payroll	303,714	740,136
Utilities	409,131	696,193
Operating and maintenance	473,314	750,765
Taxes and insurance	196,083	440,622
Financial	258,378	512,515
Depreciation and amortization	563,241	972,702

TOTAL EXPENSES	2,483,360	4,729,094

NET LOSS	$(134,247)	$(244,858)

NET LOSS ATTRIBUTABLE TO

American Tax Credit Trust, Series I	$--	$(116,987)
General partners and other limited partners (includes $180,177 and $244,924 of Trust losses in excess of investment and specially allocated income of $47,273 and $119,503)	(134,247)	(127,871)

	$(134,247)	$(244,858)

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2017 AND 2016

6.	Transactions with Manager and Affiliates

Pursuant to the terms of the Trust Agreement, the Trust incurs an annual management fee (the "Management Fee") payable to the Manager for its services in connection with the management of the affairs of the Trust. The annual Management Fee is equal to 0.5% of Invested Assets (as such term is defined in the Trust Agreement). The Trust incurred Management Fees of $65,709 and $113,305 for the years ended March 30, 2017 and 2016, respectively. Unpaid Management Fees in the amount of $456,082 and $694,861 are reflected as payable to manager and affiliates in the accompanying balance sheets as of March 30, 2017 and 2016, respectively.

7.	Taxable Income

A reconciliation of the financial statement net income (loss) of the Trust for the years ended March 30, 2017 and 2016 to the tax return income for the years ended December 31, 2016 and 2015 is as follows:

	2017	2016

Financial statement net income (loss) for the years ended March 30, 2017 and 2016	$1,227,862	$(541,227)

Add (less) net transactions occurring between
January 1, 2015 and March 30, 2015	--	(46,752)
January 1, 2016 and March 30, 2016	(306,378)	306,378
January 1, 2017 and March 30, 2017	21,683	--

Adjusted financial statement net income (loss) for the years ended December 31, 2016 and 2015	943,167	(281,601)

Management Fees deductible for tax purposes when paid	63,326	123,537

Equity in loss of investment in local partnerships	(110,243)	(224,196)

Gain (loss) on sale of limited partner interests/local partnership properties	(147,589)	1,014,482

Other income from local partnerships	--	(13,562)

Other differences	124	--

Tax return income for the years ended December 31, 2016 and 2015	$748,785	$618,660

The differences between investment in local partnerships for financial reporting and tax purposes as of December 31, 2016 and 2015 are as follows:

	2016	2015

Investment in local partnerships - financial reporting	$--	$--
Investment in local partnerships - tax	(747,378)	(215,752)

	$747,378	$215,752

Payable to manager and affiliates in the accompanying balance sheets represents accrued Management Fees, which are not deductible for tax purposes until paid pursuant to IRC Section 267.

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2017 AND 2016

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

Investment in local partnerships

The Trust assessed the carrying value of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there were indications that a permanent impairment may have occurred (see Note 1). If the Carrying Value of an investment in a Local Partnership exceeded the estimated value derived by management, the Partnership reduced its investment in any such Local Partnership (unless the impairment was considered to be temporary) and included such reduction in equity in income (loss) of investment in local partnerships. Impairment was measured by comparing the investment carrying amount to the estimated residual value of the investment. Although the investment in local partnerships is carried at zero as of March 30, 2017, the Trust was able to negotiate a sale of its Local Partnership Interest in Creative Choice in June 2017 (see Note 5).  Although the investment in local partnerships is carried at zero as of March 30, 2016, the Trust was able to negotiate a sale of its Local Partnership Interest in ACP Housing during the year ended March 30, 2017 (see Note 5).

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager concluded that Registrant's disclosure controls and procedures were effective as of March 30, 2017.

Management's Annual Report on Internal Control Over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 and updated in 2013. Based on its evaluation, management has concluded that Registrant's internal control over financial reporting was effective as of March 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant's internal control over financial reporting during the three months ended March 30, 2017 that have materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

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

Richard Paul Richman, age 69, is the sole Director of the Manager. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also the sole director of Richman Housing Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties III L.P.

Brian Myers, age 53, is the President of the Manager and the President of Richman Asset Management, Inc. ("RAM"), an affiliate of the Manager. Mr. Myers has been employed by Richman Group or an affiliate since 1997 and is responsible for the overall partnership management operations of RAM in connection with Registrant's investment in the Local Partnerships.

James Hussey, age 56, is a Vice President and the Treasurer of the Manager. Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the finance operations of Richman Group. Mr. Hussey, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 2009. In addition, Mr. Hussey is a Vice President and the Treasurer of RAM, engaged primarily in the asset management and finance operations of RAM.

Gina K. Dodge, age 61, is a Vice President and the Secretary of the Manager and a Vice President and the Secretary of Richman Group.  Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, Ms. Dodge is responsible for communications with investors.

Charles L. Krafnick, age 55, is an Assistant Treasurer of the Manager and is an Assistant Treasurer of Richman Group. Mr. Krafnick, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group. In addition, Mr. Krafnick is an Assistant Treasurer of RAM.  Mr. Krafnick's responsibilities in connection with RAM include various finance and asset management functions.

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

Item 11.   Executive Compensation.

Registrant has no officers or directors. Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of the Manager and did not pay any such compensation during the years ended March 30, 2017 and 2016. During the years ended March 30, 2017 and 2016, the Manager did not pay any compensation to any of its officers or its director. The director and certain officers of the Manager receive compensation from certain affiliates of the Manager for services performed for various affiliated entities which may include services performed for Registrant.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Two affiliates of Everest Properties, Inc., having the mailing address 199 S. Los Robles Avenue, Suite 200, Pasadena, California 91101, together own 2,214 Units, representing approximately 11.87% of all such Units. Warren Heller, having the mailing address 515 W. Buckeye Road, Suite 104, Phoenix, Arizona 85003, owns 1,325 Units, representing approximately 7.10% of all such Units. Prizm Investments and certain affiliates thereof, having the mailing address P.O. Box 47638, Phoenix, Arizona 85068 are the owners of 937 Units, representing approximately 5.02% of all such Units. As of June 6, 2017, no person or entity, other than the entities and affiliates identified above herein Item 12, was known by Registrant to be the beneficial owner of more than five percent of the Units.

Neither the Manager nor the director or any officer of the Manager own any Units. The majority owner of the Manager is Richard Paul Richman.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Transactions With Related Persons

The Manager and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 4 and 6 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data herein. Such fees will continue to be incurred by Registrant during the fiscal year ending March 30, 2018.

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

Indebtedness of Management

No officer or director of the Manager or any affiliate of the foregoing was indebted to Registrant at any time during the fiscal years ended March 30, 2017 and 2016.

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

Item 14.   Principal Accountant Fees and Services.

Registrant's independent registered public accounting firm billed Registrant the following fees for professional services rendered for the years ended March 30, 2017 and 2016:

	2017	2016

Audit Fees	$21,000	$21,000
Audit-Related Fees	--	--
Tax Fees	$6,750	$6,250
All Other Fees	--	--

Audit fees consist of fees for the annual audit and review of Registrant's interim financial statements and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2017 and 2016.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee. The Audit Committee approved all fiscal 2017 and 2016 principal accountant fees and services.

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

(3)  Exhibits.

Incorporated by
	Exhibit	Reference to
4.1	Fourth Amended and Restated Agreement of Trust of Registrant	Appendix A to Registrant's Prospectus filed September 21, 1993 (File No. 33-58032)

10.1	Credit Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.2	Security and Pledge Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.3	Cash Collateral Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.4	Promissory Note dated December 27, 1993 from Trust to Citibank N.A.	Exhibit 10.4 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.5	Tri-Party Agreement dated as of December 27, 1993 between Trust, Citibank N.A. and United States Trust Company of New York	Exhibit 10.5 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.6	ACP Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-24600)

10.7	Creative Choice Homes VII, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1994 (File No. 0-24600)

10.8	Edgewood Manor Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)

10.9	Ledge / McLaren Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1994 (File No. 0-24600)

10.10	Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.7 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)

Incorporated by
	Exhibit	Reference to

10.11	First Amendment to Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)

10.12	Second Amendment to Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.9 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)

10.13	SB-92 Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.14	St. Christopher's Associates, L.P. V Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended June 29, 1994 (File No. 33-58032)

10.15	St. John Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.7 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.16	Starved Rock - LaSalle Manor Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-24600)

10.17	Vision Limited Dividend Housing Association Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1994 (File No. 0-24600)

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*32.1	Section 1350 Certification of Chief Executive Officer

*32.2	Section 1350 Certification of Chief Financial Officer

99.1	Pages 11 through 21 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.1 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.2	Pages 26 through 48 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.2 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.3	Pages 63 through 65 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.3 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.4	Supplement No. 2 dated November 16, 1993 to Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.4 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.5	Supplement No. 3 dated November 23, 1994 to Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.5 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

Incorporated by
	Exhibit	Reference to

99.6	Supplement No. 4 dated December 28, 1994 to Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.6 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.7	Independent Auditor's Report of ACP Housing Associates, L.P. as of and for the year ended December 31, 2004	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-24600)

99.8	Independent Auditors' Report of Creative Choice Homes VII, Ltd. as of and for the year ended December 31, 2004	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-24600)

99.9	Report of Independent Registered Public Accounting Firm of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-24600)

99.10	Report of Independent Registered Public Accounting Firm of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.8 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-24600)

99.11	Audited Financial Statements of Creative Choice Homes VII, Ltd. as of and for the year ended December 31, 2005	Exhibit 99.9 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-24600)

99.12	Audited Financial Statements of St. John Housing Associates Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-24600)

99.13	Independent Auditors' Report of Ledge/McLaren Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-24600)

99.14	Audited Financial Statements of St. John Housing Associates Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-24600)

99.15	Audited Financial Statements of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.13 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-24600)

99.16	Deferred Fee Agreement between Registrant, the Manager and ML Fund Administrators Inc.	Exhibit 99.16 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

**101 INS	XBRL Instance Document

**101 SCH	XBRL Schema Document

**101 CAL	XBRL Calculation Linkbase Document

**101 DEF	XBRL Definition Linkbase Document

**101 LAB	XBRL Labels Linkbase Document

Incorporated by
	Exhibit	Reference to

**101 PRE	XBRL Presentation Linkbase Document

**101
Financial Statements from the Annual Report on Form 10-K of the Registrant for the year ended March 30, 2017, formatted in Extensible Business Reporting Language ("XBRL"); (i) Balance Sheets as of March 30, 2017 and 2016; (ii) Statements of Operations and Comprehensive Income (Loss) for the years ended March 30, 2017 and 2016; (iii) Statements of Changes in Owners' Equity (Deficit) for the years ended March 30, 2017 and 2016; and (iv) Statements of Cash Flows for the years ended March 30, 2017 and 2016

 *Filed herewith.

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

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT TRUST, A DELAWARE
STATUTORY BUSINESS TRUST SERIES I

By: Richman American Credit Corp.,
Manager

Dated: June 26, 2017	/s/Brian Myers
Brian Myers
Chief Executive Officer

Dated: June 26, 2017	/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/Brian Myers	Chief Executive Officer of the Manager	June 26, 2017
(Brian Myers)

/s/James Hussey	Chief Financial Officer of the Manager	June 26, 2017
(James Hussey)

/s/Richard Paul Richman	Sole Director of the Manager	June 26, 2017
(Richard Paul Richman)