Form 10-Q
period 2017-06-29
AMERICAN TAX CREDIT TRUST SERIES I
filed 2017-08-01
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2017

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to ____________

Commission File Number: 0-24600

American Tax Credit Trust, a Delaware statutory business trust Series I
 (Exact Name of Registrant as Specified in its Charter)

Delaware	06-6385350
(State or Other Jurisdiction of Organization)	(I.R.S. Employer Incorporation of Identification No.)

Richman American Credit Corp.
340 Pemberwick Road
Greenwich, Connecticut	06831
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (203) 869-0900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes    X    No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes     X      No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer ___	Smaller Reporting Company X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No   X

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
BALANCE SHEETS
(UNAUDITED)

	June 29,	March 30,
	2017	2017
ASSETS

Cash and cash equivalents	$792,696	$22,904
Investment in Pemberwick Fund, a short duration bond fund	1,318,889	1,314,600

	$2,111,585	$1,337,504

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$13,918	$24,615
Payable to manager and affiliates	369,156	456,082

	383,074	480,697

Commitments and contingencies

Owners’ equity (deficit)

Manager	(148,554)	(157,271)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)	1,881,004	1,018,017
Accumulated other comprehensive loss	(3,939)	(3,939)

	1,728,511	856,807

	$2,111,585	$1,337,504

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 29, 2017 AND 2016
(UNAUDITED)

	2017	2016

REVENUE

Interest	$4,290	$972

TOTAL REVENUE	4,290	972

EXPENSES

Management fee	14,716	20,722
Professional fees	16,669	11,060
Printing, postage and other	1,201	2,102

TOTAL EXPENSES	32,586	33,884

LOSS PRIOR TO GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(28,296)	(32,912)

GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	900,000

NET INCOME (LOSS)	871,704	(32,912)

Other comprehensive income - Pemberwick Fund		855

COMPREHENSIVE INCOME (LOSS)	$871,704	$(32,057)

NET INCOME (LOSS) ATTRIBUTABLE TO

Manager	$8,717	$(32,912)
Beneficial owners	862,987	--

	$871,704	$(32,912)

NET INCOME (LOSS) per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)	$46.26	$--

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2017 AND 2016
(UNAUDITED)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$4,290	$818
Cash paid for
Management fees	(101,642)	(1,228)
Professional fees	(24,221)	(29,268)
Printing, postage and other expenses	(4,346)	(2,102)

Net cash used in operating activities	(125,919)	(31,780)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds in connection with sale of limited partner interests/local partnership properties	900,000
Investments in Pemberwick Fund	(4,289)	(818)
Redemptions from Pemberwick Fund		25,000

Net cash provided by investing activities	895,711	24,182

Net increase (decrease) in cash and cash equivalents	769,792	(7,598)

Cash and cash equivalents at beginning of period	22,904	9,514

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$792,696	$1,916

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain on investment in Pemberwick Fund		$855

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
STATEMENTS OF CASH FLOWS - CONTINUED
THREE MONTHS ENDED JUNE 29, 2017 AND 2016
(UNAUDITED)

	2017	2016

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$871,704	$(32,912)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Gain on sale of limited partner interests/local partnership properties	(900,000)
Gain on redemptions from Pemberwick Fund		(154)
Decrease in accounts payable and accrued expenses	(10,697)	(18,208)
Increase (decrease) in payable to manager and affiliates	(86,926)	19,494

NET CASH USED IN OPERATING ACTIVITIES	$(125,919)	$(31,780)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2017
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Trust, a Delaware statutory business trust Series I (the “Trust”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the manager of the Trust (the “Manager”), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2017 and the results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2017 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Trust initially acquired limited partner equity interests (the “Local Partnership Interest” or “Local Partnership Interests”) in ten Local Partnerships (the “Local Partnership” or “Local Partnerships”) representing capital contributions in the aggregate amount of $14,837,956, which includes voluntary advances (the “Advances”) made to certain Local Partnerships and all of which has been paid. As of June 29, 2017, the Trust holds a Local Partnership Interest in one Local Partnership, Vision Limited Dividend Housing Association Limited Partnership (“Vision”).  The results of operations of Vision are provided by the general partner of Vision on an unaudited basis during interim periods. The Trust has no legal obligation to fund any operating deficits of Vision.

In the event the operations of Vision result in a loss, equity in loss of investment in Vision allocated to the Trust is recognized to the extent of the Trust’s investment balance in Vision. Equity in loss in excess of the Trust’s investment balance in Vision is allocated to other partners’ capital in Vision. As a result of cumulative equity losses and distributions, the Trust’s investment in Vision reached a zero balance in a prior year.

During the three months ended June 29, 2017, the Trust sold its Local Partnership Interest in Creative Choice Homes VII, Ltd. to an unaffiliated third party; the Trust received $900,000 in connection with the sale. Such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the three months ended June 29, 2017.

3.	Investment in Pemberwick Fund

The Trust carries its investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) at estimated fair value. The fair value of the Trust’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Trust has the ability to access. Pemberwick’s net asset value (“NAV”) is $10.03 per share as of June 29, 2017. An unrealized loss of $3,939 is reflected as accumulated other comprehensive loss in the accompanying unaudited balance sheet as of June 29, 2017. The Trust has earned $73,243 of interest revenue from the date of its initial investment in Pemberwick through June 29, 2017.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 29, 2017
(UNAUDITED)

4.	Additional Information

Additional information, including the audited March 30, 2017 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Trust’s Annual Report on Form 10-K for the fiscal year ended March 30, 2017 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of June 29, 2017, American Tax Credit Trust, a Delaware statutory business trust Series I (the “Registrant”) has experienced a significant change in financial condition as compared to March 30, 2017 resulting primarily from the receipt of $900,000 in connection with the sale of its interest in Creative Choice Homes VII, Ltd. (“Creative Choice”) (see discussion below under Results of Operations and Local Partnership Matters). Principal changes in assets are comprised of periodic transactions and adjustments. Registrant had initially acquired a limited partner equity interest (the “Local Partnership Interest” or “Local Partnership Interests”) in ten partnerships (the “Local Partnership” or “Local Partnerships”), that own/owned low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code. As of August 1, 2017, Registrant holds a Local Partnership Interest in one Local Partnership, Vision Limited Dividend Housing Association Limited Partnership (“Vision”). During the three months ended June 29, 2017, Registrant received cash from interest revenue and proceeds in connection with Creative Choice (see discussion above), and utilized cash for operating expenses and investments in Pemberwick Fund, a short duration bond fund (“Pemberwick”). Cash and cash equivalents and investment in Pemberwick increased, in the aggregate, by approximately $774,000 during the three months ended June 29, 2017, primarily as the result of proceeds from the sale of Registrant’s Local Partnership Interest in Creative Choice of $900,000 (see discussion below under Local Partnership Matters), partially offset by the payment of previously deferred management fees of $100,000 and recurring operating expenses. Payable to manager and affiliates in the accompanying unaudited balance sheet as of June 29, 2017 represents deferred management fees.

Although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to Vision, Registrant may be entitled to sales proceeds in the event of a sale of either the Vision Property or Registrant’s Local Partnership Interest in Vision. Registrant holds cash and liquid investments as of June 29, 2017, net of all liabilities as of such date, of approximately $1,729,000. After the receipt of sales proceeds, if any, and deducting future expenses and reserves, the balance is expected to be distributed to the owners in the future. There can be no assurance as to the amount and timing of such distributions, if any.

Results of Operations

Registrant’s operating results are dependent, in part, on the operating results of Vision and are impacted by Vision’s policies.  In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Vision in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant’s share of Vision’s results of operations and by cash distributions received. In the event the operations of Vision result in a loss, equity in loss of Vision allocated to Registrant is recognized to the extent of Registrant’s investment balance in Vision.  Equity in loss in excess of Registrant’s investment balance in Vision is allocated to other partners’ capital in Vision. As a result of cumulative equity losses and distributions, Registrant’s investment in Vision reached a zero balance in a prior year.

Cumulative losses and cash distributions in excess of Registrant’s investment in Vision may result from a variety of circumstances, including Vision’s accounting policies, debt structure and operating deficits, among other things. Accordingly, cumulative losses and cash distributions in excess of the investment are not necessarily indicative of adverse operating results of Vision.

Registrant’s operations for the three months ended June 29, 2017 and 2016 resulted in net income (loss) of $871,704 and $(32,912), respectively. The increase in net income is primarily attributable to (i) gain on sale of limited partner interests/local partnership properties of $900,000 during the three months ended June 29, 2017 and (ii) an increase in interest revenue of approximately $3,000.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant’s primary objective, to provide Low-income Housing Tax Credits to its beneficial owners (the “Beneficial Owners”), has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the “Compliance Period”). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2010. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its Local Partnership Interest in Vision, which has a 30 year Extended Use Agreement.  In a prior year, Registrant served a demand on the general partners of the Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale of the Vision Property cannot be consummated, it is the Manager’s intention to sell or assign Registrant’s Local Partnership Interest in Vision. It is uncertain as to the amount, if any, that Registrant will receive in connection with such sale or assignment. Registrant intends to dissolve after the final disposition of its Local Partnership Interest in Vision; there can be no assurance as to when such final disposition will occur.

Vision owns a 97 unit subsidized and leveraged low-income multifamily residential complex located in Detroit, Michigan. Vision’s financing structure includes (i) required debt service payments and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the note. Registrant has no legal obligation to fund any operating deficits of Vision.

During the three months ended June 29, 2017, Registrant sold its Local Partnership Interest in Creative Choice to an unaffiliated third party; Registrant received $900,000 in connection with the sale. Such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the three months ended June 29, 2017.

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

•	Registrant accounts for its investment in Vision in accordance with the equity method of accounting.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued).

•
Registrant does not consolidate the accounts and activities of Vision, which is considered a Variable Interest Entity as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10 because Registrant is not considered the primary beneficiary. Registrant’s investment balance in Vision represents the maximum exposure to loss in connection with such investment. Vision’s partnership agreement grants the Vision Local General Partner the power to direct the activities that most significantly impact Vision’s economic success. As a result of cumulative equity losses and distributions, Registrant’s investment in Vision reached a zero balance in a prior year.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended June 29, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager concluded that Registrant’s disclosure controls and procedures were effective as of June 29, 2017.

There were no changes in Registrant’s internal control over financial reporting during the three months ended June 29, 2017 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

AMERICAN TAX CREDIT TRUST, A DELAWARE
STATUTORY BUSINESS TRUST SERIES I

By: Richman American Credit Corp.
The Manager

Dated: August 1, 2017	/s/Brian Myers
By: Brian Myers
Chief Executive Officer

Dated: August 1, 2017	/s/James Hussey
By: James Hussey
Chief Financial Officer

Dated: August 1, 2017	/s/Richard Paul Richman
By: Richard Paul Richman
Sole Director