Form 10-Q
period 2017-12-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2018-02-02
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2017

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

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
BALANCE SHEETS
(UNAUDITED)

	December 30,	March 30,
	2017	2017

ASSETS

Cash and cash equivalents	$25,332	$22,904
Investment in Pemberwick Fund, a short duration bond fund	1,693,824	1,314,600

	$1,719,156	$1,337,504

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$19,683	$24,615
Payable to manager and affiliates	417	456,082

	20,100	480,697

Commitments and contingencies

Owners' equity (deficit)

Manager	(148,832)	(157,271)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)	1,853,452	1,018,017
Accumulated other comprehensive loss	(5,564)	(3,939)

	1,699,056	856,807

	$1,719,156	$1,337,504

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 2017 AND 2016
(UNAUDITED)

	Three Months Ended December 30, 2017	Nine Months Ended December 30, 2017	Three Months Ended December 30, 2016	Nine Months Ended December 30, 2016

REVENUE

Interest	$7,010	$17,161	$3,775	$7,516

TOTAL REVENUE	7,010	17,161	3,775	7,516

EXPENSES

Management fee	8,903	32,522	14,716	50,993
Professional fees	9,221	33,732	9,423	30,087
Printing, postage and other	3,482	7,033	2,272	8,689

TOTAL EXPENSES	21,606	73,287	26,411	89,769

LOSS PRIOR TO GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(14,596)	(56,126)	(22,636)	(82,253)

GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES		900,000		1,331,798

NET INCOME (LOSS)	(14,596)	843,874	(22,636)	1,249,545

Other comprehensive loss - investment in Pemberwick Fund	(1,015)	(1,625)	(6,493)	(5,959)

COMPREHENSIVE INCOME (LOSS)	$(15,611)	$842,249	$(29,129)	$1,243,586

NET INCOME (LOSS) ATTRIBUTABLE TO

Manager	$(146)	$8,439	$(226)	$210,062
Beneficial owners	(14,450)	835,435	(22,410)	1,039,483

	$(14,596)	$843,874	$(22,636)	$1,249,545

NET INCOME (LOSS) per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)	$(.77)	$44.79	$(1.21)	$55.72

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2017 AND 2016
(UNAUDITED)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$18,211	$7,362
Cash paid for
Management fees	(488,187)	(3,675)
Professional fees	(37,409)	(39,306)
Printing, postage and other expenses	(8,288)	(6,536)

Net cash used in operating activities	(515,673)	(42,155)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds in connection with sale of limited partner interests/local partnership properties	900,000	1,331,798
Investments in Pemberwick Fund	(717,899)	(1,314,360)
Redemptions from Pemberwick Fund	336,000	25,000

Net cash provided by investing activities	518,101	42,438

Net increase in cash and cash equivalents	2,428	283

Cash and cash equivalents at beginning of period	22,904	9,514

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,332	$9,797

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized loss on investment in Pemberwick Fund	$(1,625)	$(5,959)

See reconciliation of net income to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
STATEMENTS OF CASH FLOWS - CONTINUED
NINE MONTHS ENDED DECEMBER 30, 2017 AND 2016
(UNAUDITED)

	2017	2016

RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES

Net income	$843,874	$1,249,545

Adjustments to reconcile net income to net cash used in operating activities

Gain on sale of limited partner interests/local partnership properties	(900,000)	(1,331,798)
(Gain) loss on redemptions from Pemberwick Fund	1,050	(154)
Decrease in accounts payable and accrued expenses	(4,932)	(7,066)
Increase (decrease) in payable to manager and affiliates	(455,665)	47,318

NET CASH USED IN OPERATING ACTIVITIES	$(515,673)	$(42,155)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2017
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Trust, a Delaware statutory business trust Series I (the "Trust") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the manager of the Trust (the "Manager"), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2017 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended December 30, 2017 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Trust initially acquired limited partner equity interests (the "Local Partnership Interest" or "Local Partnership Interests") in ten partnerships (the "Local Partnership" or "Local Partnerships") representing capital contributions in the aggregate amount of $14,837,956, which includes voluntary advances (the "Advances") made to certain Local Partnerships and all of which has been paid. As of December 30, 2017, the Trust holds a Local Partnership Interest in one Local Partnership, Vision Limited Dividend Housing Association Limited Partnership ("Vision").  The results of operations of Vision are provided by the general partner of Vision on an unaudited basis during interim periods. The Trust has no legal obligation to fund any operating deficits of Vision.

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

During the nine months ended December 30, 2017, the Trust sold its Local Partnership Interest in Creative Choice Homes VII, Ltd. to an unaffiliated third party; the Trust received $900,000 in connection with the sale. Such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2017.

3.	Investment in Pemberwick Fund

The Trust carries its investment in Pemberwick Fund, a short duration bond fund ("Pemberwick") at estimated fair value. The fair value of the Trust's investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification ("ASC") Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Trust has the ability to access. Pemberwick's net asset value ("NAV") is $10.02 per share as of December 30, 2017. An unrealized loss of $5,564 is reflected as accumulated other comprehensive loss in the accompanying unaudited balance sheet as of December 30, 2017. The Trust has earned $85,803 of interest revenue from the date of its initial investment in Pemberwick through December 30, 2017.

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 30, 2017
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

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of December 30, 2017, American Tax Credit Trust, a Delaware statutory business trust Series I (the "Registrant") has experienced a significant change in financial condition as compared to March 30, 2017 resulting primarily from the receipt of $900,000 in connection with the sale of its interest in Creative Choice Homes VII, Ltd. ("Creative Choice") (see discussion below under Results of Operations and Local Partnership Matters), partially offset by the payment of previously deferred management fees of approximately $484,000. Principal changes in assets are comprised of periodic transactions and adjustments. Registrant had initially acquired a limited partner equity interest (the "Local Partnership Interest" or "Local Partnership Interests") in ten partnerships (the "Local Partnership" or "Local Partnerships"), that own/owned low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code. As of February 2, 2018, Registrant holds a Local Partnership Interest in one Local Partnership, Vision Limited Dividend Housing Association Limited Partnership ("Vision"). During the nine months ended December 30, 2017, Registrant received cash from interest revenue, redemptions from Pemberwick Fund, a short duration bond fund ("Pemberwick") and proceeds in connection with Creative Choice (see discussion above), and utilized cash for operating expenses and investments in Pemberwick. Cash and cash equivalents and investment in Pemberwick increased, in the aggregate, by approximately $382,000 during the nine months ended December 30, 2017 (which includes an unrealized loss on investment in Pemberwick of approximately $2,000), primarily as the result of proceeds from the sale of Registrant's Local Partnership Interest in Creative Choice of $900,000 (see discussion below under Local Partnership Matters), partially offset by the payment of previously deferred management fees of approximately $484,000 and recurring operating expenses. Payable to manager and affiliates in the accompanying unaudited balance sheet as of December 30, 2017 represents accrued management fees.

Although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to Vision, Registrant may be entitled to sales proceeds in the event of a sale of either the Vision Property or Registrant's Local Partnership Interest in Vision. Registrant holds cash and liquid investments as of December 30, 2017, net of all liabilities as of such date, of approximately $1,699,000. After the receipt of sales proceeds, if any, and deducting future expenses and reserves, the balance is expected to be distributed to the owners in the future. There can be no assurance as to the amount and timing of such distributions, if any.

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

AMERICAN TAX CREDIT TRUST,
A DELAWARE STATUTORY BUSINESS TRUST SERIES I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant's operations for the three months ended December 30, 2017 and 2016 resulted in net losses of $14,596 and $22,636, respectively. The decrease is primarily attributable to a decrease in management fees of approximately $6,000. Other comprehensive loss for the three months ended December 30, 2017 resulted from an unrealized loss on investment in Pemberwick of $1,015.

Registrant's operations for the nine months ended December 30, 2017 and 2016 resulted in net income of $843,874 and $1,249,545, respectively. The decrease is primarily attributable to a decrease in gain on sale of limited partner interests/local partnership properties of approximately $432,000, partially offset by (i) a decrease in management fees of approximately $18,000 and (ii) an increase in interest revenue of approximately $10,000. Other comprehensive loss for the nine months ended December 30, 2017 resulted from an unrealized loss on investment in Pemberwick of $1,625.

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

During the nine months ended December 30, 2017, Registrant sold its Local Partnership Interest in Creative Choice to an unaffiliated third party; Registrant received $900,000 in connection with the sale. Such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2017.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended December 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager concluded that Registrant's disclosure controls and procedures were effective as of December 30, 2017.

There were no changes in Registrant's internal control over financial reporting during the three months ended December 30, 2017 that have materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

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

AMERICAN TAX CREDIT TRUST, A DELAWARE
STATUTORY BUSINESS TRUST SERIES I

By: Richman American Credit Corp.
The Manager

Dated: February 2, 2018	/s/Brian Myers
By: Brian Myers
Chief Executive Officer

Dated: February 2, 2018	/s/James Hussey
By: James Hussey
Chief Financial Officer

Dated: February 2, 2018	/s/Richard Paul Richman
By: Richard Paul Richman
Sole Director