Form 10-K
period 2018-03-30
AMERICAN TAX CREDIT TRUST SERIES I
filed 2018-06-25
CIK 897315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2018

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

Units of Beneficial Ownership Interest
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes____ No    X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes         No    X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes      X      No   ___

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of "accelerated filer," "large accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer             Accelerated Filer              Non-Accelerated Filer              Smaller Reporting Company      X
Emerging Growth Company ____

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

On September 13, 1993, Registrant commenced, through Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") and PaineWebber Incorporated ("PaineWebber"), the offering of up to 150,000 units of beneficial ownership interest (the "Units") at $1,000 per Unit to investors (the "Beneficial Owners") in one to twenty series (each a "Series"). This filing is presented for Series I only and as used herein, the term Registrant refers to Series I of the Trust. On November 29, 1993, January 28, 1994 and May 25, 1994 the closings for 8,460, 4,909 and 5,285 Units, respectively, took place, amounting to aggregate Beneficial Owner capital contributions of $18,654,000.

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

Disposal of Local Partnership Interests

Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 25, 2018, Registrant owns one of the ten Local Partnership Interests initially acquired.  In a prior year, Registrant served a demand on the general partners of the Local Partnerships (the "Local General Partners") to commence a sale process to dispose of the Properties. In the event a sale of the Property cannot be consummated, it is the Manager's intention to sell or assign Registrant's Local Partnership Interest in Vision Limited Dividend Housing Association Limited Partnership ("Vision"), which has a 30 year Extended Use Provision.  It is not possible to ascertain the amount, if any, that Registrant will receive in connection with such sale or assignment. Registrant intends to dissolve after the final disposition of its Local Partnership Interest in Vision; there can be no assurance as to when such final disposition will occur.

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

Item 1B.   Unresolved Staff Comments.

Not applicable.

Item 2.     Properties.

The executive offices of Registrant and the Manager are located at 777 West Putnam Avenue, Greenwich, Connecticut 06830. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by affiliates of the Manager.

Registrant initially acquired Local Partnership Interests in ten Local Partnerships from 1993 through 1995.  As discussed above in Item 1 - Business, the Compliance Period of all of the Local Partnerships had expired as of December 31, 2010 and, accordingly, Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 25, 2018, Registrant owns one of the ten Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the Local General Partners to commence a sale process to dispose of the Properties.  In the event a sale of the Vision Property cannot be consummated, it is the Manager's intention to sell or assign Registrant's 99% Local Partnership Interest in Vision, which has a 30 year Extended Use Provision (see discussion above in Item 1 - Business).  It is not possible to ascertain the amount, if any, that Registrant will receive in connection with such sale or assignment.  Registrant intends to dissolve after the final disposition of its Local Partnership Interest in Vision; there can be no assurance as to when such final disposition will occur.  In addition to amounts that remain outstanding under the terms of the debt structure of Vision, it has outstanding obligations to the Local General Partner of Vision and affiliates thereof for operating advances made over the years and for certain fees that were deferred.

Item 2.     Properties (Continued).

Name of Local Partnership Name of apartment complex	Number of rental	Capital	Mortgage loans payable as of December 31,		Subsidy (see
Apartment complex location	units	contribution	2017		footnotes)
ACP Housing Associates, L.P. (2), (5) ACP Housing Apartments New York, New York	28	$737,222	$--	(2)
Creative Choice Homes VII, Ltd. (3), (6) Coral Gardens Homestead, Florida	91	2,382,812	--	(3)
Edgewood Manor Associates, L.P. (2), (7) Edgewood Manor Apartments Philadelphia, Pennsylvania	49	2,053,799	--	(2)
Ledge/McLaren Limited Partnership (2) Ledge/McLaren Apartments Nashua, New Hampshire	8	343,079	--	(2)
Penn Apartment Associates (2) Penn Apartments Chester, Pennsylvania	15	852,180	--	(2)
SB-92 Limited Partnership (2) Shaker Boulevard Gardens Cleveland, Ohio	73	795,255	--	(2)
St Christopher's Associates, L.P. V (2), (7) Lehigh Park Philadelphia, Pennsylvania	29	2,081,877	--	(2)
St John Housing Associates, L.P. (3), (4) St. John Homes Gary, Indiana	144	3,546,861	--	(3)
Starved Rock - LaSalle Manor Limited Partnership (2) LaSalle Manor LaSalle, Illinois	48	634,327	--	(2)
Vision Limited Dividend Housing Association Limited Partnership Helen Odean Butler Apartments Detroit, Michigan	97	1,410,544	4,609,748		(1)
		$14,837,956	$4,609,748

(1)	The Local Partnership's debt structure includes a principal and interest payment subsidy.

Item 2.     Properties (Continued).

(2)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheets of the Local Partnerships as of December 31, 2017 and 2016 in Note 5 to the accompanying financial statements.

(3)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheet of the Local Partnerships as of December 31, 2017 in Note 5 to the accompanying financial statements.

(4)
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

(6)
Registrant sold its Local Partnership Interest to an unaffiliated third party in June 2017.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2017 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale (see Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, herein).

(7)	Capital contribution includes voluntary advances made to the Local Partnership.

Item 3.     Legal Proceedings.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of EquitySecurities.

Market Information and Holders

There is no established public trading market for the Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of record holders of Units as of June 7, 2018 was approximately 635, holding an aggregate of 18,654 Units.

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

Distributions

There were no cash distributions to the Beneficial Owners during the years ended March 30, 2018 and 2017.  As of June 25, 2018, Registrant owns one of the ten Local Partnership Interests initially acquired.  In a prior year, Registrant served a demand on the Local General Partners to commence a sale process to dispose of the Properties.  In the event a sale of the Vision Property cannot be consummated, it is the Manager's intention to sell or assign Registrant's Local Partnership Interest in Vision.  It is not possible to ascertain the amount, if any, that Registrant will receive with respect to such sale or assignment. Registrant holds cash and liquid investments as of June 22, 2018, net of all liabilities as of such date, of approximately $1,670,000.  After the receipt of sales proceeds, if any, and deducting future expenses and reserves, the balance is expected to be distributed to the Manager and Beneficial Owners in the future. There can be no assurance as to the amount and timing of such distributions, if any.

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

Capital Resources and Liquidity

Registrant admitted beneficial owners (the "Beneficial Owners") in three closings with aggregate Beneficial Owner capital contributions of $18,654,000. In connection with the offering of the sale of units (the "Units") of beneficial ownership, Registrant incurred organization and offering costs of approximately $2,331,000 and established a working capital reserve of approximately $1,287,000. The remaining net proceeds of approximately $15,036,000 (the "Net Proceeds") were available to be applied to the acquisition of limited partner interests (the "Local Partnership Interest" or "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") which own/owned low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code (the "IRC"). The Net Proceeds were utilized in acquiring a Local Partnership Interest in ten Local Partnerships. As of June 25, 2018, Registrant owns one of the ten Local Partnership Interests initially acquired, Vision Limited Dividend Housing Association Limited Partnership ("Vision").

As of March 30, 2018, Registrant has cash and cash equivalents and investment in Pemberwick Fund, a short duration bond fund ("Pemberwick") totaling $1,702,254, which is available for operating expenses of Registrant and circumstances which may arise in connection with Vision. Future sources of Registrant funds are expected to be primarily from interest earned on working capital. In addition, although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to Vision, Registrant may be entitled to sales proceeds in the event of a sale of either the Vision Property or Registrant's Local Partnership Interest in Vision.

During the year ended March 30, 2018, Registrant received cash from interest revenue, redemptions from Pemberwick, and proceeds from the sale of its interest in Creative Choice Homes VII, Ltd. ("Creative Choice") (see discussion below under Local Partnership Matters), and utilized cash for operating expenses and investments in Pemberwick. Cash and cash equivalents and investment in Pemberwick increased, in the aggregate, by approximately $365,000 during the year ended March 30, 2018 (which includes an unrealized loss on investment in Pemberwick of approximately $8,000), primarily as the result of proceeds from the sale of Registrant's interest in Creative Choice of $900,000 (see discussion below under Local Partnership Matters), partially offset by the payment of previously deferred management fees of approximately $484,000 and recurring operating expenses.  Payable to manager and affiliates in the accompanying balance sheet as of March 30, 2018 represents deferred management fees.

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

Cumulative losses and cash distributions in excess of investment in Vision may result from a variety of circumstances, including Vision's accounting policies, subsidy structure, debt structure and operating deficits, among other things. Accordingly, cumulative losses and cash distributions in excess of the investment are not necessarily indicative of adverse operating results of Vision.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant's operations for the years ended March 30, 2018 and 2017 resulted in net income of $827,932 and $1,227,862, respectively. The decrease is primarily attributable to a decrease in gain on sale of limited partner interests/local partnership properties of approximately $432,000, partially offset by (i) a decrease in management fees of approximately $24,000 and (ii) an increase in interest revenue of approximately $13,000.  Other comprehensive loss for the year ended March 30, 2018 resulted from an unrealized loss on investment in Pemberwick of $8,417.

The remaining Local Partnerships' net loss of approximately $112,000 for the year ended December 31, 2017 includes depreciation and amortization expense of approximately $453,000 and interest on non-mandatory debt of approximately $56,000, and does not include principal payments on permanent mortgages of approximately $201,000. The remaining Local Partnerships' net loss of approximately $134,000 for the year ended December 31, 2016 includes depreciation and amortization expense of approximately $563,000 and interest on non-mandatory debt of approximately $120,000, and does not include principal payments on permanent mortgages of approximately $210,000. The results of operations of the Local Partnerships for the year ended December 31, 2017 are not indicative of the results that may be expected in future periods. Revenue and expense fluctuations from 2016 to 2017 have resulted from Registrant's sales of Local Partnership Interests.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to its Beneficial Owners, has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2006. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2010. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the "Extended Use Provisions").  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 25, 2018, Registrant owns one of the ten Local Partnership Interests initially acquired.  In a prior year, Registrant served a demand on the general partners of the Local Partnerships (the "Local General Partners") to commence a sale process to dispose of the Properties. In the event a sale of the Vision Property cannot be consummated, it is the Manager's intention to sell or assign Registrant's Local Partnership Interest in Vision. It is not possible to ascertain the amount, if any, that Registrant will receive in connection with such sale or assignment. Registrant intends to dissolve after the final disposition of its Local Partnership Interest in Vision; there can be no assurance as to when such final disposition will occur.

Vision owns a 97 unit subsidized and leveraged low-income multifamily residential complex located in Detroit, Michigan. Vision's financing structure includes (i) required debt service payments and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the note. Registrant has no legal obligation to fund any operating deficits of Vision.

During the year ended March 30, 2018, Registrant sold its Local Partnership Interest in Creative Choice to an unaffiliated third party; Registrant received $900,000 in connection with the sale. Such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2018.

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

Item 7A . Quantitative and Qualitative Disclosure About Market Risk.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of American Tax Credit Trust, a Delaware statutory business trust Series I (the "Trust") as of March 30, 2018 and 2017, and the related statements of operations and comprehensive income (loss), changes in owners' equity (deficit) and cash flows for each of the years in the two-year period ended March 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of March 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended March 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on the Trust's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Marks Paneth LLP

We have served as the Trust's auditor since 2013.

New York, New York
June 25, 2018

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
BALANCE SHEETS
MARCH 30, 2018 AND 2017

	2018	2017

ASSETS

Cash and cash equivalents	$7,523	$22,904
Investment in Pemberwick Fund - a short duration bond fund	1,694,731	1,314,600

	$1,702,254	$1,337,504

LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$17,498	$24,615
Payable to manager and affiliates	8,434	456,082

	25,932	480,697

Commitments and contingencies

Owners' equity (deficit)

Manager	(148,992)	(157,271)
Beneficial owners (18,654 units of beneficial ownership interest outstanding)	1,837,670	1,018,017
Accumulated other comprehensive loss	(12,356)	(3,939)

	1,676,322	856,807

	$1,702,254	$1,337,504

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 30, 2018 AND 2017

	2018	2017

REVENUE

Interest	$24,930	$12,290

TOTAL REVENUE	24,930	12,290

EXPENSES

Management fee - affiliate	41,425	65,709
Professional fees	46,836	38,297
Printing, postage and other	8,737	12,220

TOTAL EXPENSES	96,998	116,226

LOSS PRIOR TO GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(72,068)	(103,936)

GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	900,000	1,331,798

NET INCOME	827,932	1,227,862

Other comprehensive loss - Pemberwick Fund	(8,417)	(5,175)

COMPREHENSIVE INCOME	$819,515	$1,222,687

NET INCOME ATTRIBUTABLE TO

Manager	$8,279	$209,845
Beneficial owners	819,653	1,018,017

	$827,932	$1,227,862

NET INCOME per unit of beneficial ownership interest (18,654 units of beneficial ownership interest)	$43.94	$54.57

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
STATEMENTS OF CHANGES IN OWNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2018 AND 2017

	Manager	Beneficial Owners	Accumulated Other Comprehensive Income (Loss)	Total

Owners' equity (deficit), March 30, 2016	$(367,116)	$--	$1,236	$(365,880)

Net income	209,845	1,018,017		1,227,862

Other comprehensive loss - Pemberwick Fund			(5,175)	(5,175)

Owners' equity (deficit), March 30, 2017	(157,271)	1,018,017	(3,939)	856,807

Net income	8,279	819,653		827,932

Other comprehensive loss - Pemberwick Fund			(8,417)	(8,417)

Owners' equity (deficit), March 30, 2018	$(148,992)	$1,837,670	$(12,356)	$1,676,322

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2018 AND 2017

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$25,966	$11,294
Cash paid for
Management fees	(489,073)	(304,488)
Professional fees	(50,820)	(42,848)
Printing, postage and other expenses	(11,870)	(9,075)

Net cash used in operating activities	(525,797)	(345,117)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds in connection with sale of limited partner interests/local partnership properties	900,000	1,331,798
Investments in Pemberwick Fund	(725,584)	(1,318,291)
Redemptions from Pemberwick Fund	336,000	345,000

Net cash provided by investing activities	510,416	358,507

Net increase (decrease) in cash and cash equivalents	(15,381)	13,390

Cash and cash equivalents at beginning of year	22,904	9,514

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,523	$22,904

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized loss on investment in Pemberwick Fund	$(8,417)	$(5,175)

See reconciliation of net income to net cash used in operating activities on page 16.

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED MARCH 30, 2018 AND 2017

	2018	2017

RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES

Net income	$827,932	$1,227,862

Adjustments to reconcile net income to net cash used in operating activities

Gain on sale of limited partner interests/local partnership properties	(900,000)	(1,331,798)
(Gain)/loss on redemptions from Pemberwick Fund	1,036	(996)
Decrease in accounts payable and accrued expenses	(7,117)	(1,406)
Decrease in payable to manager and affiliates	(447,648)	(238,779)

NET CASH USED IN OPERATING ACTIVITIES	$(525,797)	$(345,117)

See Notes to Financial Statements.

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2018 AND 2017

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

Investment in Local Partnerships

The Trust accounts for its investment in local partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for the Trust's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to the Trust is recognized to the extent of the Trust's investment balance in each Local Partnership.  Equity in loss in excess of the Trust's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. Previously unrecognized equity in loss of any Local Partnership is recognized in the fiscal year in which equity in income is earned by such Local Partnership or additional investment is made by the Trust. Distributions received subsequent to the elimination of an investment balance for any such investment in a Local Partnership are recorded as other income from local partnerships. As a result of cumulative equity losses and distributions and the sale of certain Local Partnerships' Properties and/or the Partnership's Local Partnership Interests, the Partnership's investment in local partnerships reached a zero balance in a prior year.

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

The Trust does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810; Subtopic 10, because the Trust is not considered the primary beneficiary. The Trust's balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. The Trust's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the general partners of the Local Partnerships (the "Local General Partners"). In addition, the Local Partnerships' partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships' economic success. As described above herein Note 1, the Trust's investment in local partnerships reached a zero balance in a prior year.

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2018 AND 2017

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

Investment in Pemberwick Fund

The Trust carries its investment in Pemberwick Fund ("Pemberwick"), an investment grade institutional short duration bond fund, at fair value. Realized gains (losses) are included in (offset against) interest revenue. Investment in Pemberwick is classified as available-for-sale and unrealized gains (losses) are included as items of comprehensive income (loss) and are reported as a separate component of owners' equity (deficit).

Income Taxes

The Trust is a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income and deductions are passed through to and are reported by its owners on their respective income tax returns. The Trust's federal tax status as a pass-through entity is based on its legal status as a trust.  Accordingly, the Trust is not required to take any tax positions in order to qualify as a pass-through entity. The Trust is required to file and does file tax returns with the Internal Revenue Service (the "IRS") and other taxing authorities. Income tax returns filed by the Trust are subject to examination by the IRS for a period of three years. While no Trust income tax returns are currently being examined by the IRS, tax years subsequent to 2013 remain subject to examination. The accompanying financial statements do not reflect a provision for income taxes and the Trust has no other tax positions which must be considered for disclosure. In accordance with ASC Topic 740; Subtopic 10, the Trust has included in Note 7 disclosures related to differences in the financial and tax bases of accounting.

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
MARCH 30, 2018 AND 2017

2.	Capital Contributions

On September 13, 1993, the Trust commenced the offering of Units through Merrill Lynch, Pierce, Fenner & Smith Incorporated and PaineWebber Incorporated (the "Selling Agents"). On November 29, 1993, January 28, 1994 and May 25, 1994, under the terms of the Fourth Amended and Restated Agreement of Trust of the Trust (the "Trust Agreement"), the Manager admitted Beneficial Owners to the Trust in three closings. At these closings, subscriptions for a total of 18,654 Units representing $18,654,000 in Beneficial Owner capital contributions were accepted. In connection with the offering of Units, the Trust incurred organization and offering costs of $2,330,819, of which $75,000 was capitalized as organization costs and $2,255,819 was charged to the Beneficial Owners' equity as syndication costs. The Manager contributed $100 to the Trust.

Net loss was allocated 99% to the Beneficial Owners and 1% to the Manager in accordance with the Trust Agreement until such time as the Beneficial Owners' capital reached zero as a result of loss allocations, after which excess losses were allocated to the Manager.  Net income for the year ended March 30, 2017 was allocated 100% to the Manager until the allocation agreed to the excess losses allocated to the Manager in a prior year; the remainder was allocated 99% to the Beneficial Owners and 1% to the Manager. Net income for the year ended March 30, 2018 was allocated 99% to the Beneficial Owners and 1% to the Manager.

3.	Cash and Cash Equivalents

As of March 30, 2018, the Trust has cash and cash equivalents of $7,523, all of which is held in accounts at two financial institutions in which such accounts are insured up to $250,000 at each institution by the Federal Deposit Insurance Corporation (the "FDIC"). The entire amount is FDIC insured as of March 30, 2018.

4.	Investment in Pemberwick Fund

The Trust carries its investment in Pemberwick, an investment grade institutional short duration bond fund, at fair value. Pemberwick was organized in February 2010 as a non-diversified open-end management investment company registered under the Investment Company Act of 1940, as amended, that seeks maximum current income consistent with liquidity and stability of principal. In selecting a portfolio of securities for Pemberwick, the investment advisor of Pemberwick (the "Advisor") will select investments so that 90% of Pemberwick's assets will be rated "A-" or better by a nationally recognized statistical rating organization ("NRSRO") such as Moody's Investor Services, Inc. ("Moody's") and/or by Standard & Poor's Financial Services, LLC ("S&P") (or if commercial paper rated in the highest category) or, if a rating is not available, deemed to be of comparable quality by the Advisor, or securities issued by banking institutions operating in the United States and having assets in excess of $200 billion.

The weighted average duration of Pemberwick's assets is approximately 3.18 years as of March 30, 2018. Redemptions from Pemberwick are immediately liquid and unrestricted. Pemberwick's net asset value ("NAV") is $9.98 and $10.03 per share as of March 30, 2018 and 2017, respectively. The Trust's investment in Pemberwick as of March 30, 2018 and 2017 is $1,694,731 and $1,314,600, respectively. An unrealized loss of $12,356 as of March 30, 2018 is reflected as accumulated other comprehensive loss in the accompanying balance sheet as of March 30, 2018. The Trust has earned $93,511 of interest revenue from the date of its initial investment in Pemberwick through March 30, 2018. The fair value of the Trust's investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1). Pemberwick's NAV was $9.99 as of May 31, 2018.

The Advisor is an affiliate of the Manager. For its services, the Advisor is entitled to receive an annual advisory fee of 0.50% of the average daily net assets of Pemberwick through December 5, 2016. Such fee was reduced to 0.25% as of December 6, 2016. The Advisor may, in its discretion, voluntarily waive its fees or reimburse certain Pemberwick expenses; however, the Advisor is not required to do so. The Advisor has waived all fees fee earned in excess of 0.15% since Pemberwick's inception and earned $2,508 and $1,837 in connection with the Trust's investment in Pemberwick for the years ended March 30, 2018 and 2017, respectively, enough to cover its direct costs. The Advisor's asset management affiliate, Richman Asset Management, Inc. ("RAM") has agreed to reduce its management fees (see Note 6) payable by the Trust to the extent any fee of the Advisor payable by Pemberwick would be duplicative of any profit that RAM would receive from the Trust.

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2018 AND 2017

5.	Investment in Local Partnerships

The Trust initially acquired a Local Partnership Interest in ten Local Partnerships. As of March 30, 2018, the Trust owns a 99% Local Partnership Interest in one Local Partnership, Vision Limited Dividend Housing Association Limited Partnership ("Vision").  In connection with the initial purchase of ten Local Partnership Interests, under the terms of the partnership agreement of each Local Partnership, as of March 30, 2018 the Trust is committed to make capital contributions in the aggregate of $14,837,956, which includes Advances to certain Local Partnerships and all of which has been paid.

Vision owns a 97 unit subsidized and leveraged low-income multifamily residential complex located in Detroit, Michigan. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Periods of all the Local Partnerships expired in a prior year. The rents of Vision are subject to specific laws, regulations and agreements with federal and state agencies.

During the year ended March 30, 2018, the Trust sold its Local Partnership Interest in Creative Choice Homes VII, Ltd. to an unaffiliated third party; the Trust received $900,000 in connection with the sale. Such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Trust for the year ended March 30, 2018.

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

Equity in loss of investment in local partnerships is limited to the Trust's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $112,218 and $180,177 for the years ended December 31, 2017 and 2016, respectively, as reflected in the combined statements of operations of the Local Partnerships herein Note 5.

The differences between the Trust's investment in local partnerships as of March 30, 2018 and 2017 and the amounts reflected as the Trust's investment balance in the combined balance sheets of the Local Partnerships as of December 31, 2017 and 2016 herein Note 5 represent cumulative Carrying Value adjustments made by the Trust (see Note 1).

The combined balance sheets of the Local Partnerships as of December 31, 2017 and 2016 and the combined statements of operations of the Local Partnerships for the years then ended are reflected on pages 21 and 22, respectively. The combined balance sheets of the Local Partnerships as of December 31, 2017 and 2016 do not include any balances in connection with the Local Partnerships in which the Trust no longer owns an interest as of such dates, while the combined statements of operations of the Local Partnerships for the years then ended include the results of operations of such Local Partnerships for the period prior to the sales or other dispositions (see discussion above herein Note 5). Accordingly, the combined balance sheet of the Local Partnerships as of December 31, 2017 only includes balances for Vision.

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2018 AND 2017

5.	Investment in Local Partnerships (Continued)

The combined balance sheets of the Local Partnerships as of December 31, 2017 and 2016 are as follows:

	2017	2016

ASSETS

Cash and cash equivalents	$75,844	$179,344
Rents receivable	5,065	28,960
Escrow deposits and reserves	386,784	1,296,653
Land	179,799	179,799
Buildings and improvements (net of accumulated depreciation of $5,593,736 and $7,820,447)	3,464,656	6,037,801
Other assets	82,650	105,387

	$4,194,798	$7,827,944

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$11,899	$39,284
Due to related parties	56,474	861,622
Mortgages and notes payable	4,609,748	6,236,502
Accrued interest	324,377	2,075,697
Other liabilities	36,264	53,034

	5,038,762	9,266,139

Partners' equity (deficit)

American Tax Credit Trust, Series I
Capital contributions, net of distributions	1,405,544	3,775,145
Cumulative loss	(1,197,744)	(3,273,345)

	207,800	501,800

General partners and other limited partners
Capital contributions, net of distributions	100	(5,897)
Cumulative loss	(1,051,864)	(1,934,098)

	(1,051,764)	(1,939,995)

	(843,964)	(1,438,195)

	$4,194,798	$7,827,944

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2018 AND 2017

5.	Investment in Local Partnerships (Continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016

REVENUE

Rental	$1,380,099	$2,227,795
Interest and other	35,090	121,318

TOTAL REVENUE	1,415,189	2,349,113

EXPENSES

Administrative	215,732	279,499
Payroll	161,618	303,714
Utilities	197,457	409,131
Operating and maintenance	195,659	473,314
Taxes and insurance	138,041	196,083
Financial	165,585	258,378
Depreciation and amortization	452,802	563,241

TOTAL EXPENSES	1,526,894	2,483,360

NET LOSS	$(111,705)	$(134,247)

NET LOSS ATTRIBUTABLE TO

American Tax Credit Trust, Series I	$--	$--
General partners and other limited partners (includes $112,218 and $180,177 of Trust losses in excess of investment and specially allocated income of $1,631 and $47,273)	(111,705)	(134,247)

	$(111,705)	$(134,247)

6.	Transactions with Manager and Affiliates

Pursuant to the terms of the Trust Agreement, the Trust incurs an annual management fee (the "Management Fee") payable to the Manager for its services in connection with the management of the affairs of the Trust. The annual Management Fee is equal to 0.5% of Invested Assets (as such term is defined in the Trust Agreement). The Trust incurred Management Fees of $41,425 and $65,709 for the years ended March 30, 2018 and 2017, respectively. Unpaid Management Fees in the amount of $8,434 and $456,082 are reflected as payable to manager and affiliates in the accompanying balance sheets as of March 30, 2018 and 2017, respectively.

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2018 AND 2017

7.	Taxable Income

A reconciliation of the financial statement net income of the Trust for the years ended March 30, 2018 and 2017 to the tax return income for the years ended December 31, 2017 and 2016 is as follows:

	2018	2017

Financial statement net income for the years ended March 30, 2018 and 2017	$827,932	$1,227,862

Add (less) net transactions occurring between
January 1, 2016 and March 30, 2016	--	(306,378)
January 1, 2017 and March 30, 2017	(21,683)	21,683
January 1, 2018 and March 30, 2018	15,942	--

Adjusted financial statement net income for the years ended December 31, 2017 and 2016	822,191	943,167

Management Fees deductible for tax purposes when paid	(741,762)	63,326

Equity in loss of investment in local partnerships	(20,239)	(110,243)

Gain on sale of limited partner interests/local partnership properties	163,007	(147,589)

Other differences	23	124

Tax return income for the years ended December 31, 2017 and 2016	$223,220	$748,785

The differences between investment in local partnerships for financial reporting and tax purposes as of December 31, 2017 and 2016 are as follows:

	2017	2016

Investment in local partnerships - financial reporting	$--	$--
Investment in local partnerships - tax	(604,610)	(747,378)

	$604,610	$747,378

Payable to manager and affiliates in the accompanying balance sheets represents accrued Management Fees, which are not deductible for tax purposes until paid pursuant to IRC Section 267.

8.	Fair Value of Financial Instruments

The fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and cash equivalents

The carrying amount approximates fair value.

Investment in Pemberwick Fund - a short duration bond fund

The fair value of Pemberwick is based on current market quotes received from active markets. Pemberwick's NAV is calculated and published daily (see Note 4).

AMERICAN TAX CREDIT TRUST,
 a Delaware statutory business trust Series I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2018 AND 2017

8.	Fair Value of Financial Instruments (Continued)

Investment in local partnerships

The Trust assessed the carrying value of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there were indications that a permanent impairment may have occurred (see Note 1). If the Carrying Value of an investment in a Local Partnership exceeded the estimated value derived by management, the Partnership reduced its investment in any such Local Partnership (unless the impairment was considered to be temporary) and included such reduction in equity in income (loss) of investment in local partnerships. Impairment was measured by comparing the investment carrying amount to the estimated residual value of the investment. Although the investment in local partnerships is carried at zero as of March 30, 2017, the Trust was able to negotiate a sale of its Local Partnership Interest in Creative Choice during the year ended March 30, 2018 (see Note 5).

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager concluded that Registrant's disclosure controls and procedures were effective as of March 30, 2018.

Management's Annual Report on Internal Control Over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the Manager, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 and updated in 2013. Based on its evaluation, management has concluded that Registrant's internal control over financial reporting was effective as of March 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant's internal control over financial reporting during the three months ended March 30, 2018 that have materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

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

Richard Paul Richman, age 70, is the sole Director of the Manager. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also the sole director of Richman Housing Credits Inc., an affiliate of the Manager and the general partner of the general partner of American Tax Credit Properties III L.P.

Brian Myers, age 54, is the President of the Manager and the President of Richman Asset Management, Inc. ("RAM"), an affiliate of the Manager. Mr. Myers has been employed by Richman Group or an affiliate since 1997 and is responsible for the overall partnership management operations of RAM in connection with Registrant's investment in the Local Partnerships.

James Hussey, age 57, is a Vice President and the Treasurer of the Manager. Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the finance operations of Richman Group. Mr. Hussey, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 2009. In addition, Mr. Hussey is a Vice President and the Treasurer of RAM, engaged primarily in the asset management and finance operations of RAM.

Gina K. Dodge, age 62, is a Vice President and the Secretary of the Manager and a Vice President and the Secretary of Richman Group.  Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, Ms. Dodge is responsible for communications with investors.

Charles L. Krafnick, age 56, is an Assistant Treasurer of the Manager and is an Assistant Treasurer of Richman Group. Mr. Krafnick, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group. In addition, Mr. Krafnick is an Assistant Treasurer of RAM.  Mr. Krafnick's responsibilities in connection with RAM include various finance and asset management functions.

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

The Board of Director of the Manager has adopted a code of ethics for senior financial officers of Registrant, applicable to Registrant's principal executive officer, principal financial officer and comptroller or principal accounting officer, or persons performing similar functions. Registrant will provide to any person without charge a copy of such code of ethics upon written request to the Manager at 777 West Putnam Avenue, Greenwich, Connecticut 06830, Attention: Secretary.

Item 11.    Executive Compensation.

Registrant has no officers or directors. Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of the Manager and did not pay any such compensation during the years ended March 30, 2018 and 2017. During the years ended March 30, 2018 and 2017, the Manager did not pay any compensation to any of its officers or its director. The director and certain officers of the Manager receive compensation from certain affiliates of the Manager for services performed for various affiliated entities which may include services performed for Registrant.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Three affiliates of Everest Properties, Inc., having the mailing address 199 S. Los Robles Avenue, Suite 200, Pasadena, California 91101, together own 2,708 Units, representing approximately 14.52% of all such Units. Prizm Investments and certain affiliates thereof, having the mailing address P.O. Box 47638, Phoenix, Arizona 85068 are the owners of 1,616 Units, representing approximately 8.66% of all such Units. Warren Heller, having the mailing address 515 W. Buckeye Road, Suite 104, Phoenix, Arizona 85003, owns 1,325 Units, representing approximately 7.10% of all such Units. As of June 7, 2018, no person or entity, other than the entities and affiliates identified above herein Item 12, was known by Registrant to be the beneficial owner of more than five percent of the Units.

Neither the Manager nor the director or any officer of the Manager own any Units. The majority owner of the Manager is Richard Paul Richman.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

Transactions With Related Persons

The Manager and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 4 and 6 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data herein. Such fees will continue to be incurred by Registrant during the fiscal year ending March 30, 2019.

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

Indebtedness of Management

No officer or director of the Manager or any affiliate of the foregoing was indebted to Registrant at any time during the fiscal years ended March 30, 2018 and 2017.

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

Item 14.   Principal Accountant Fees and Services.

Registrant's independent registered public accounting firm billed Registrant the following fees for professional services rendered for the years ended March 30, 2018 and 2017:

	2018	2017

Audit Fees	$21,000	$21,000
Audit-Related Fees	--	--
Tax Fees	$6,750	$6,750
All Other Fees	--	--

Audit fees consist of fees for the annual audit and review of Registrant's interim financial statements and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2018 and 2017.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee. The Audit Committee approved all fiscal 2018 and 2017 principal accountant fees and services.

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

(3)  Exhibits.

	Exhibit	Incorporated by Reference to
4.1	Fourth Amended and Restated Agreement of Trust of Registrant	Appendix A to Registrant's Prospectus filed September 21, 1993 (File No. 33-58032)

10.1	Credit Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.2	Security and Pledge Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.3	Cash Collateral Agreement dated as of December 27, 1993 between Trust and Citibank N.A.	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.4	Promissory Note dated December 27, 1993 from Trust to Citibank N.A.	Exhibit 10.4 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.5	Tri-Party Agreement dated as of December 27, 1993 between Trust, Citibank N.A. and United States Trust Company of New York	Exhibit 10.5 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.6	ACP Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-24600)

10.7	Creative Choice Homes VII, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1994 (File No. 0-24600)

10.8	Edgewood Manor Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)

10.9	Ledge / McLaren Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1994 (File No. 0-24600)

10.10	Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.7 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)

	Exhibit	Incorporated by Reference to

10.11	First Amendment to Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)

10.12	Second Amendment to Penn Apartment Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.9 to Form 10-K Report for the year ended March 30, 1994 (File No. 33-58032)

10.13	SB-92 Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.14	St. Christopher's Associates, L.P. V Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended June 29, 1994 (File No. 33-58032)

10.15	St. John Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.7 to Form 10-Q Report for the period ended December 30, 1993 (File No. 33-58032)

10.16	Starved Rock - LaSalle Manor Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1995 (File No. 0-24600)

10.17	Vision Limited Dividend Housing Association Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1994 (File No. 0-24600)

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*32.1	Section 1350 Certification of Chief Executive Officer

*32.2	Section 1350 Certification of Chief Financial Officer

99.1	Pages 11 through 21 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.1 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.2	Pages 26 through 48 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.2 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.3	Pages 63 through 65 of Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.3 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.4	Supplement No. 2 dated November 16, 1993 to Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.4 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.5	Supplement No. 3 dated November 23, 1994 to Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.5 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

	Exhibit	Incorporated by Reference to

99.6	Supplement No. 4 dated December 28, 1994 to Prospectus of Registrant dated September 7, 1993 filed pursuant to Rule 424 (b)(3) under the Securities Act of 1933	Exhibit 99.6 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

99.7	Independent Auditor's Report of ACP Housing Associates, L.P. as of and for the year ended December 31, 2004	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-24600)

99.8	Independent Auditors' Report of Creative Choice Homes VII, Ltd. as of and for the year ended December 31, 2004	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-24600)

99.9	Report of Independent Registered Public Accounting Firm of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-24600)

99.10	Report of Independent Registered Public Accounting Firm of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.8 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-24600)

99.11	Audited Financial Statements of Creative Choice Homes VII, Ltd. as of and for the year ended December 31, 2005	Exhibit 99.9 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-24600)

99.12	Audited Financial Statements of St. John Housing Associates Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-24600)

99.13	Independent Auditors' Report of Ledge/McLaren Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-24600)

99.14	Audited Financial Statements of St. John Housing Associates Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-24600)

99.15	Audited Financial Statements of Vision L.D.H.A. Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.13 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-24600)

99.16	Deferred Fee Agreement between Registrant, the Manager and ML Fund Administrators Inc.	Exhibit 99.16 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-24600)

**101 INS	XBRL Instance Document

**101 SCH	XBRL Schema Document

**101 CAL	XBRL Calculation Linkbase Document

**101 DEF	XBRL Definition Linkbase Document

**101 LAB	XBRL Labels Linkbase Document

	Exhibit	Incorporated by Reference to

**101 PRE	XBRL Presentation Linkbase Document

**101
Financial Statements from the Annual Report on Form 10-K of the Registrant for the year ended March 30, 2018, formatted in Extensible Business Reporting Language ("XBRL"); (i) Balance Sheets as of March 30, 2018 and 2017; (ii) Statements of Operations and Comprehensive Income (Loss) for the years ended March 30, 2018 and 2017; (iii) Statements of Changes in Owners' Equity (Deficit) for the years ended March 30, 2018 and 2017; and (iv) Statements of Cash Flows for the years ended March 30, 2018 and 2017

 *Filed herewith.

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

AMERICAN TAX CREDIT TRUST, A DELAWARE
STATUTORY BUSINESS TRUST SERIES I

By: Richman American Credit Corp.,
Manager

Dated: June 25, 2018	/s/Brian Myers
Brian Myers
Chief Executive Officer

Dated: June 25, 2018	/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/Brian Myers	Chief Executive Officer of the Manager	June 25, 2018
(Brian Myers)

/s/James Hussey	Chief Financial Officer of the Manager	June 25, 2018
(James Hussey)

/s/Richard Paul Richman	Sole Director of the Manager	June 25, 2018
(Richard Paul Richman)